Form 10-K/A
period 2017-01-28
J.Jill, Inc.
filed 2017-05-05
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

J.Jill, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended January 28, 2017, originally filed with the Securities and Exchange Commission on April 28, 2017 (the “Original Filing”). The “Report of Independent Registered Public Accounting Firm” on page F-2 under Item 8 of the Original Filing incorrectly referenced “January 30, 2017” instead of “January 28, 2017” with respect to the year ended date of the consolidated statements of operations and cash flows. The Amendment is being filed solely to correct the applicable date in the Report of Independent Registered Public Accounting Firm. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 8 of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing.

		Page

PART II	Item 8. Financial Statements and Supplementary Data	2

PART IV	Item 15. Exhibits, Financial Statement Schedules	2

1

PART II

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

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K/A. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

2

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.Jill, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of members’ equity and of cash flows present fairly, in all material respects, the financial position of J.Jill, Inc. and its subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for the year ended January 28, 2017 and for the period from May 8, 2015 to January 30, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

J.Jill, Inc.

Date: May 5, 2017	By:	/s/ Paula Bennett
Paula Bennett
President, Chief Executive Officer and Director

Exhibit Index

Exhibit Number	Exhibit Description
3.1**	Certificate of Incorporation of J.Jill, Inc.

3.2**	Bylaws of J.Jill, Inc.

10.1	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated February 27, 2017 (File No. 333-215993)).

10.2**	Registration Rights Agreement, dated as of March 14, 2017.

10.3**†	J.Jill, Inc. 2017 Omnibus Equity Incentive Plan.

10.4	Term Loan Credit Agreement, dated as of May 8, 2015, among Jill Holdings LLC, Jill Acquisition LLC, the various lenders party thereto from time to time and Jefferies Finance LLC, as the administrative agent (incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1, dated February 10, 2017 (File No. 333-215993)).

10.5	Amendment No. 1 to Term Loan Credit Agreement, dated as of May 27, 2016, among Jill Acquisition LLC, Jill Intermediate LLC, the lenders party thereto and Jefferies LCC as the administrative agent (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1, dated February 10, 2017 (File No. 333-215993)).

10.6	ABL Credit Agreement, dated as of May 8, 2015, among Jill Holdings LLC, Jill Acquisition LLC, certain subsidiaries of Jill Acquisition LLC from time to time party thereto, the lenders party thereto and CIT Finance LLC, as the administrative agent and collateral agent (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1, dated February 10, 2017 (File No. 333-215993)).

10.7	Amendment No. 1 to ABL Credit Agreement, dated as of May 27, 2016, among Jill Acquisition LLC, Jill Intermediate LLC, certain subsidiaries of Jill Acquisition LLC from time to time party thereto, the lenders party thereto and CIT Finance LLC, as the administrative agent and collateral agent (incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1, dated February 10, 2017 (File No. 333-215993)).

10.8	Services Agreement, dated as of May 8, 2015, by and between Jill Acquisition LLC and TowerBrook Capital Partners L.P (incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1, dated February 10, 2017 (File No. 333-215993)).

10.9**†	Second Amended and Restated Employment Agreement, dated as of March 14, 2017, by and between Paula Bennett, J.Jill, Inc., JJill Topco Holdings, LP, Jill Acquisition LLC, and certain other parties thereto.

10.10†	Amended and Restated Employment Agreement, dated as of as May 22, 2015, by and between David Biese and Jill Acquisition LLC (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated February 27, 2017 (File No. 333-215993)).

10.11†	Amended and Restated Employment Agreement, dated as of May 22, 2015, by and between Joann Fielder and Jill Acquisition LLC and Amendment No. 1 thereto, dated as of July 27, 2015 (incorporated by reference from Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated February 27, 2017 (File No. 333-215993)).

10.12	Lease Agreement, dated as of September 30, 2010, by and between Cole JJ Tilton NH, LLC and Jill Acquisition LLC (incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1, dated February 10, 2017 (File No. 333-215993)).

Exhibit Number	Exhibit Description
10.13**	Stockholders Agreement, dated as of March 14, 2017.

10.14†	Form of Stock Option Award Agreement under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated February 27, 2017 (File No. 333-215993)).

10.15†	Form of Restricted Stock Unit Award Agreement under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated February 27, 2017 (File No. 333-215993)).

10.16	Amended and Restated Agreement of Limited Partnership of JJill Topco Holdings, LP, dated as of May 8, 2015 (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated February 27, 2017 (File No. 333-215993)).

10.17†	JJill Topco Holdings, LP Incentive Equity Plan (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated February 27, 2017 (File No. 333-215993)).

10.18†	Form of Grant Agreement under the JJill Topco Holdings, LP Incentive Equity Plan (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated February 27, 2017 (File No. 333-215993)).

21.1**	Subsidiaries of J.Jill, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed.
†	Management contract or compensatory plan or arrangement.