Form 10-Q
period 2017-04-29
J.Jill, Inc.
filed 2017-06-12
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38026

J.Jill, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-1459825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Batterymarch Park, Quincy, MA 02169	02169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 376-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 8, 2017, the registrant had 43,747,944 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except common unit and common share data)

	April 29, 2017	January 28, 2017
Assets
Current assets:
Cash	$15,332	$13,468
Accounts receivable	10,457	3,851
Inventories, net	73,583	66,641
Prepaid expenses and other current assets	19,054	18,559
Receivable from related party	2,227	1,922

Total current assets	120,653	104,441
Property and equipment, net	102,359	102,322
Intangible assets, net	159,852	163,483
Goodwill	197,026	197,026
Other assets	863	1,033

Total assets	$580,753	$568,305

Liabilities and Shareholders’ / Members’ Equity
Current liabilities:
Accounts payable	$38,540	$38,438
Accrued expenses and other current liabilities	47,821	46,121
Current portion of long-term debt	2,799	2,799

Total current liabilities	89,160	87,358
Long-term debt, net of discount and current portion	264,243	264,440
Deferred income taxes	72,887	73,511
Other liabilities	23,243	20,132

Total liabilities	449,533	445,441

Commitments and contingencies (see Note 9)

Shareholders’ / Members’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 43,747,944 shares issued and outstanding at April 29, 2017	437	—
Common units, zero par value, 1,000,000 units authorized, issued and outstanding at January 28, 2017	—	—
Contributed capital	—	116,743
Additional paid-in capital	116,635	—
Accumulated earnings	14,148	6,121

Total shareholders’ / members’ equity	131,220	122,864

Total liabilities and shareholders’ / members’ equity	$580,753	$568,305

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	$166,126	$147,665
Costs of goods sold	50,518	46,159

Gross profit	115,608	101,506
Selling, general and administrative expenses	97,033	87,072

Operating income	18,575	14,434
Interest expense	4,945	4,112

Income before provision for income taxes	13,630	10,322
Provision for income taxes	5,603	4,249

Net income and total comprehensive income	$8,027	$6,073

Net income per common share attributable to common shareholders:
Basic	$0.19	$0.14
Diluted	$0.18	$0.14
Weighted average number of common shares outstanding:
Basic	42,518,143	43,747,944
Diluted	43,680,485	43,747,944

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ / MEMBERS’ EQUITY (UNAUDITED)

(in thousands, except common share and common unit data)

	Common Units		Common Stock		Contributed Capital	Additional Paid-in Capital	Accumulated Earnings	Total Shareholders’ / Members’ Equity
	Units	Amount	Shares	Amount
Balance, January 28, 2017	1,000,000	$—	—	$—	$116,743	$—	$6,121	$122,864
Other equity transactions	—	—	—	—	305	—	—	305
Corporate conversion	(1,000,000)				(117,048)	117,048	—	—
Issuance of common stock	—	—	43,747,944	437	—	(437)	—	—
Equity-based compensation	—	—	—	—	—	24	—	24
Net income	—	—	—	—	—	—	8,027	8,027

Balance, April 29, 2017	—	$—	43,747,944	$437	$—	$116,635	$14,148	$131,220

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net income	$8,027	$6,073
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,793	10,258
Loss on disposal of fixed assets	2	—
Noncash amortization of deferred financing and debt discount costs	667	342
Equity-based compensation	24	75
Deferred rent liability	249	771
Deferred income taxes	(624)	3,905
Changes in operating assets and liabilities:
Accounts receivable	(6,606)	(6,260)
Tax receivable	—	299
Inventories	(6,942)	(1,443)
Prepaid expenses and other current assets	(495)	(951)
Accounts payable	(380)	(8,694)
Accrued taxes payable	(941)	—
Accrued expenses	2,202	(3,616)
Other noncurrent assets and liabilities	3,011	622

Net cash provided by operating activities	6,987	1,381

Investing activities:
Purchases of property and equipment	(4,423)	(6,754)

Net cash used in investing activities	(4,423)	(6,754)

Financing activities:
Repayments on long-term debt	(700)	(625)

Net cash used in financing activities	(700)	(625)

Net change in cash	1,864	(5,998)
Cash:
Beginning of Period	13,468	27,505

End of Period	$15,332	$21,507

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company,” is a nationally recognized women’s apparel brand focused on a loyal, engaged and affluent customer in the attractive 40-65 age segment. The J.Jill brand represents an easy, relaxed and inspired style that reflects the confidence and comfort of a woman with a rich, full life. We operate a highly profitable omni-channel platform that is well diversified across our direct channels. We began as a catalog company and have been a pioneer of the omni-channel model with a compelling presence across stores, website and catalog since 1999. We have developed an industry-leading customer database that allows us to match approximately 98% of transactions to an identifiable customer. We take a data-centric approach, in which we leverage our database and apply our insights to manage our business as well as to acquire and engage customers to drive optimum value and productivity.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 28, 2017 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended April 29, 2017 are not necessarily indicative of future results or results to be expected for the full year ending February 3, 2018. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 28, 2017.

During the first quarter of 2017, Jill Intermediate LLC completed a corporate conversion from a Delaware limited liability company into a Delaware corporation and changed its name to J.Jill, Inc. Subsequent to this corporate conversion, J.Jill, Inc. completed an initial public offering (“IPO”). Refer to Note 7 Shareholders’ Equity for further details of the corporate conversion and IPO.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard was early adopted as of January 30, 2017. The adoption of ASU 2017-04, was done on a prospective basis and did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share—Based Payment Accounting. The amendments in this update involve several aspects of accounting for equity-based payment transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09, was done on a prospective basis and did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of ASU 2015-11, was done on a prospective basis and did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra—Entity Transfers of Assets Other Than Inventory. This update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity would recognize the current and deferred income tax consequences of an intra-entity asset transfer when the transfer occurs. Intra-entity inventory transfers would still be an exception. The provisions of ASU 2016-16 are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact that adopting ASU 2016-16 will have on its consolidated financial statements.

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

3. Debt

The components of the Company’s outstanding debt were as follows (in thousands):

	April 29, 2017	January 28, 2017
Term loan	$275,276	$275,975
Discount on debt and debt issuance costs	(8,234)	(8,736)
Less: Current portion	(2,799)	(2,799)

Net long-term debt	$264,243	$264,440

The Company was in compliance with all financial covenants as of April 29, 2017.

4. Income Taxes

The Company recorded income tax expense of $5.6 million and $4.2 million during the thirteen weeks ended April 29, 2017 and the thirteen weeks ended April 30, 2016, respectively. The effective tax rates were 41.1% and 41.2% in the thirteen weeks ended April 29, 2017 and the thirteen weeks ended April 30, 2016, respectively.

The effective tax rate for the thirteen weeks ended April 29, 2017 and the thirteen weeks ended April 30, 2016 exceeds the federal statutory rate of 35.0% primarily due to state income taxes and non-deductible IPO related expenses.

5. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders for the thirteen weeks ended April 29, 2017 and the thirteen weeks ended April 30, 2016, respectively (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Numerator
Net income per common share attributable to common shareholders:	$8,027	$6,073
Denominator
Weighted average number of common shares outstanding, basic:	42,518,143	43,747,944
Dilutive effect of restricted shares	1,162,342	—

Weighted average number of common shares outstanding, diluted:	43,680,485	43,747,944
Net income per common share attributable to common shareholders, basic:	$0.19	$0.14
Net income per common share attributable to common shareholders, diluted:	$0.18	$0.14

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the related fiscal period’s average price of the Company’s common stock. Such options are excluded because they would have an antidilutive effect. There were 83,565 such options excluded for the thirteen weeks ended April 29, 2017. There were no options excluded for the thirteen weeks ended April 30, 2016.

6. Equity-Based Compensation

Compensation expense was less than $0.1 million and $0.1 million the thirteen weeks ended April 29, 2017 and the thirteen weeks ended April 30, 2016, respectively.

7. Shareholders’ Equity

On February 24, 2017, the Company completed a corporate conversion from a Delaware limited liability company named Jill Intermediate LLC into a Delaware corporation and changed its name to J.Jill, Inc. In conjunction with the corporate conversion, all of the outstanding equity of Jill Intermediate LLC converted into shares of common stock of J.Jill, Inc. Following the Company’s conversion from a limited liability company to a corporation, JJill Holdings, Inc. merged with and into J.Jill, Inc. on February 24, 2017, with J.Jill, Inc. continuing as the surviving entity.

On March 14, 2017, J.Jill, Inc. completed an IPO. An existing shareholder of the Company sold 11,666,667 shares of the Company’s common stock at a share price of $13.00 per share. The underwriters subsequently elected to exercise their over-allotment option to purchase an additional 865,000 shares of common stock from the selling shareholder at the IPO price of $13.00 per share. All proceeds of the IPO, net of the underwriter’s discount, were distributed to the selling shareholder.

Upon the closing of the IPO on March 14, 2017, JJill Topco Holdings, LP (“Topco”) completed a distribution of J.Jill, Inc. common stock to its partners that held vested and unvested common interests in accordance with its limited partnership agreement. The shares of J.Jill, Inc. common stock distributed in respect of unvested common interests became restricted J.Jill, Inc. common stock, subject to the original vesting terms of such common interests. Holders of vested and unvested common interests received a pro-rata distribution of vested and unvested J.Jill, Inc. common stock, equal to their fair value of common interests immediately prior to the distribution, resulting in no incremental fair value.

As a result, 2,385,001 shares of the 43,747,944 shares of J.Jill, Inc. common shares are treated as restricted shares and will vest in accordance with the original vesting terms of the common interests. All restricted shares of J.Jill, Inc. continue to be considered outstanding shares for legal purposes. The restricted shares are contingently issuable upon vesting and have been included in diluted earnings per share.

8. Related Party Transactions

For the thirteen weeks ended April 29, 2017, the Company incurred an immaterial amount out-of-pocket expenses in relation to the advisory services agreement with a related party. These expenses are included in operating expenses in the accompanying consolidated statements of operations and comprehensive income.

The Company has a net receivable from related parties of $2.2 million recorded at April 29, 2017. This is a receivable from Topco and made up of $0.3 million in working capital settlements related to a 2015 acquisition and $1.9 million in cash paid directly by investors to Topco for an ownership stake in J.Jill, Inc.

9. Commitments and Contingencies

Operating Lease Agreements

The Company recorded a deferred lease liability of $7.2 million and $6.5 million as of April 29, 2017 and January 28, 2017, respectively. In certain instances, the Company also receives allowances for its store leases, which it accrues and amortizes ratably over the life of the lease. The Company maintained a tenant improvement incentive liability of $12.5 million and $9.9 million as of April 29, 2017 and January 28, 2017, respectively.

Total rental expense was $14.4 million and $13.6 million for the thirteen weeks ended April 29, 2017 and the thirteen weeks ended April 30, 2016, respectively, exclusive of contingent rental expense recorded of $0.4 million and $0.4 million for the same respective periods.

Legal Proceedings

The Company is subject to various legal proceedings that arise in the ordinary course of business. The Company accrues for liabilities associated with these proceedings which are determined to be probable and which can be reasonably estimated. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that it is reasonably possible that these outstanding proceedings will result in unaccrued losses that would be material. The Company maintains insurance policies to mitigate the financial impact of certain litigation.

10. Subsequent Events

The Company is not aware of any material subsequent events which would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements”.

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended January 28, 2017 (“Fiscal Year 2016”) and the fiscal year ending February 3, 2018 (“Fiscal Year 2017”) are comprised of 52 weeks and 53 weeks, respectively.

Overview

J.Jill is a nationally recognized women’s apparel brand focused on a loyal, engaged and affluent customer in the attractive 40-65 age segment. The J.Jill brand represents an easy, relaxed and inspired style that reflects the confidence and comfort of a woman with a rich, full life. We operate a highly profitable omni-channel platform that is well diversified across our direct (43% of net sales for the thirteen weeks ended April 29, 2017) and retail (57% of net sales for the thirteen weeks ended April 29, 2017) channels. We began as a catalog company and have been a pioneer of the omni-channel model with a compelling presence across stores, website and catalog since 1999. We have developed an industry-leading customer database that allows us to match approximately 98% of transactions to an identifiable customer. We take a data-centric approach, in which we leverage our database and apply our insights to manage our business as well as to acquire and engage customers to drive optimum value and productivity. Our goals are to Create a great brand, to Build a successful business and to Make J.Jill a great place to work. To achieve this, we have aligned our strategy and team around four guiding pillars—Brand, Customer, Product and Channel.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that compliance with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we expect to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA represents net income (loss) plus interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, write-off of property and equipment, and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because our management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a supplemental measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

While we believe that Adjusted EBITDA is useful in evaluating our business, Adjusted EBITDA is a non- GAAP financial measure that has limitations as an analytical tool. Adjusted EBITDA should not be considered an alternative to, or substitute for, net income (loss), which is calculated in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces the usefulness of Adjusted EBITDA as a tool for comparison. We recommend that you review the reconciliation and calculation of Adjusted EBITDA and Adjusted EBITDA margin to net income (loss), the most directly comparable GAAP financial measure, below and not rely solely on Adjusted EBITDA or any single financial measure to evaluate our business.

Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented.

	For the Thirteen Weeks Ended
(in thousands, except share and per share data)	April 29, 2017	April 30, 2016
Statements of Operations Data:
Net income	$8,027	$6,073
Interest expense	4,945	4,112
Provision for income taxes	5,603	4,249
Depreciation and amortization	8,799	10,261
Equity-based compensation expense(a)	24	75
Write-off of property and equipment (b)	2	—
Other non-recurring expenses(c)	3,585	1,108

Adjusted EBITDA	$30,985	$25,878

Net sales	$166,126	$147,665
Adjusted EBITDA margin	18.7%	17.5%

(a)	Represents expenses associated with equity incentive instruments granted to our management. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.
(b)	Represents the net loss on the disposal of fixed assets.
(c)	Represents items management believes are not indicative of ongoing operating performance. These expenses are primarily composed of legal and professional fees associated with the initial public offering, completed March 14, 2017.

Factors Affecting the Comparability of our Results of Operations

On February 24, 2017, we completed a conversion from a Delaware limited liability company named Jill Intermediate LLC into a Delaware corporation and changed our name to J.Jill, Inc. In conjunction with the conversion, all of our outstanding equity interests converted into shares of common stock. Accordingly, all historical earnings per share amounts presented in the accompanying consolidated statements of operations and comprehensive income and the related notes to the consolidated financial statements have been retroactively adjusted to reflect our conversion from a limited liability company to a corporation.

Following our conversion from a limited liability company to a corporation, J.Jill, Inc. merged with and into its direct parent company, JJill Holdings, Inc., on February 24, 2017, with J.Jill, Inc. continuing as the surviving entity. JJill Holdings, Inc. did not have operations of its own, except for buyer transaction costs of $8.6 million incurred in the second quarter of 2015 to execute the acquisition of Jill Intermediate LLC.

Results of Operations

Thirteen Weeks Ended April 29, 2017 Compared to Thirteen Weeks Ended April 30, 2016

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from Thirteen Weeks Ended April 30, 2016 to Thirteen Weeks Ended April 29, 2017
(in thousands)	April 29, 2017		April 30, 2016
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$166,126	100.0%	$147,665	100.0%	$18,461	12.5%
Costs of goods sold	50,518	30.4%	46,159	31.3%	4,359	9.4%

Gross profit	115,608	69.6%	101,506	68.7%	14,102	13.9%
Selling, general and administrative expenses	97,033	58.4%	87,072	59.0%	9,961	11.4%

Operating income	18,575	11.2%	14,434	9.8%	4,141	28.7%
Interest expense	4,945	3.0%	4,112	2.8%	833	20.3%

Income before provision for income taxes	13,630	8.2%	10,322	7.0%	3,308	32.0%
Provision for income taxes	5,603	3.4%	4,249	2.9%	1,354	31.9%

Net income	$8,027	4.8%	$6,073	4.1%	$1,954	32.2%

Net Sales

Net sales for the thirteen weeks ended April 29, 2017 increased $18.5 million, or 12.5%, to $166.1 from $147.7 million for the thirteen weeks ended April 30, 2016. At the end of those same periods, we operated 276 and 264 retail stores, respectively.

Our direct channel was responsible for 43% of our net sales in the thirteen weeks ended April 29, 2017 and 41% in the thirteen weeks ended April 30, 2016. Our retail channel was responsible for 57% of our net sales in the thirteen weeks ended April 29, 2017 and 59% in the thirteen weeks ended April 30, 2016. The increase in net sales was due to a 9.9% increase in total comparable company sales, driven by an increase in our active customer base, and an increase in store count.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended April 29, 2017 increased $14.1 million, or 13.9%, to $115.6 from $101.5 million for the thirteen weeks ended April 30, 2016. The increase was primarily due to increased sales. The balance of the increase reflects gross margin for the thirteen weeks ended April 29, 2017 increasing to 69.6% from 68.7% for the thirteen weeks ended April 30, 2016. The increased gross margin was primarily due to a favorable customer response to our product offering.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended April 29, 2017 increased $9.9 million, or 11.4%, to $97.0 from $87.1 million for the thirteen weeks ended April 30, 2016.

As a percentage of net sales, selling, general and administrative expenses was 58.4% for the thirteen weeks ended April 29, 2017 compared to 59.0% for the thirteen weeks ended April 30, 2016. The increase is related to higher sales related expenses of $3.5 million, increased marketing costs of $1.8 million, increased incentive expense of $0.9 million, increased non-recurring expenses related to our initial public offering of $2.5 million, and increased corporate payroll and other expenses of $3.3 million to support business growth. This increase was offset by decreases related to depreciation and amortization expense of $2.0 million.

Interest Expense

Interest expense for the thirteen weeks ended April 29, 2017 increased $0.8 million, or 20.3%, to $4.9 million from $4.1 million for the thirteen weeks ended April 30, 2016. The increase was primarily due to an additional $40.0 million of debt incurred in May 2016, which drove an increase in average debt outstanding to $275.7 million for the thirteen weeks ended April 29, 2017 from $248.5 million for the thirteen weeks ended April 30, 2016 and higher amortization of deferred financing costs.

Provision for Income Taxes

The provision for income taxes for the thirteen weeks ended April 29, 2017 increased $1.4 million, or 31.9%, to $5.6 from $4.2 million for the thirteen weeks ended April 30, 2016. Our effective tax rates for the same periods were 41.1% and 41.2%, respectively.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL credit agreement, dated as of May 8, 2015, by and among Jill Holdings LLC, Jill Acquisition LLC, certain subsidiaries from time to time party thereto, the lenders party thereto and CIT Finance LLC as the administrative agent and collateral agent, as amended on May 27, 2016 by Amendment No. 1 thereto (the “ABL Facility”). Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores, upgrading information systems and costs of operating as a public company. We believe that our current sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our ABL Facility or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.

Purchases of property and equipment were $4.4 million during the thirteen weeks ended April 29, 2017, primarily representing investments in stores and information systems. Purchases of property and equipment in 2017 are planned to be approximately $48 million and reflects our investments in stores and information systems.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	April 29, 2017	April 30, 2016
Net cash provided by operating activities	$6,987	$1,381
Net cash used in investing activities	(4,423)	(6,754)
Net cash used in financing activities	(700)	(625)

Net Cash provided by Operating Activities

Net cash provided by operating activities during the thirteen weeks ended April 29, 2017 was $7.0 million. Key elements of cash provided by operating activities were (i) net income of $8.0 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $9.1 million, primarily driven by depreciation and amortization and deferred income taxes, partially offset by, (iii) an increase in net operating assets and liabilities of $10.1 million, primarily driven by cash uses in inventory, accounts receivable, and taxes payable, offset with cash provided by accrued expenses and other noncurrent assets and liabilities.

Net cash provided by operating activities during the thirteen weeks ended April 30, 2016 was $1.4 million. Key elements of cash provided by operating activities were (i) net income of $6.1 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $15.3 million, primarily driven by depreciation and amortization and deferred income taxes, offset by, (iii) an increase in net operating assets and liabilities and other activities of $20.0 million, primarily driven by cash uses in accounts receivable, inventory, accounts payable, and accrued expenses.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirteen weeks ended April 29, 2017 was $4.4 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the thirteen weeks ended April 30, 2016 was $6.8 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during the thirteen weeks ended April 29, 2017 was $0.7 million, which was the scheduled repayment of our term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings LLC, Jill Acquisition LLC, a wholly-owned subsidiary of us, the various lenders party thereto and Jefferies Finance LLC as the administrative agent, as amended on May 27, 2016 by Amendment No. 1 thereto (the “Term Loan”).

Net cash used in financing activities during the thirteen weeks ended April 30, 2016 was $0.6 million, which was the scheduled repayment of our Term Loan.

Dividends

We intend to retain any future earnings for use in the operation and growth of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future.

Credit Facilities

At April 29, 2017 and January 28, 2017, there were no loan amounts outstanding under the ABL Facility. At those same dates, we had outstanding letters of credit in the amounts of $2.1 million and our maximum additional borrowing capacity was $37.9 million.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended April 29, 2017, there were no material changes in the contractual obligations as of January 28, 2017.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Critical Accounting Policies and Significant Estimates

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

Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, for recently adopted accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the year ended January 28, 2017 and other cautionary statements included therein and herein.

These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report on Form 10-Q and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. We qualify all of our forward-looking statements by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of April 29, 2017, there was no outstanding balance under the ABL Facility, and $2.1 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $37.9 million and the amount outstanding under the Term Loan had decreased to $275.3 million as a result of the scheduled repayment of our Term Loan. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the interest rate on the ABL Facility at April 29, 2017, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.1 million during Fiscal Year 2017.

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

Item 4. Controls and Procedures

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form-10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form-10-Q, our disclosure controls and procedures were effective to provide such reasonable assurance.

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended April 29, 2017 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K. However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.Jill, Inc.

Date: June 12, 2017	By:	/s/ Paula Bennett
Paula Bennett
Chief Executive Officer

Date: June 12, 2017	By:	/s/ David Biese
David Biese
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.