Form 10-Q
period 2017-07-29
J.Jill, Inc.
filed 2017-09-12
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

As of September 12, 2017, the registrant had 43,747,944 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except common unit and common share data)

	July 29, 2017	January 28, 2017
Assets
Current assets:
Cash	$28,661	$13,468
Accounts receivable	5,071	3,851
Inventories, net	62,790	66,641
Prepaid expenses and other current assets	12,566	18,559
Receivable from related party	—	1,922
Total current assets	109,088	104,441
Property and equipment, net	106,221	102,322
Intangible assets, net	156,222	163,483
Goodwill	197,026	197,026
Other assets	801	1,033
Total assets	$569,358	$568,305
Liabilities and Shareholders’ / Members’ Equity
Current liabilities:
Accounts payable	$40,486	$38,438
Accrued expenses and other current liabilities	41,422	46,121
Current portion of long-term debt	2,799	2,799
Total current liabilities	84,707	87,358
Long-term debt, net of discount and current portion	244,436	264,440
Deferred income taxes	72,391	73,511
Other liabilities	24,371	20,132
Total liabilities	425,905	445,441
Commitments and contingencies (see Note 9)
Shareholders’ / Members’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 43,747,944 shares issued and outstanding at July 29, 2017	437	—
Common units, zero par value, 1,000,000 units authorized, issued and outstanding at January 28, 2017	—	—
Contributed capital	—	116,743
Additional paid-in capital	116,872	—
Accumulated earnings	26,144	6,121
Total shareholders’ / members’ equity	143,453	122,864
Total liabilities and shareholders’ / members’ equity	$569,358	$568,305

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$181,372	$165,035	$347,498	$312,700
Costs of goods sold	58,724	52,180	109,242	98,339
Gross profit	122,648	112,855	238,256	214,361
Selling, general and administrative expenses	97,011	94,172	194,044	181,244
Operating income	25,637	18,683	44,212	33,117
Interest expense	5,084	4,674	10,029	8,786
Income before provision for income taxes	20,553	14,009	34,183	24,331
Provision for income taxes	8,557	5,860	14,160	10,109
Net income and total comprehensive income	$11,996	$8,149	$20,023	$14,222
Net income per common share attributable to common shareholders:
Basic	$0.29	$0.19	$0.48	$0.33
Diluted	$0.28	$0.19	$0.46	$0.33
Weighted average number of common shares outstanding:
Basic	41,549,825	43,747,944	42,033,984	43,747,944
Diluted	43,554,275	43,747,944	43,559,781	43,747,944

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ / MEMBERS’ EQUITY (UNAUDITED)

(in thousands, except common share and common unit data)

								Total
						Additional		Shareholders’ /
	Common Units		Common Stock		Contributed	Paid-in	Accumulated	Members’
	Units	Amount	Shares	Amount	Capital	Capital	Earnings	Equity
Balance, January 28, 2017	1,000,000	$—	—	$—	$116,743	$—	$6,121	$122,864
Other equity transactions	—	—	—	—	305	—	—	305
Corporate conversion	(1,000,000)	—	—	—	(117,048)	117,048	—	—
Issuance of common stock	—	—	43,747,944	437	—	(437)	—	—
Equity-based compensation	—	—	—	—	—	261	—	261
Net income	—	—	—	—	—	—	20,023	20,023
Balance, July 29, 2017	—	$—	43,747,944	$437	$—	$116,872	$26,144	$143,453

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Net income	$20,023	$14,222
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,131	18,598
Loss on disposal of fixed assets	340	384
Noncash amortization of deferred financing and debt discount costs	1,615	754
Equity-based compensation	261	285
Deferred rent liability	664	1,194
Deferred income taxes	(1,121)	(4,187)
Changes in operating assets and liabilities:
Accounts receivable	(1,219)	(1,309)
Tax receivable	—	4,407
Inventories	3,851	893
Prepaid expenses and other current assets	5,993	(421)
Accounts payable	(221)	(3,489)
Accrued taxes payable	(528)	8,528
Accrued expenses	(5,381)	(3,696)
Other noncurrent assets and liabilities	3,872	776
Net cash provided by operating activities	45,280	36,939
Investing activities:
Purchases of property and equipment	(10,915)	(15,857)
Net cash used in investing activities	(10,915)	(15,857)
Financing activities:
Repayments on long-term debt	(21,399)	(1,350)
Proceeds from long-term debt	-	40,000
Payment of debt issuance costs	-	(1,668)
Receivable from related party	2,227	(72)
Distribution to member	-	(70,000)
Net cash used in financing activities	(19,172)	(33,090)
Net change in cash	15,193	(12,008)
Cash:
Beginning of Period	13,468	27,505
End of Period	$28,661	$15,497

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company,” is a nationally recognized women’s apparel brand focused on a loyal, engaged and affluent customer in the attractive 40-65 age segment. The J.Jill brand represents an easy, relaxed and inspired style that reflects the confidence and comfort of a woman with a rich, full life. We operate a highly profitable omnichannel platform that is well diversified across our direct and retail channels. We began as a catalog company and have been a pioneer of the omnichannel model with a compelling presence across stores, website and catalog since 1999. We take a data-centric approach, in which we leverage our database and apply our insights to manage our business as well as to acquire and engage customers to drive optimum value and productivity.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 28, 2017 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended July 29, 2017 are not necessarily indicative of future results or results to be expected for the full year ending February 3, 2018. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 28, 2017.

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

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies application of the guidance to a change in the terms or conditions of a share-based payment award under Topic 718. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including early adoption to an interim period. This standard was early adopted in the second quarter of fiscal 2017. The adoption of ASU 2017-09 was done on a prospective basis and did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard was early adopted as of January 29, 2017. The adoption of ASU 2017-04 was done on a prospective basis and did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share—Based Payment Accounting. The amendments in this update involve several aspects of accounting for equity-based payment transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 was done on a prospective basis and did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards, under which an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of ASU 2015-11 was done on a prospective basis and did not have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow—Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which addresses various technical corrections for the ASUs listed above. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Based on the Company’s preliminary assessment of these standards, it has identified certain changes to accounting policies, including the timing of revenue recognition, and direct response advertising costs and the gross versus net presentation of merchandise returns. The Company is continuing to assess the impact of the standards through evaluation of customer programs and relevant contracts. The Company plans to adopt these standards beginning in the first quarter of fiscal 2018 using the modified retrospective approach with a cumulative adjustment to retained earnings.

3. Debt

The components of the Company’s outstanding debt were as follows (in thousands):

	July 29, 2017	January 28, 2017
Term Loan	$254,576	$275,975
Discount on debt and debt issuance costs	(7,341)	(8,736)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$244,436	$264,440

On June 16, 2017, the Company made a voluntary prepayment of $20.2 million, including accrued interest, on the Term Loan.

The Company was in compliance with all financial covenants as of July 29, 2017.

4. Income Taxes

The Company recorded income tax expense of $8.6 million and $14.2 million during the thirteen and twenty-six weeks ended July 29, 2017, respectively, and $5.9 million and $10.1 million during the thirteen and twenty-six weeks ended July 30, 2016, respectively. The effective tax rates were 41.6% and 41.4% in the thirteen and twenty-six weeks ended July 29, 2017, respectively, and 41.8% and 41.5% in the thirteen and twenty-six weeks ended July 30, 2016, respectively.

The effective tax rate for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 exceeds the federal statutory rate of 35.0% primarily due to state income taxes and certain non-deductible IPO related expenses.

5. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator
Net income attributable to common shareholders:	$11,996	$8,149	$20,023	$14,222
Denominator
Weighted average number of common shares outstanding, basic:	41,549,825	43,747,944	42,033,984	43,747,944
Dilutive effect of restricted shares	2,004,450	—	1,525,797	—
Weighted average number of common shares outstanding, diluted:	43,554,275	43,747,944	43,559,781	43,747,944
Net income per common share attributable to common shareholders, basic:	$0.29	$0.19	$0.48	$0.33
Net income per common share attributable to common shareholders, diluted:	$0.28	$0.19	$0.46	$0.33

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect. There were 283,230 and 280,038 such awards excluded for the thirteen and twenty-six weeks ended July 29, 2017. There were no awards excluded for the thirteen and twenty-six weeks ended July 30, 2016.

6. Equity-Based Compensation

Compensation expense was $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, and $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended July 30, 2016.

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

As a result, 2,385,001 shares of the 43,747,944 shares of J.Jill, Inc. common shares were treated as restricted shares upon closing of the IPO and will vest in accordance with the original vesting terms of the common interests.  All restricted shares of J.Jill, Inc. continue to be considered outstanding shares for legal purposes.  The restricted shares have been included in diluted earnings per share.

8. Related Party Transactions

For the twenty-six weeks ended July 29, 2017, the Company incurred an immaterial amount of out-of-pocket expenses in relation to the advisory services agreement with a related party. These expenses are included in operating expenses in the accompanying consolidated statements of operations and comprehensive income.

9. Commitments and Contingencies

Operating Lease Agreements

The Company recorded a deferred lease liability of $8.1 million and $6.5 million as of July 29, 2017 and January 28, 2017, respectively. In certain instances, the Company also receives tenant improvement incentives for its store leases, which it accrues and amortizes ratably over the life of the lease. The Company maintained a tenant improvement incentive liability of $12.9 million and $9.9 million as of July 29, 2017 and January 28, 2017, respectively.

Total rental and common area maintenance expense was $14.9 million and $29.3 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, exclusive of contingent rental expense recorded of $0.4 million and $0.8 million for the same respective periods.

Total rental and common area maintenance expense was $13.8 million and $27.4 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, exclusive of contingent rental expense recorded of $0.5 million and $0.9 million for the same respective periods.

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

Overview

J.Jill is a nationally recognized women’s apparel brand focused on a loyal, engaged and affluent customer in the attractive 40-65 age segment. The J.Jill brand represents an easy, relaxed and inspired style that reflects the confidence and comfort of a woman with a rich, full life. We operate a highly profitable omnichannel platform that is well diversified across our direct and retail channels. We began as a catalog company and have been a pioneer of the omnichannel model with a compelling presence across stores, website and catalog since 1999. We take a data-centric approach, in which we leverage our database and apply our insights to manage our business as well as to acquire and engage customers to drive optimum value and productivity.

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

Our Strategic Initiatives. We are in the process of implementing significant business initiatives that have had and will continue to have an impact on our results of operations. Although these initiatives are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that compliance with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands, except share and per share data)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Statements of Operations Data:
Net income	$11,996	$8,149	$20,023	$14,222
Interest expense	5,084	4,674	10,029	8,786
Provision for income taxes	8,557	5,860	14,160	10,109
Depreciation and amortization	8,341	8,340	17,140	18,601
Equity-based compensation expense(a)	237	210	261	285
Write-off of property and equipment (b)	338	384	340	384
Other non-recurring expenses(c)	721	3,455	4,306	4,563
Adjusted EBITDA	$35,274	$31,072	$66,259	$56,950
Net sales	$181,372	$165,035	$347,498	$312,700
Adjusted EBITDA margin	19.4%	18.8%	19.1%	18.2%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.

(b)	Represents net gain or loss on the disposal of fixed assets.
(c)

Represents items management believes are not indicative of ongoing operating performance. These expenses are primarily composed of legal and professional fees associated with the initial public offering completed March 14, 2017 and subsequent transition to a public company.

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

Results of Operations

Thirteen weeks ended July 29, 2017 Compared to Thirteen weeks ended July 30, 2016

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended July 30, 2016 to the Thirteen Weeks
(in thousands)	July 29, 2017		July 30, 2016		Ended July 29, 2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$181,372	100.0%	$165,035	100.0%	$16,337	9.9%
Costs of goods sold	58,724	32.4%	52,180	31.6%	6,544	12.5%
Gross profit	122,648	67.6%	112,855	68.4%	9,793	8.7%
Selling, general and administrative expenses	97,011	53.5%	94,172	57.1%	2,839	3.0%
Operating income	25,637	14.1%	18,683	11.3%	6,954	37.2%
Interest expense	5,084	2.8%	4,674	2.8%	410	8.8%
Income before provision for income taxes	20,553	11.3%	14,009	8.5%	6,544	46.7%
Provision for income taxes	8,557	4.7%	5,860	3.6%	2,697	46.0%
Net income	$11,996	6.6%	$8,149	4.9%	$3,847	47.2%

Net Sales

Net sales for the thirteen weeks ended July 29, 2017 increased $16.3 million, or 9.9%, to $181.4 from $165.0 million for the thirteen weeks ended July 30, 2016.  At the end of those same periods, we operated 274 and 265 retail stores, respectively.

Our direct channel was responsible for 43% of our net sales in the thirteen weeks ended July 29, 2017 and 42% in the thirteen weeks ended July 30, 2016. Our retail channel was responsible for 57% of our net sales in the thirteen weeks ended July 29, 2017 and 58% in the thirteen weeks ended July 30, 2016. The increase in net sales was due to a 7.8% increase in total comparable company sales, driven by an increase in our active customer base, and an increase in store count.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended July 29, 2017 increased $9.8 million, or 8.7%, to $122.6 from $112.9 million for the thirteen weeks ended July 30, 2016. The increase was primarily due to increased sales.  The gross margin for the thirteen weeks ended July 29, 2017 was 67.6% compared to 68.4% for the thirteen weeks ended July 30, 2016, due to an increase in promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended July 29, 2017 increased $2.8 million, or 3.0%, to $97.0 from $94.2 million for the thirteen weeks ended July 30, 2016. The increase is related to higher sales related expenses of $4.5 million and increased marketing costs of $0.8 million.  These increases were offset by a decrease in non-recurring costs of $2.7 million, reflecting costs incurred in the thirteen weeks ended July 29, 2016, which were associated with the March 14, 2017 initial public offering.

As a percentage of net sales, selling, general and administrative expenses were 53.5% for the thirteen weeks ended July 29, 2017 compared to 57.1% for the thirteen weeks ended July 30, 2016.

Interest Expense

Interest expense for the thirteen weeks ended July 29, 2017 increased $0.4 million, or 8.8%, to $5.1 from $4.7 million for the thirteen weeks ended July 30, 2016. The increase was primarily due to the acceleration of deferred financing amortization costs associated with a voluntary principal prepayment on the Term Loan of $20.0 million made in June 2017.

Provision for Income Taxes

The provision for income taxes for the thirteen weeks ended July 29, 2017 increased $2.7 million, or 46.0%, to $8.6 from $5.9 million for the thirteen weeks ended July 30, 2016. Our effective tax rates for the same periods were 41.6% and 41.8%, respectively.

Twenty-six weeks ended July 29, 2017 Compared to Twenty-six weeks ended July 30, 2016

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended July 30, 2016 to the Twenty-Six
(in thousands)	July 29, 2017		July 30, 2016		Weeks Ended July 29, 2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$347,498	100.0%	$312,700	100.0%	$34,798	11.1%
Costs of goods sold	109,242	31.4%	98,339	31.4%	10,903	11.1%
Gross profit	238,256	68.6%	214,361	68.6%	23,895	11.1%
Selling, general and administrative expenses	194,044	55.8%	181,244	58.0%	12,800	7.1%
Operating income	44,212	12.7%	33,117	10.6%	11,095	33.5%
Interest expense	10,029	2.9%	8,786	2.8%	1,243	14.1%
Income before provision for income taxes	34,183	9.8%	24,331	7.8%	9,852	40.5%
Provision for income taxes	14,160	4.1%	10,109	3.2%	4,051	40.1%
Net income	$20,023	5.8%	$14,222	4.5%	$5,801	40.8%

Net Sales

Net sales for the twenty-six weeks ended July 29, 2017 increased $34.8 million, or 11.1%, to $347.5 from $312.7 million for the twenty-six weeks ended July 30, 2016.  At the end of those same periods, we operated 274 and 265 retail stores, respectively.

Our direct channel was responsible for 43% of our net sales in the twenty-six weeks ended July 29, 2017 and 42% in the twenty-six weeks ended July 30, 2016. Our retail channel was responsible for 57% of our net sales in the twenty-six weeks ended July 29, 2017 and 58% in the twenty-six weeks ended July 30, 2016. The increase in net sales was due to an 8.8% increase in total comparable company sales, driven by an increase in our active customer base, and an increase in store count.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended July 29, 2017 increased $23.9 million, or 11.1%, to $238.3 from $214.4 million for the twenty-six weeks ended July 30, 2016. The increase was due to increased sales. The gross margin rate was 68.6% for both the twenty-six weeks ended July 29, 2017 and the twenty-six weeks ended July 30, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended July 29, 2017 increased $12.8 million, or 7.1%, to $194.0 from $181.2 million for the twenty-six weeks ended July 30, 2016. The increase is related to higher sales related expenses of $8.0 million, increased marketing costs of $2.6 million, increased incentive expense of $0.6 million, and increased corporate payroll and other expenses of $3.6 million to support business growth.  This increase was offset by decreases related to depreciation and amortization expense of $2.0 million.

As a percentage of net sales, selling, general and administrative expenses were 55.8% for the twenty-six weeks ended July 29, 2017 compared to 58.0% for the twenty-six weeks ended July 30, 2016.

Interest Expense

Interest expense for the twenty-six weeks ended July 29, 2017 increased $1.2 million, or 14.1%, to $10.0 from $8.8 million for the twenty-six weeks ended July 30, 2016. The increase was primarily due to an increase in deferred financing amortization costs associated with a voluntary principal prepayment on the Term Loan of $20.0 million made in June 2017.

Provision for Income Taxes

The provision for income taxes for the twenty-six weeks ended July 29, 2017 increased $4.1 million, or 40.1%, to $14.2 from $10.1 million for the twenty-six weeks ended July 30, 2016. Our effective tax rates for the same periods were 41.4% and 41.5%, respectively.

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

Purchases of property and equipment were $10.9 million during the twenty-six weeks ended July 29, 2017, primarily representing investments in stores and information systems. Purchases of property and equipment in 2017 are planned to be approximately $43.7 million and reflects our investments in stores and information systems.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$45,280	$36,939
Net cash used in investing activities	(10,915)	(15,857)
Net cash used in financing activities	(19,172)	(33,090)

Net Cash provided by Operating Activities

Net cash provided by operating activities during the twenty-six weeks ended July 29, 2017 was $45.3 million. Key elements of cash provided by operating activities were (i) net income of $20.0 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $18.9 million, primarily driven by depreciation and amortization and noncash amortization of deferred financing and debt discount costs, and (iii) an increase in net operating assets and liabilities of $6.4 million, primarily driven by cash provided by prepaid expenses and other current assets, inventories, and other noncurrent assets and liabilities, offset with cash uses in accounts receivable and accrued expenses.

Net cash provided by operating activities during the twenty-six weeks ended July 30, 2016 was $36.9 million. Key elements of cash provided by operating activities were (i) net income of $14.2 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $17.0 million, primarily driven by depreciation and amortization, and (iii) an increase in net operating assets and liabilities and other activities of $5.7 million, primarily driven by cash provided by tax receivables and accrued taxes payable, offset with cash uses in accounts receivable, accounts payable, and accrued expenses.

Net Cash used in Investing Activities

Net cash used in investing activities during the twenty-six weeks ended July 29, 2017 was $10.9 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the twenty-six weeks ended July 30, 2016 was $15.9 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during the twenty-six weeks ended July 29, 2017 was $19.2 million, which was primarily due to a voluntary principal prepayment on the Term Loan of $20.0 million made in June 2017.

Net cash used in financing activities during the twenty-six weeks ended July 30, 2016 was $33.1 million, including $38.3 million of proceeds received on long-term debt, net of $1.7 million debt issuance costs paid. The proceeds from the long-term debt, along with cash on hand, were used to fund a $70.0 million dividend to the partners of Topco. Financing activities also included $1.4 million of scheduled repayments on our Term Loan.

Dividends

We intend to retain any future earnings for use in the operation and growth of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future.

Credit Facilities

At July 29, 2017 and January 28, 2017 there were no loan amounts outstanding under the ABL Facility. At those same dates, we had outstanding letters of credit in the amounts of $2.1 million and our maximum additional borrowing capacity was $37.9 million.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the twenty-six weeks ended July 29, 2017, there were no material changes in the contractual obligations as of January 28, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of July 29, 2017, there was no outstanding balance under the ABL Facility, and $2.1 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $37.9 million and the amount outstanding under the Term Loan had decreased to $254.6 million as a result of the scheduled repayment and voluntary prepayment of $20.0 million of our Term Loan. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the interest rate on the ABL Facility at July 29, 2017, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.1 million during Fiscal Year 2017.

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

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended July 29, 2017 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

J.Jill, Inc.

Date: September 12, 2017	By:	/s/ Paula Bennett
Paula Bennett
Chief Executive Officer

Date: September 12, 2017	By:	/s/ David Biese
David Biese
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

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