Form 10-Q
period 2017-10-28
J.Jill, Inc.
filed 2017-12-12
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

As of December 12, 2017, the registrant had 43,747,944 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except common unit and common share data)

	October 28, 2017	January 28, 2017
Assets
Current assets:
Cash	$25,806	$13,468
Accounts receivable	9,062	3,851
Inventories, net	85,406	66,641
Prepaid expenses and other current assets	16,385	18,559
Receivable from related party	—	1,922
Total current assets	136,659	104,441
Property and equipment, net	113,126	102,322
Intangible assets, net	152,591	163,483
Goodwill	197,026	197,026
Other assets	743	1,033
Total assets	$600,145	$568,305
Liabilities and Shareholders’ / Members’ Equity
Current liabilities:
Accounts payable	$56,524	$38,438
Accrued expenses and other current liabilities	48,324	46,121
Current portion of long-term debt	2,799	2,799
Total current liabilities	107,647	87,358
Long-term debt, net of discount and current portion	244,078	264,440
Deferred income taxes	71,169	73,511
Other liabilities	27,526	20,132
Total liabilities	450,420	445,441
Commitments and contingencies (see Note 9)
Shareholders’ / Members’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 43,747,944 shares issued and outstanding at October 28, 2017	437	—
Common units, zero par value, 1,000,000 units authorized, issued and outstanding at January 28, 2017	—	—
Contributed capital	—	116,743
Additional paid-in capital	117,150	—
Accumulated earnings	32,138	6,121
Total shareholders’ / members’ equity	149,725	122,864
Total liabilities and shareholders’ / members’ equity	$600,145	$568,305

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$161,975	$159,439	$509,473	$472,139
Costs of goods sold	53,479	51,334	162,721	149,673
Gross profit	108,496	108,105	346,752	322,466
Selling, general and administrative expenses	95,240	92,638	289,284	273,882
Operating income	13,256	15,467	57,468	48,584
Interest expense	4,496	4,844	14,525	13,630
Income before provision for income taxes	8,760	10,623	42,943	34,954
Provision for income taxes	2,766	2,815	16,926	12,924
Net income and total comprehensive income	$5,994	$7,808	$26,017	$22,030
Net income per common share attributable to common shareholders:
Basic	$0.14	$0.18	$0.62	$0.50
Diluted	$0.14	$0.18	$0.60	$0.50
Weighted average number of common shares outstanding:
Basic	41,731,765	43,747,944	41,933,244	43,747,944
Diluted	43,554,000	43,747,944	43,468,846	43,747,944

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ / MEMBERS’ EQUITY (UNAUDITED)

(in thousands, except common share and common unit data)

								Total
						Additional		Shareholders’ /
	Common Units		Common Stock		Contributed	Paid-in	Accumulated	Members’
	Units	Amount	Shares	Amount	Capital	Capital	Earnings	Equity
Balance, January 28, 2017	1,000,000	$—	—	$—	$116,743	$—	$6,121	$122,864
Other equity transactions	—	—	—	—	305	—	—	305
Corporate conversion	(1,000,000)	—	—	—	(117,048)	117,048	—	—
Issuance of common stock	—	—	43,747,944	437	—	(437)	—	—
Equity-based compensation	—	—	—	—	—	539	—	539
Net income	—	—	—	—	—	—	26,017	26,017
Balance, October 28, 2017	—	$—	43,747,944	$437	$—	$117,150	$32,138	$149,725

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Net income	$26,017	$22,030
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,759	27,282
Loss on disposal of fixed assets	569	384
Noncash amortization of deferred financing and debt discount costs	2,012	1,139
Equity-based compensation	539	458
Deferred rent liability	978	1,851
Deferred income taxes	(2,342)	(1,495)
Changes in operating assets and liabilities:
Accounts receivable	(5,211)	(8,174)
Tax receivable	—	2,356
Inventories	(18,764)	(14,634)
Prepaid expenses and other current assets	2,173	(31)
Accounts payable	15,278	(1,984)
Accrued taxes payable	756	—
Accrued expenses	(89)	4,948
Other noncurrent assets and liabilities	6,860	2,950
Net cash provided by operating activities	54,535	37,080
Investing activities:
Purchases of property and equipment	(22,325)	(25,815)
Net cash used in investing activities	(22,325)	(25,815)
Financing activities:
Repayments on long-term debt	(22,099)	(2,075)
Proceeds from long-term debt	—	40,000
Payment of debt issuance costs	—	(1,668)
Receivable from related party	2,227	233
Distribution to member	—	(70,000)
Other equity transactions	—	(305)
Net cash used in financing activities	(19,872)	(33,815)
Net change in cash	12,338	(22,550)
Cash:
Beginning of Period	13,468	27,505
End of Period	$25,806	$4,955

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 28, 2017 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and thirty-nine weeks ended October 28, 2017 are not necessarily indicative of future results or results to be expected for the full year ending February 3, 2018. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 28, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow—Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which addresses various technical corrections for the ASUs listed above. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Based on the Company’s preliminary assessment of these standards, it has identified certain changes to accounting policies, including the timing of revenue recognition, direct response advertising costs and the gross versus net presentation of merchandise returns. The Company is continuing to assess the impact of the standards through evaluation of customer programs and relevant contracts. The Company plans to adopt these standards beginning in the first quarter of fiscal 2018 using the modified retrospective approach with a cumulative adjustment to retained earnings.

3. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	October 28, 2017	January 28, 2017
Term Loan	$253,876	$275,975
Discount on debt and debt issuance costs	(6,999)	(8,736)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$244,078	$264,440

On June 16, 2017, the Company made a voluntary prepayment of $20.2 million, including accrued interest, on the Term Loan.

The Company was in compliance with all financial covenants as of October 28, 2017.

4. Income Taxes

The Company recorded income tax expense of $2.8 million and $16.9 million during the thirteen and thirty-nine weeks ended October 28, 2017, respectively, and $2.8 million and $12.9 million during the thirteen and thirty-nine weeks ended October 29, 2016, respectively. The effective tax rates were 31.6% and 39.4% in the thirteen and thirty-nine weeks ended October 28, 2017, respectively, and 26.5% and 37.0% in the thirteen and thirty-nine weeks ended October 29, 2016, respectively.

The effective tax rates for the thirteen weeks ended October 28, 2017 and October 29, 2016 are lower than the federal statutory rate of 35.0% primarily due to federal research and development tax credits, Massachusetts manufacturing tax credits and provision to tax return true-up adjustments. The effective tax rates for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 exceed the federal statutory rate of 35.0% primarily due to state income taxes and non-deductible IPO related expenses.

5. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator
Net income attributable to common shareholders:	$5,994	$7,808	$26,017	$22,030
Denominator
Weighted average number of common shares outstanding, basic:	41,731,765	43,747,944	41,933,244	43,747,944
Dilutive effect of restricted shares	1,822,235	—	1,535,602	—
Weighted average number of common shares outstanding, diluted:	43,554,000	43,747,944	43,468,846	43,747,944
Net income per common share attributable to common shareholders, basic:	$0.14	$0.18	$0.62	$0.50
Net income per common share attributable to common shareholders, diluted:	$0.14	$0.18	$0.60	$0.50

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect. There were 277,006 and 270,090 such awards excluded for the thirteen and thirty-nine weeks ended October 28, 2017. There were no awards excluded for the thirteen and thirty-nine weeks ended October 29, 2016.

6. Equity-Based Compensation

Compensation expense was $0.3 million and $0.5 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, and $0.2 million and $0.5 million for the thirteen and thirty-nine weeks ended October 29, 2016.

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

8. Related Party Transactions

For the thirty-nine weeks ended October 28, 2017, the Company incurred an immaterial amount of out-of-pocket expenses in relation to the advisory services agreement with a related party. These expenses are included in operating expenses in the accompanying consolidated statements of operations and comprehensive income.

9. Commitments and Contingencies

Operating Lease Agreements

The Company recorded a deferred lease liability of $8.9 million and $6.5 million as of October 28, 2017 and January 28, 2017, respectively. In certain instances, the Company also receives tenant improvement incentives for its store leases, which it accrues and amortizes ratably over the life of the lease. The Company maintained a tenant improvement incentive liability of $15.4 million and $9.9 million as of October 28, 2017 and January 28, 2017, respectively.

Total rental and common area maintenance expense was $15.2 million and $44.6 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, exclusive of contingent rental expense recorded of $0.4 million and $1.2 million for the same respective periods.

Total rental and common area maintenance expense was $13.6 million and $41.1 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, exclusive of contingent rental expense recorded of $0.5 million and $1.4 million for the same respective periods.

Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint is brought under the Securities Act of 1933 and seeks certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs would seek compensation for losses they incurred since purchasing the stock. Following the filing of this lawsuit, two additional, similar actions were brought in the same court. It is likely that these matters will eventually be consolidated and no material amount has been accrued. The Company has not yet filed responsive pleadings in these matters. The Company believes the claims are without merit and intends to defend the matter vigorously.

We are not presently party to any other legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

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

Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers to omnichannel customers who, on average, spend nearly three times more than single-channel customers.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Statements of Operations Data:
Net income	$5,994	$7,808	$26,017	$22,030
Interest expense	4,496	4,844	14,525	13,630
Provision for income taxes	2,766	2,815	16,926	12,924
Depreciation and amortization	8,628	8,688	25,768	27,289
Equity-based compensation expense(a)	278	173	539	458
Write-off of property and equipment (b)	229	—	569	384
Other non-recurring expenses(c)	658	2,261	4,964	6,824
Adjusted EBITDA	$23,049	$26,589	$89,308	$83,539
Net sales	$161,975	$159,439	$509,473	$472,139
Adjusted EBITDA margin	14.2%	16.7%	17.5%	17.7%

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

Results of Operations

Thirteen weeks ended October 28, 2017 Compared to Thirteen weeks ended October 29, 2016

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended October 29, 2016 to the Thirteen Weeks
(in thousands)	October 28, 2017		October 29, 2016		Ended October 28, 2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$161,975	100.0%	$159,439	100.0%	$2,536	1.6%
Costs of goods sold	53,479	33.0%	51,334	32.2%	2,145	4.2%
Gross profit	108,496	67.0%	108,105	67.8%	391	0.4%
Selling, general and administrative expenses	95,240	58.8%	92,638	58.1%	2,602	2.8%
Operating income	13,256	8.2%	15,467	9.7%	(2,211)	(14.3)%
Interest expense	4,496	2.8%	4,844	3.0%	(348)	(7.2)%
Income before provision for income taxes	8,760	5.4%	10,623	6.7%	(1,863)	(17.5)%
Provision for income taxes	2,766	1.7%	2,815	1.8%	(49)	(1.7)%
Net income	$5,994	3.7%	$7,808	4.9%	$(1,814)	(23.2)%

Net Sales

Net sales for the thirteen weeks ended October 28, 2017 increased $2.5 million, or 1.6%, to $162.0 from $159.4 million for the thirteen weeks ended October 29, 2016.  At the end of those same periods, we operated 275 and 271 retail stores, respectively. The increase in net sales was due to an increase in our active customer base and store count.

Our direct channel contributed 39.5% of our net sales in the thirteen weeks ended October 28, 2017 and 40.4% in the thirteen weeks ended October 29, 2016. Our retail channel contributed 60.5% of our net sales in the thirteen weeks ended October 28, 2017 and 59.6% in the thirteen weeks ended October 29, 2016.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended October 28, 2017 increased $0.4 million, or 0.4%, to $108.5 from $108.1 million for the thirteen weeks ended October 29, 2016. The increase was primarily due to increased sales.  The gross margin for the thirteen weeks ended October 28, 2017 was 67.0% compared to 67.8% for the thirteen weeks ended October 29, 2016, largely driven by added promotions and markdowns to clear certain goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended October 28, 2017 increased $2.6 million, or 2.8%, to $95.2 from $92.6 million for the thirteen weeks ended October 29, 2016. The increase is related to higher sales related expenses of $2.7 million, including retail payroll, occupancy and direct fulfillment and increased marketing costs of $1.0 million.  These increases were offset by a decrease in employee related incentive expense of $1.2 million.

As a percentage of net sales, selling, general and administrative expenses were 58.8% for the thirteen weeks ended October 28, 2017 compared to 58.1% for the thirteen weeks ended October 29, 2016.

Interest Expense

Interest expense for the thirteen weeks ended October 28, 2017 decreased $0.3 million, or 7.2%, to $4.5 from $4.8 million for the thirteen weeks ended October 29, 2016. The decrease was primarily due to voluntary principal prepayments on the Term Loan in January 2017 and June 2017, partially offset by an increase of approximately 40 basis points to the average interest rate on the Term Loan.

Provision for Income Taxes

The provision for income taxes was $2.8 million for both the thirteen weeks ended October 28, 2017 and the thirteen weeks ended October 29, 2016. Our effective tax rates for the same periods were 31.6% and 26.5%, respectively. The increase in the effective tax rate is primarily due to a tax credit taken in the thirteen weeks ended October 29, 2016, which reduced the rate for that period.

Thirty-nine weeks ended October 28, 2017 Compared to Thirty-nine weeks ended October 29, 2016

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirty-Nine Weeks Ended				Change from the Thirty-Nine Weeks Ended October 29, 2016 to the Thirty-Nine Weeks
(in thousands)	October 28, 2017		October 29, 2016		Ended October 28, 2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$509,473	100.0%	$472,139	100.0%	$37,334	7.9%
Costs of goods sold	162,721	31.9%	149,673	31.7%	13,048	8.7%
Gross profit	346,752	68.1%	322,466	68.3%	24,286	7.5%
Selling, general and administrative expenses	289,284	56.8%	273,882	58.0%	15,402	5.6%
Operating income	57,468	11.3%	48,584	10.3%	8,884	18.3%
Interest expense	14,525	2.9%	13,630	2.9%	895	6.6%
Income before provision for income taxes	42,943	8.4%	34,954	7.4%	7,989	22.9%
Provision for income taxes	16,926	3.3%	12,924	2.7%	4,002	31.0%
Net income	$26,017	5.1%	$22,030	4.7%	$3,987	18.1%

Net Sales

Net sales for the thirty-nine weeks ended October 28, 2017 increased $37.3 million, or 7.9%, to $509.5 from $472.1 million for the thirty-nine weeks ended October 29, 2016.  At the end of those same periods, we operated 275 and 271 retail stores, respectively. The increase in net sales was due to a 5.6% increase in total comparable company sales driven by an increase in our active customer base, and an increase in store count.

Our direct channel contributed 41.8% of our net sales in the thirty-nine weeks ended October 28, 2017 and 41.2% in the thirty-nine weeks ended October 29, 2016. Our retail channel contributed 58.2% of our net sales in the thirty-nine weeks ended October 28, 2017 and 58.8% in the thirty-nine weeks ended October 29, 2016.

Gross Profit and Costs of Goods Sold

Gross profit for the thirty-nine weeks ended October 28, 2017 increased $24.3 million, or 7.5%, to $346.8 from $322.5 million for the thirty-nine weeks ended October 29, 2016. The increase was driven by increased sales. The gross margin rate was 68.1% for the thirty-nine weeks ended October 28, 2017 and 68.3% for the thirty-nine weeks ended October 29, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended October 28, 2017 increased $15.4 million, or 5.6%, to $289.3 from $273.9 million for the thirty-nine weeks ended October 29, 2016. The increase is related to higher sales related expenses of $10.7 million, including retail payroll, occupancy and direct fulfillment, increased marketing costs of $3.6 million and increased corporate payroll and other expenses of $4.0 million to support business growth.  This increase was offset by decreases related to depreciation and amortization expense of $2.4 million.

As a percentage of net sales, selling, general and administrative expenses were 56.8% for the thirty-nine weeks ended October 28, 2017 compared to 58.0% for the thirty-nine weeks ended October 29, 2016.

Interest Expense

Interest expense for the thirty-nine weeks ended October 28, 2017 increased $0.9 million, or 6.6%, to $14.5 from $13.6 million for the thirty-nine weeks ended October 29, 2016. The increase was primarily due to an increase in deferred financing amortization costs associated with a voluntary principal prepayment on the Term Loan of $20.0 million made in June 2017 and an increase of approximately 20 basis points to the average interest rate on the Term Loan.

Provision for Income Taxes

The provision for income taxes for the thirty-nine weeks ended October 28, 2017 increased $4.0 million, or 31.0%, to $16.9 from $12.9 million for the thirty-nine weeks ended October 29, 2016. Our effective tax rates for the same periods were 39.4% and 37.0%, respectively. The increase in the effective tax rate was primarily due to non-deductible IPO related costs in the thirty-nine weeks ended October 28, 2017.

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

Purchases of property and equipment were $22.3 million during the thirty-nine weeks ended October 28, 2017, primarily representing investments in stores and information systems. Purchases of property and equipment in 2017 are planned to be approximately $38.0 million and reflects our investments in stores and information systems.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirty-Nine Weeks Ended
(in thousands)	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$54,535	$37,080
Net cash used in investing activities	(22,325)	(25,815)
Net cash used in financing activities	(19,872)	(33,815)

Net Cash provided by Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended October 28, 2017 was $54.5 million. Key elements of cash provided by operating activities were (i) net income of $26.0 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $27.5 million, primarily driven by depreciation and amortization and noncash amortization of deferred financing and debt discount costs, and (iii) a decrease in net operating assets and liabilities of $1.0 million, primarily driven by cash provided by prepaid expenses and other current assets, accounts payable, and other noncurrent assets and liabilities, offset by cash uses in accounts receivable and inventory.

Net cash provided by operating activities during the thirty-nine weeks ended October 29, 2016 was $37.1 million. Key elements of cash provided by operating activities were (i) net income of $22.0 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $29.6 million, primarily driven by depreciation and amortization, offset by (iii) an increase in net operating assets and liabilities and other activities of $14.5 million, primarily driven by cash uses in accounts receivable, inventory, and accounts payable, offset with cash provided by tax receivables, accrued expenses and other nonconcurrent assets and liabilities.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended October 28, 2017 was $22.3 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the thirty-nine weeks ended October 29, 2016 was $25.8 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during the thirty-nine weeks ended October 28, 2017 was $19.9 million, which was primarily due to a voluntary principal prepayment on the Term Loan of $20.0 million made in June 2017.

Net cash used in financing activities during the thirty-nine weeks ended October 29, 2016 was $33.8 million, including $38.3 million of proceeds received on long-term debt, net of $1.7 million debt issuance costs paid. The proceeds from the long-term debt, along with cash on hand, were used to fund a $70.0 million dividend to the partners of Topco. Financing activities also included $2.1 million of scheduled repayments on our Term Loan.

Dividends

We intend to retain any future earnings for use in the operation and growth of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future.

Credit Facilities

At October 28, 2017 and January 28, 2017 there were no loan amounts outstanding under the ABL Facility. At those same dates, we had outstanding letters of credit in the amounts of $1.6 million and $2.1 million, respectively, and our maximum additional borrowing capacity was $38.4 million and $37.9 million, respectively.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirty-nine weeks ended October 28, 2017, there were no material changes in the contractual obligations as of January 28, 2017.

Contingencies

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint is brought under the Securities Act of 1933 and seeks certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs would seek compensation for losses they incurred since purchasing the stock. Following the filing of this lawsuit, two additional, similar actions were brought in the same court. It is likely that these matters will eventually be consolidated. The Company has not yet filed responsive pleadings in these matters. The Company believes the claims are without merit and intends to defend the matter vigorously.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of October 28, 2017, there was no outstanding balance under the ABL Facility, and $1.6 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.4 million and the amount outstanding under the Term Loan had decreased to $253.9 million as a result of the scheduled repayment and voluntary prepayment of $20.0 million of our Term Loan. We currently do not engage in any interest rate hedging activity. Based on the interest rate on the ABL Facility at October 28, 2017, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.1 million during Fiscal Year 2017.

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

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended October 28, 2017 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint is brought under the Securities Act of 1933 and seeks certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs would seek compensation for losses they incurred since purchasing the stock. Following the filing of this lawsuit, two additional, similar actions were brought in the same court. It is likely that these matters will eventually be consolidated and no material amount has been accrued. The Company has not yet filed responsive pleadings in these matters. The Company believes the claims are without merit and intends to defend the matter vigorously.

We are not presently party to any other legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

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

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

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

J.Jill, Inc.

Date: December 12, 2017	By:	/s/ Paula Bennett
Paula Bennett
Chief Executive Officer

Date: December 12, 2017	By:	/s/ David Biese
David Biese
Chief Financial Officer