Form 10-K
period 2018-02-03
J.Jill, Inc.
filed 2018-04-13
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on NYSE Stock Market on July 28, 2017, was $153,888,871.

The number of shares of Registrant’s Common Stock outstanding as of April 13, 2018 was 43,759,200.

Documents Incorporated by Reference

Portions of Part II of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements, which involve risks and uncertainties.  These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include, among other things, statements relating to:

•	our strategy, outlook and growth prospects;
•	our operational and financial targets and dividend policy;
•	our planned expansion of the store base;
•	general economic trends and trends in the industry and markets; and
•	the competitive environment in which we operate.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Important factors that could cause our results to vary from expectations include, but are not limited to:

•	our ability to successfully expand and increase sales;
•	our ability to maintain and enhance a strong brand image;
•	our ability to successfully optimize our omnichannel operations and maintain a relevant and reliable omnichannel experience;
•	our ability to generate adequate cash from our existing business to support our growth;
•	our ability to identify and respond to new and changing customer preferences;
•	our ability to compete effectively in an environment of intense competition;
•	our ability to contain the increase in the cost of shipping our merchandise, mailing catalogs, paper and printing;
•	our ability to acquire new customers in a cost-effective manner;
•	the success of the locations in which our stores are located and our ability to open and operate new retail stores on a profitable basis;
•	our ability to adapt to changes in consumer spending and general economic conditions;
•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•	increases in costs of raw materials, distribution and sourcing costs and in the costs of labor and employment;
•	the susceptibility of the price and availability of our merchandise to international trade conditions;
•	failure of our suppliers and their manufacturing sources to use acceptable labor or other practices;
•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•	failure of our information technology systems to support our current and growing business;
•	disruptions in our supply chain and distribution and customer contact center;
•	our ability to protect our trademarks or other intellectual property rights;
•	infringement on the intellectual property of third parties;
•	acts of war, terrorism or civil unrest;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;
•	our ability to secure the personal information of our customers and employees and comply with applicable security standards;
•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;
•	our failure to maintain adequate internal controls over our financial and management systems;
•	increased costs as a result of being a public company; and
•	other risks, uncertainties and factors set forth in this Annual Report, including those set forth under “Item 1A. Risk Factors.”

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

PART I

Item 1. Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “J.Jill,” “we,” “us,” and “our” refer to J.Jill, Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “fiscal year 2017” refer to the fiscal year ended February 3, 2018 and references to “fiscal year 2016” refer to the fiscal year ended January 28, 2017. References in this Annual Report to “pro forma fiscal year 2015” refer to the unaudited pro forma consolidated statement of operations, which has been derived from our consolidated audited statements of operations included elsewhere in this Annual Report. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our presentation of the pro forma fiscal year ended January 30, 2016. Fiscal year 2017 is comprised of 53 weeks and fiscal year 2016 and pro forma fiscal year 2015 were each comprised of 52 weeks.

Company Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, relaxed, inspired style that reflects the confidence and comfort of a woman with a rich, full life. J.Jill provides guiding service through more than 270 stores nationwide and a robust e-commerce platform. J.Jill is headquartered outside Boston.

Brand

We have developed a differentiated brand image that encourages customers to build deep, personal connections with our brand. Our brand promise to the J.Jill customer is to delight her with great wear-now product, to inspire her confidence through J.Jill’s approach to dressing and to provide her with friendly, guiding service wherever and whenever she chooses to shop. We use our key brand attributes - Naturally Authentic, Thoughtfully Engaging, Relaxed Femininity, Positive Energy and Confident Simplicity - to guide brand messaging, which is consistently communicated to our customers, whether she chooses to shop on our www.jjill.com website, in our retail stores or through our catalog.

Customer

While women of all ages are attracted to our brand, our typical customer is 40 to 65 years old, is college educated and has an annual household income of approximately $150,000. She leads a busy, yet balanced life, as she works outside the home, is involved in her community and has a family with children. She values comfort, ease and versatility in her wardrobe, in addition to quality fabrics and thoughtful details. She is fashion conscious and looks to J.Jill to interpret current trends relevant to her needs and lifestyle. She is tech savvy, but also loves the J.Jill store experience and frequently engages with us across all channels.

As our customers increase their tenure with our brand, they tend to spend more and purchase more frequently. Additionally, as we retain customers over time, they tend to migrate from single channel customers to more valuable omnichannel customers. Omnichannel customers reflect 23% of our active customer base for fiscal year 2017, which has increased from 22% in fiscal year 2016 and 20% in pro forma fiscal year 2015. See “Management’s Discussion of Financial Condition and Results of Operations Supplemental Unaudited Pro Forma Consolidated Financial Information” for discussion regarding our pro forma fiscal year 2015.

Product

Our Products

Our products are marketed under the J.Jill brand name and sold exclusively through our retail and direct channels. Our diverse assortment of apparel spans knit and woven tops, bottoms and dresses as well as sweaters and outerwear. We also offer a range of complementary footwear and accessories, including scarves, jewelry and hosiery. By presenting our merchandise in clear product stories, we strive to uncomplicate fashion, providing comfortable, easy and versatile collections that enable our customer to dress confidently for a broad range of occasions. Our products are available across the full range of sizes including Misses, Petites, Women’s and Tall, and reflect a modern balance of style, quality, comfort and ease at accessible price points. The core products of our assortment are designed and merchandised in-house, grounded with essential yet versatile styles and fabrications that are typically represented across a season. Assortments are updated each month with fresh colors, layering options, novelty and fashion. In addition to our core assortment, we have two sub-brands as extensions of our brand aesthetic and our customer lifestyle needs:

Pure Jill:  Our Pure Jill sub-brand reflects the art of understated ease. It is designed with a clear focus and minimalist approach to style, and reflected in simple shapes, unstructured silhouettes, interesting textures, soft natural fabrics and artful details.

Wearever:  Our Wearever sub-brand consists of our refined rayon jersey knit collection that is designed for work, travel and home. It has a foundational collection of versatile shapes and proportions, in solids and prints that mix easily to provide endless options that work together. These soft knits are easy care and wrinkle-free, and always look great.

We also offer accessories in unique, versatile and wearable collections.   These accessory collections are primarily driven by scarves and jewelry and seamlessly complete our customer’s wardrobe.

Product Design and Development

We offer 12 merchandise collections that are introduced every four weeks and designed and delivered to provide a consistent flow of fresh products. All of our merchandise is designed in-house, and we create newness through the use of different fabrics, colors, patterns and silhouettes. We introduce each collection simultaneously in our retail stores, on our website and in our catalogs. We support each collection with sequenced floor sets, continuous web updates and 24 corresponding catalog editions in addition to regular, coordinated marketing activities. Our new product development lifecycle typically takes 48 weeks from design concept through delivery. We leverage feedback and purchasing data from our customer database along with continual collaborative hindsighting to guide our product and merchandising decision making. The close coordination between our teams ensures that our product and brand message is clearly communicated to our customers across all channels.

Channel

Driven by our direct-to-consumer heritage, we have a well-diversified and profitable omnichannel platform. We strive to deliver a seamless brand experience to our customer, wherever and whenever she chooses to shop across our retail stores, website and catalogs. Our sales channels reinforce one another and drive traffic to each other, and we deliver a consistent brand message by coordinating the release of our monthly product collection across channels, allowing our customers to experience a uniform brand message. We believe that our customers’ buying decisions are influenced by this consistent messaging and experience across sales channels. We have a track record of migrating customers from a single-channel customer to a more valuable, omnichannel customer over time.

Retail Channel

Our Stores

Our retail channel represented 57% of net sales for fiscal year 2017. As of February 3, 2018, we operated 276 stores across 42 states with approximately half located in lifestyle centers and the remaining in premium malls; all of our stores are leased. Our stores range in size from approximately 2,350 to 6,100 square feet, and the average store is approximately 3,700 square feet.

Our store designs showcase our brand and elevate, yet simplify, the J.Jill shopping experience. Our stores provide a welcoming, easy-to-shop format that guides her through clearly merchandised product stories. With natural materials in soothing neutral colors, comfortable fabrics and elegant seating areas, the atmosphere is aspirational, yet attainable. When she cannot find an item in-stock at her local store, our concierge service leverages our in-store ordering platform and ships products to her home with no shipping charge.

Site Selection

We believe our store expansion model supports our ability to grow our store footprint in both new and existing markets across the United States with the potential to simultaneously enhance our direct channel sales by migrating single-channel customers to omnichannel customers. New store locations are evaluated on various factors, including customer demographics within a market, concentration of existing customers, location of existing stores and center tenant quality and mix. We also leverage our customer database, including purchasing history and customer demographics, to determine geographic locations that may benefit from a retail store. We target opening new stores in high traffic locations with desirable demographic characteristics and favorable lease economics. We believe we have the opportunity to add up to 100 stores to our store base of 276. We plan to open 10-12 new stores in fiscal year 2018. We also selectively close underperforming stores.

The following table shows new store openings since fiscal year 2013. The stores opened in the last three years were primarily in lifestyle centers.

		Total Stores at
	Total Stores	the End of the
Store Open Year	Opened	Fiscal Year
Fiscal Year 2013	13	234
Fiscal Year 2014	19	248
Pro Forma Fiscal Year 2015	15	261
Fiscal Year 2016	15	275
Fiscal Year 2017	9	276

Direct Channel

Our direct channel, which represented 43% of total net sales for fiscal year 2017, consists of our website and catalog orders.

E-commerce Platform

At the end of fiscal year 2017, we upgraded our website, www.jjill.com, from a proprietary platform to a new, enhanced platform. The improved capabilities of the new platform will improve our customers’ shopping experience and engagement by featuring updates on new collections, guidance on how to wardrobe and wear our products and the ability to chat live with a sales representative.

Our website also provides customers with a broader range of colors and sizes, including Women’s and Tall sizes, than available in our stores. Additionally, we leverage our website as an inventory clearance vehicle, which allows us to keep our retail store products fresh and representative of our newest collection. Within our direct channel, E-commerce represented 89% of fiscal 2017 net sales.

Catalog

Our catalogs are an integral part of our business. As one of our primary marketing vehicles, our catalogs promote and reinforce our brand image and drive customer acquisition and engagement across all of our channels. We produce 24 annual editions of our catalog that, when combined with increased online marketing, drives customer acquisition and engagement across all sales channels.  As on our website and in our retail stores, our catalogs reflect our product offering in settings that align with our merchandise segments, including our sub-brands, and provide guidance on styling and wardrobing. Our catalogs are designed in-house, providing us with greater creative control as well as effectively managing our catalog production costs. Within our direct channel, catalog orders represented 11% of fiscal year 2017 net sales.

Competitive Strengths

Distinct, Well-Recognized Brand. The J.Jill brand represents an easy, relaxed and inspired style that reflects the confidence and comfort of a woman with a rich, full life. We have cultivated a differentiated brand and through our commitment to our customer and our brand building activities, we have created significant brand trust and an emotional connection with our customers.

Omnichannel Business. We have developed an omnichannel business model comprised of our retail stores and our direct channel. Our retail and direct channels complement and drive traffic to one another, and we leverage our targeted marketing initiatives to acquire new customers across channels. We have a track record of migrating customers from a single-channel customer to a more valuable, omnichannel customer over time. We believe our omnichannel capabilities enable us to deliver a seamless brand experience to our customer, wherever and whenever she chooses to shop.

Data-Centric Approach That Drives Consistent Profitability and Mitigates Risk. We believe we have industry-leading data capture capabilities that allow us to match approximately 98% of transactions to an identifiable customer. We use our extensive customer database to track and effectively analyze customer information (e.g., name, address, age, household income and occupation) as well as contact history (e.g., catalog and email). We also have significant visibility into our customers’ transaction behavior (e.g., orders, returns, order value), including purchases made across our channels. As such, we can identify a single-channel customer who purchases a product through our website, our retail store or our catalogs, as well as an omnichannel customer who purchases in more than one channel. We continually leverage this database and apply our insights to operate our business as well as to acquire new customers and then create, build and maintain a relationship with each customer to drive optimum value.

Affluent and Loyal Customer Base. We target an attractive demographic of affluent women in the 40-65 age range, a segment of the population that is experiencing outsized population growth between 2010 and 2020 in the United States, according to the U.S. Census Bureau. With an average annual household income of approximately $150,000, our customer has significant spending power. Our private label credit card program also drives customer loyalty and encourages spending. We believe we will continue to develop long-term customer relationships that can drive profitable sales growth.

Customer-Focused Product Assortment. Our customers strongly associate our product with a modern balance of style, quality, comfort and ease suitable for a broad range of occasions at accessible price points. Our customer-focused assortment spans a full range of sizes and is designed to provide easy wardrobing that is relevant to her lifestyle. Each year we offer 12 merchandise collections that are introduced approximately every four weeks and designed and delivered to provide a consistent flow of fresh products. We create product newness through the use of different fabrics, colors, patterns and silhouettes. We have an in-house, customer centric product design and development process that leverages our extensive database of customer feedback and allows us to identify and incorporate changes in our customers’ preferences. We believe our customer focused approach to product development and continual delivery of fresh, high quality products drives traffic, frequency and conversion.

Highly Experienced Leadership Team. Our leadership team has experience with leading global organizations and an average of 25 years of industry experience with significant expertise in merchandising, marketing, retail, E-commerce, human resources, and finance. We have developed a strong and collaborative culture aligned around our goals to Create a great brand, to Build a successful business and to Make J.Jill a great place to work.

Growth Strategy

Key drivers of our growth strategy include:

Grow Size and Value of Our Customer Base. We have a significant opportunity to continue to attract new customers to our brand and to grow the size and value of our active customer base across all channels. We have strategically increased our marketing investment to drive growth through the acquisition of new customers, reactivation of lapsed customers, and the retention of existing customers. We recently began a brand voice initiative and a customer segmentation initiative which, upon completion, will further enhance our ability to target the highest value customers and increase customer spending. Through these initiatives, we believe we will continue to attract new customers to our brand, migrate from single-channel to more profitable omnichannel customers and increase overall customer spend.

Increase Direct Sales. Given our strong foundation and recent website enhancements, we believe we can leverage our direct platform to broaden our customer reach and drive additional sales.  We are undertaking initiatives to further develop our recently upgraded website to provide a more personalized shopping experience with more features and services for our customers.  The new website also provides enhanced capability to engage customers on mobile devices, improved access to product information and the ability to better connect with the brand on social media.

Profitably Expand Our Store Base. Based on our proven new store economics, we believe that we have the potential to grow our store base by up to 100 stores from our total of 276 stores as of February 3, 2018. We target new locations in lifestyle centers and premium malls, and plan to open 10-12 new stores in fiscal year 2018.

Strengthen Omnichannel Capabilities. We are pursuing initiatives to enhance our omnichannel capabilities focused on best serving our customer, wherever and whenever she chooses to shop. We will continue to leverage our insight into customer attributes and behavior, which will guide strategic investments in our business. For example, we plan to implement technology to further fulfill customer demand, including ship from store to customer and order online for pickup in store.

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

Marketing and Advertising

We leverage a variety of marketing and advertising vehicles to increase brand awareness, acquire new customers, drive customer traffic across our channels, and strengthen and reinforce our brand image. These include our 24 annual catalog editions, promotional mailings, email communications, digital and print advertisements and public relations initiatives. We leverage our customer database to strategically optimize the value of our marketing investments across customer segments and channels. This enables us to productively acquire new customers, effectively market to existing customers, increase customer retention levels and reactivate lapsed customers.

Our catalogs, combined with an increased investment in online marketing, drive customer acquisition and engagement. We reinforce a consistent brand message by coordinating the release of our monthly collection across our retail stores, website and catalogs, allowing our customers to experience a uniform brand message wherever and whenever she chooses to shop. We also engage in a wide range of other marketing and advertising strategies to promote our brand, including media coverage in specialty publications and magazines.

We offer a private label credit card program through an agreement with Comenity Capital Bank (“ADS”), under which they own the credit card receivables. All credit card holders receive invitations to exclusive customer events and promotions including special purchase events three times per year, a special offer for her birthday, and a 5% discount when purchases are made on the card. We promote the benefits of the credit card throughout our retail stores, our website and our catalogs through banner ads, signage and customer service and selling associate representatives. Additionally, we leverage regional print advertising to promote the card and its benefits to new and existing customers. We believe that our credit card program encourages customer loyalty, repeat visits and additional spending. In fiscal year 2017, 55% of our gross sales were generated by our credit card holders.

Sourcing and Supply Strategy

We outsource the manufacturing of our products. In order to efficiently source our products, we work primarily with agents who represent suppliers and factories. In fiscal year 2017 approximately 82% of our products were sourced through agents and 18% were sourced directly from suppliers and factories. We currently work with three primary agents that help us identify quality suppliers and coordinate our manufacturing requirements. Additionally, the agents manage the development of samples of merchandise produced in the factories, inspect finished merchandise, ensure the timely delivery of goods and carry out other administrative and oversight functions on our behalf. We source the remainder of our products by interacting directly with suppliers and factories both domestically and abroad.

Agents work with approximately 25 suppliers on our behalf. We source our merchandise globally from six countries with the top three by volume including China, India and the Philippines. No single supplier accounts for more than 20% of merchandise purchased.

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

Omnichannel Distribution and Customer Contact Center

We lease our 520,000 square foot state-of-the-art distribution and customer contact center in Tilton, New Hampshire. The facility manages the receipt, storage, sorting, packing and distribution of merchandise for our retail and direct channels. Retail stores are replenished at least twice a week from this facility and shipped by third-party delivery services, providing our retail stores with a steady flow of new inventory that helps to maintain product freshness. Our distribution system is designed to operate in a highly-efficient and cost-effective manner, including our ability to profitably support individual direct orders which we believe differentiates ourselves from our competitors. In fiscal year 2017, the distribution center handled 37 million units, split between 18 million retail (49%) and 19 million direct (51%), and we believe this facility is sufficient to support our future growth.

The customer contact center is an extension of our brand, providing a consistent customer experience at every stage of a purchase across all of our channels. In fiscal year 2017, we managed approximately 4.4 million customer interactions through our in-house customer contact center in Tilton, New Hampshire. Our customer contact center is responsible for nearly all live customer interactions, other than in retail stores, including order taking and further serves as an important feedback loop in gathering customer responses to our brand, product and service. We continue to refine and improve our contact center strategy and experience to support the constantly evolving digital landscape.

Information Systems

We use information systems to support business intelligence and processes across our sales channels. We continue to invest in information systems and technology to enhance the customer experience and create operating efficiencies. We utilize third-party providers for customer database and customer campaign management, ensuring efficient maintenance of information in a secure, backed-up environment. In fiscal 2017, we migrated our website to a new platform and are undertaking initiatives to improve the customers’ shopping experience and engagement. We also implemented a new merchandise financial planning system that provides timely views of inventory ownership and adds pre-season and in-season inventory management capabilities.

Seasonality

While the retail business is generally seasonal in nature, we have historically not experienced significant seasonal fluctuations in our sales. Our merchandise offering drives consistent sales across seasons with no quarter contributing more than 27% of total annual net sales in fiscal year 2017.

Competition

The women’s apparel industry is highly competitive. We compete with local, national and international retail chains and department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. We compete primarily on the basis of design, service, quality and value. We believe our distinct combination of design, service, quality and value allows us to compete effectively and we believe we differentiate ourselves from competitors based on the strength of our brand, our omnichannel platform, our strong data capabilities, our loyal customer base, our customer-focused product assortment and our highly experienced leadership team. Our competitors range from smaller, growing companies to considerably larger companies with substantially greater financial, marketing and other resources.

Employees

As of February 3, 2018, we employed 1,501 full-time and 2,254 part-time employees. Of these employees, 386 are employed in our headquarters in Quincy, Massachusetts, 2,884 are employed in our retail stores and 485 work in our distribution and customer contact center and administrative office in Tilton, New Hampshire. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs.

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

Our ability to maintain our brand image and reputation is integral to our business, as well as the implementation of our strategy to grow.  Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality customer experience.  Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity and any negative publicity about these types of concerns may reduce demand for our merchandise.  While our brand enjoys a loyal customer base, the success of our growth strategy depends, in part, on our ability to keep existing customers engaged as well as attract new customers to shop our brand.  If we experience damage to our reputation or loss of consumer confidence, we may not be able to retain existing customers or acquire new customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to manage our inventory levels and merchandise mix, including with respect to our omnichannel retail operations, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our omnichannel operations create additional complexities in our ability to manage inventory levels, as well as certain operational issues in stores and on our website, including timely shipping and returns.  Accordingly, our success depends to a large degree on continually evolving the processes and technology that enable us to plan and manage inventory levels and fulfill orders, address any related operational issues in store and on our website and further align channels to optimize our omnichannel operations.  If we are unable to successfully manage these complexities, it may have a material adverse effect on our business, financial condition and results of operations.

Competitive pressures from other retailers as well as adverse structural developments in the retail sector may have a material adverse effect on our business, financial condition and results of operations.

The women’s apparel industry is highly competitive.  We compete with local, national and international retail chains and department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise.  We face a variety of competitive challenges, including price pressure, anticipating and quickly responding to changing customer demands or preferences, maintaining favorable brand recognition and effectively marketing our merchandise to our customers in diverse demographic markets, sourcing merchandise efficiently and developing merchandise assortments in styles that appeal to our customers in ways that favorably distinguish us from our competitors.  In addition, the internet and other new technologies facilitate competitive entry and comparison shopping.  We strive to offer an omnichannel shopping experience for our customers that enhances their shopping experiences.  Omnichannel retailing is constantly evolving and we must keep pace with changing customer expectations and new developments by our competitors.  Furthermore, many of our competitors have advantages over us, including substantially greater financial, marketing and other resources.  Increased levels of promotional activity by our competitors, some of whom may be able to adopt more aggressive pricing policies than we can, both on our website and in stores, may negatively impact our sales and profitability.  There can be no assurances that we will be able to compete successfully with these companies in the future.  In addition to competing for sales, we compete for favorable store locations, lease terms and qualified sales associates and professional staff.  Increased competition in these areas may result in higher costs and reduced profitability, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our inability to successfully optimize our omnichannel operations and maintain a relevant and reliable omnichannel experience for our customers could have an adverse effect on our growth strategy and our business, financial condition and results of operations.

Growing our business through our omnichannel operations is key to our growth strategy.  Our goal is to offer our customers seamless access to our merchandise across our channels, including both our direct and retail channels.  Accordingly, our success depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential customers who increasingly rely on multiple channels, such as E-commerce, to meet their shopping needs.  Failure to enhance our technology and marketing efforts to align with our customers’ developing shopping preferences could significantly impair our ability to meet our strategic business and financial goals.  If we do not successfully optimize our omnichannel operations or if they do not achieve their intended objectives, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on our E-commerce business and failure to successfully manage this business and deliver a seamless omnichannel shopping experience to our customers could have an adverse effect on our growth strategy and our business, financial condition and results of operations.

Sales through our direct channel, of which our E-commerce business constitutes the vast majority, accounted for approximately 43% of our total net sales for fiscal year 2017.  Our business, financial condition and results of operations are dependent on maintaining our E-commerce business and expanding this business is an important part of our strategy to grow through our omnichannel operations.  Dependence on our E-commerce business and the continued growth of our direct and retail channels subjects us to certain risks, including:

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

In particular, the level of customer traffic and volume of customer purchases through our direct channel, which accounted for approximately 43% of our net sales for fiscal year 2017, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our merchandise.  If we are unable to maintain and increase customers’ use of our E-

commerce platform, and the volume of purchases declines, our business, financial condition and results of operations could be adversely affected.

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

Historically, the shipping and handling fees we charge our direct customers are intended to recover the related shipping and handling expenses.  Online and omnichannel retailers are increasing their focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times and low-price or free shipping.  To remain competitive, we may be required to offer discounted, free or other more competitive shipping options to our customers, which may result in declines in our shipping and handling fees and increased shipping and handling expense.  Declines in the shipping and handling fees that we generate may have a material adverse effect on our profitability to the extent that our shipping and handling expense is not declining proportionally, or if our shipping and handling expense would increase, which could have a material adverse effect on our business, financial condition and results of operations.

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

On October 1, 2015, under payment card industry standards, liability shifted for certain debit and credit card transactions to retailers who do not accept Europay, MasterCard and Visa (“EMV”) chip technology transactions.  In response, we have completed the implementation of EMV chip technology in our stores as of fiscal year 2017.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacturing of all of our merchandise, primarily through the use of agents.  In fiscal year 2017, approximately 82% of our products were sourced through agents and 18% were sourced directly from suppliers and factories.  Our merchandise is manufactured to our specifications primarily by factories outside of the United States.  Some of the factors that might affect a supplier’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards are outside of our control, including inclement weather, natural disasters, political and financial instability, legal and regulatory developments, strikes, health concerns regarding infectious diseases, and acts of terrorism.  Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brand’s reputation.  Late delivery of merchandise or delivery of merchandise that does not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items.  These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

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

We source our imported merchandise from six countries with the top three by volume including China, India, and the Philippines. Approximately 85% of our products were sourced in southeast Asia in fiscal year 2017.  Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations.  Many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere.  We compete with other companies for production facilities and import quota capacity.  While substantially all of our foreign purchases of our merchandise are negotiated and paid for in U.S. dollars, the cost of our merchandise may be affected by fluctuations in the value of relevant foreign currencies.

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

Additionally, a significant number of customer purchases across our omnichannel platform are made using credit cards, and a significant number of our customer orders are placed through our website. We process, store and transmit large amounts of data, including personal information, for our customers.  From time to time, we may implement strategic initiatives related to elevating our customer service experience, such as customer membership programs, where we collect and maintain increasing amounts of customer data.  We also handle and transmit sensitive information about our suppliers and workforce, including social security numbers, bank account information and health and medical information.  We depend in part throughout our operations on the secure transmission of confidential information over public networks.  In addition, security breaches can also occur as a result of non-technical issues, including vandalism, catastrophic events and human error.  Our operations may further be impacted by security breaches that occur at third-party suppliers.  Although we maintain cyber-security insurance, there can be no assurances that our insurance coverage will be sufficient, or that insurance proceeds will be paid to us in a timely manner.

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

The labor costs associated with our retail stores and our distribution and customer contact center are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation.  From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs.  As minimum wage rates increase or related laws and regulations change, our labor costs may increase.  Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover.  Increases in labor costs could force us to increase prices, which could adversely impact our sales.  If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the current U.S. administration has publicly supported changes with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries.  We source the majority of our merchandise from manufacturers located outside of the U.S., including a significant amount from Asia.  Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

The recently enacted comprehensive U.S. tax reform legislation could adversely affect our business, financial condition and results of operations.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law contains significant changes to corporate taxation, including but not limited to, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, it is unclear how certain provisions of the new federal tax law will be applied absent further legislative clarification and guidance. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. These uncertainties and the ultimate interpretation of the federal provisions may adversely affect our business, financial condition and results of operations.

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

Our goodwill and indefinite-lived intangible assets, which consist of goodwill from the Acquisition, and our trade name, represented a significant portion of our total assets as of February 3, 2018.  Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Such indicators are based on market conditions and the operational performance of our business.

To test goodwill for impairment, we may initially use a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If our management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment.  We also have the option to bypass the qualitative assessment and proceed directly to the quantitative assessment. The quantitative assessment requires comparing the fair value of a reporting unit to its carrying value, including goodwill. We estimate the fair value of reporting units using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.  We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions.  If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies.  We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, while we are an “emerging growth company” we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not “emerging growth companies”. Accordingly, we will incur additional costs in connections with complying with the accounting standards applicable to public companies at such time or times as they become applicable to us.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results.  In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.  We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

TowerBrook owns approximately 59% of our common stock.  As a result, TowerBrook will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including entering into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets and issuance of additional debt or equity.  In addition, as long as TowerBrook beneficially owns at least 50% of our common stock, a Stockholders Agreement provides TowerBrook with veto rights with respect to certain material matters.  The interests of TowerBrook and its affiliates could conflict with or differ from our interests or the interests of our other stockholders.  For example, the concentration of ownership held by TowerBrook could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.  Additionally, TowerBrook is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us.  TowerBrook may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.  So long as TowerBrook continues to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, TowerBrook will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

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

We have 43,752,790 outstanding shares of common stock.  The number of outstanding shares of common stock includes 31,172,577 shares, including shares controlled by TowerBrook, that are “restricted securities,” as defined under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and eligible for sale in the public market subject to the requirements of Rule 144. Sales of significant amounts of stock in the public market could adversely affect prevailing market prices of our common stock.

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

Our stock price has been and may continue to be volatile.

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

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.  Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Beginning in October 2017, we, certain of our officers and directors, and the underwriters of our initial public offering were named as defendants in securities class actions purportedly brought on behalf of purchasers of our common stock. This litigation and any future securities class actions, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Quincy, Massachusetts. Our principal executive offices are leased under a lease agreement expiring in December 2026, with options to renew thereafter. Our 520,000 square foot distribution and customer contact center, located in Tilton, New Hampshire, supports both our retail and direct channels and is leased under a lease agreement expiring in September 2030, with options to renew thereafter. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

As of February 3, 2018, we operated 276 stores in 42 states. Of these stores, approximately half located in lifestyle centers and half in premium malls. The average size of our stores is approximately 3,700 square feet. All of our retail stores are leased from third parties and new stores historically have had terms of ten years. The average remaining lease term is 5.2 years. A portion of our leases have options to renew for periods up to five years. Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.

The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2017 – 2019	66
2020 – 2022	79
2023 – 2025	74
2026 and later	57

The table below sets forth the number of retail stores by state that we operated as of February 3, 2018.

	Number		Number		Number
State	of Stores	State	of Stores	State	of Stores
Alabama	5	Kentucky	2	New York	11
Arizona	6	Louisiana	3	North Carolina	10
Arkansas	3	Maine	1	Ohio	9
California	29	Maryland	8	Oklahoma	2
Colorado	7	Massachusetts	13	Oregon	5
Connecticut	8	Michigan	10	Pennsylvania	11
Delaware	1	Minnesota	8	Rhode Island	2
Florida	12	Mississippi	1	South Carolina	4
Georgia	10	Missouri	6	Tennessee	6
Idaho	1	Nebraska	2	Texas	17
Illinois	16	Nevada	2	Utah	1
Indiana	2	New Hampshire	1	Virginia	10
Iowa	3	New Jersey	14	Washington	6
Kansas	2	New Mexico	1	Wisconsin	5

Item 3. Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs sought compensation for losses they incurred since purchasing the stock.  Following the filing of this lawsuit, two additional, similar actions were brought in the same court. The three matters were eventually consolidated, and a lead plaintiff was appointed by the court. On March 9, 2018, an amended complaint was filed. The Company has not yet filed a responsive pleading in the matter, entitled The Pension Trust v. J.Jill, Inc., et al., and no material amount has been accrued. The Company believes the claims in the case are without merit and intends to defend the matter vigorously.

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

The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the fiscal 2017 quarters ended:

	High	Low
April 29, 2017	$14.40	$12.00
July 29, 2017	$13.71	$10.94
October 29, 2018	$12.43	$4.74
February 3, 2018	$8.95	$4.84

Holders of Record

As of February 9, 2018, there were approximately 24 holders of record of our common stock. This number does not include beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends

On June 6, 2016, Jill Intermediate LLC, our predecessor entity prior to our conversion to a Delaware corporation, paid a $70.0 million dividend to the partners of JJill Topco Holdings.

Since March 9, 2017, we have not declared or paid any cash dividends. We have no plans to pay cash dividends on shares of our common stock in the foreseeable future. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements, including our Term Loan and ABL Facility, and any other factors deemed relevant by our board of directors. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us under our Term Loan, our ABL Facility and under future indebtedness that we or they may incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

Performance Graph

The following graph shows a comparison from March 9, 2017 (the date our common stock commenced trading on the NYSE) through February 3, 2018 of the cumulative total return for our common stock, the S&P 500 Index and an S&P Retail Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the S&P Retail Index as of the market close on March 9, 2017. Such returns are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 6. Selected Financial Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated. As more fully described below, the periods are presented as “Predecessor” or “Successor”, depending on whether they relate to periods preceding or periods succeeding the acquisition of all of our outstanding equity interests on May 8, 2015. The selected consolidated statements of operations data for the fiscal years ended February 3, 2018 (Successor), January 28, 2017 (Successor) and the periods from May 8, 2015 to January 30, 2016 (Successor) and from February 1, 2015 to May 7, 2015 (Predecessor), and the selected consolidated balance sheet data as of February 3, 2018 (Successor) and January 28, 2017 (Successor) are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated balance sheet data as of January 30, 2016 (Successor), January 31, 2015 (Predecessor) and February 1, 2014 (Predecessor) and the consolidated statement of operations data for the fiscal years ended January 31, 2015 (Predecessor) and February 1, 2014 (Predecessor) from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical audited results are not necessarily indicative of the results that should be expected in any future period.

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

For purposes of presenting a comparison of our fiscal year 2017, 2016 and fiscal year 2014 results, in addition to standalone results for the 2015 Successor Period and 2015 Predecessor Period, we have also presented supplemental unaudited pro forma consolidated financial and other data for the fiscal year ended January 30, 2016. The unaudited pro forma consolidated statement of operations for the fiscal year ended January 30, 2016 has been derived from the historical audited statements of operations included elsewhere in this Annual Report on Form 10-K, and represents the addition of the 2015 Successor Period and the 2015 Predecessor Period and gives effect to certain transactions, as described in “Management Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Unaudited Pro Forma Consolidated Financial Information” contained elsewhere in this Annual Report on Form 10-K, as if they had occurred on February 1, 2015. We believe that this presentation provides meaningful information about our results of operations on a period to period basis. The unaudited pro forma consolidated statement of operations is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the transactions had occurred as of the date indicated or what the results of operations would be for any future periods.

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

	Successor			Predecessor	Pro Forma (1)	Predecessor
(in thousands, except share and per share data)	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period from May 8, 2015 to January 30, 2016	For the Period from February 1, 2015 to May 7, 2015	For the Fiscal Year Ended January 30, 2016	For the Fiscal Year Ended January 31, 2015	For the Fiscal Year Ended February 1, 2014
Statements of Operations Data:
Net sales	$698,145	$639,056	$420,094	$141,921	$562,015	$483,400	$456,026
Costs of goods sold	234,065	211,117	155,091	44,232	188,852	164,792	161,261
Gross profit	464,080	427,939	265,003	97,689	373,163	318,608	294,765
Selling, general and administrative expenses	394,893	368,525	246,482	80,151	331,752	279,557	267,319
Acquisition-related expenses	—	—	8,560	13,341	—	—	—
Operating income	69,187	59,414	9,961	4,197	41,411	39,051	27,446
Interest expense	19,261	18,670	11,893	4,599	16,893	17,895	19,064
Income (loss) before provision for income taxes	49,926	40,744	(1,932)	(402)	24,518	21,156	8,382
Income tax (benefit) provision	(5,439)	16,669	2,322	1,499	10,223	10,860	3,884
Net income (loss)	$55,365	$24,075	$(4,254)	$(1,901)	$14,295	$10,296	$4,498
Net income (loss) per common share attributable to common shareholders (1):
Basic	$1.32	$0.55	$(0.10)	$(0.04)	$0.33	$0.24	$0.10
Diluted	$1.27	$0.55	$(0.10)	$(0.04)	$0.33	$0.24	$0.10
Weighted average number of common shares outstanding (1):
Basic	41,926,157	43,747,944	43,747,944	43,747,944	43,747,944	43,747,944	43,747,944
Diluted	43,571,746	43,747,944	43,747,944	43,747,944	43,747,944	43,747,944	43,747,944

Other Financial Data:
Adjusted EBITDA(2)	$113,476	$106,220	$59,699	$23,672	$81,955	$65,720	$54,241
Adjusted EBITDA margin(3)	16.3%	16.6%	14.2%	16.7%	14.6%	13.6%	11.9%

	Successor			Predecessor
(in thousands)	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Balance Sheet data (at end of period):
Cash	$25,978	$13,468	$27,505	$604	$518
Net operating assets and liabilities (4)	3,769	6,414	3,477	(8,055)	(7,472)
Total assets	597,557	568,305	582,032	278,232	259,735
Current and non-current portions of long-term debt, net of discount and debt issuance cost	241,680	267,239	239,978	82,369	94,153
Preferred capital	—	—	—	72,824	72,824
Total equity	179,316	122,864	166,571	(1,317)	(16,765)

(1)

See “Management Discussion and Analysis of Financial Condition and Results of Operations Supplemental Unaudited Pro Forma Consolidated Financial Information” for information regarding our presentation of the pro forma fiscal year ended January 30, 2016.  Pro forma adjustments do not impact the weighted average number of basic or diluted common shares outstanding during the period.  Accordingly, basic and diluted EPS for the pro forma fiscal year ended January 30, 2016 is impacted only as a result of pro forma adjustments to net income attributable to common shareholders.

(2)

Adjusted EBITDA represents net income (loss) plus interest expense, income tax (benefit) provision, depreciation and amortization, the amortization of the step-up to fair value of merchandise inventory resulting from the application of a purchase accounting adjustment related to the Acquisition, certain Acquisition-related expenses, sponsor fees, equity-based compensation expense, write-off of property and equipment and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because our management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. Adjusted EBITDA is not a measurement of financial performance under GAAP. It should not be considered an alternative to net income (loss) as a measure of our operating performance or any other measure of performance derived in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items, or affected by similar nonrecurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. We recommend that you review the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, under “Management Discussion and Analysis of Financial Condition and Result of Operations - Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin” and not rely solely on Adjusted EBITDA or any single financial measure to evaluate our business.

(3)

Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net sales. We recommend that you review the calculation of Adjusted EBITDA margin, under “Management Discussion and Analysis of Financial Condition and Result of Operations Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin.”

(4)	Net operating assets and liabilities consist of current assets excluding cash, less current liabilities excluding the current portion of long-term debt.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. Fiscal year 2017 ended on February 3, 2018 and was comprised of 53 weeks while fiscal years 2016 and 2015 ended on January 28, 2017 and January 30, 2016 respectively, and were each comprised of 52 weeks.

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, relaxed, inspired style that reflects the confidence and comfort of a woman with a rich, full life. J.Jill provides guiding service through more than 270 stores nationwide and a robust e-commerce platform. J.Jill is headquartered outside Boston.

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

Our Strategic Initiatives. Our business will continue to have an impact on our results of operations, including our newly re-platformed e-commerce site, merchandise financial planning system, and brand voice initiatives. Although these initiatives are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating metrics, including GAAP and non-GAAP measures, including the following:

Net sales consists primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through our retail channel and direct channel. Net sales also include shipping and handling fees collected from customers. Revenue from our retail channel is recognized at the time of sale and revenue from our direct channel is recognized upon receipt of merchandise by the customer.

Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers to omnichannel customers who, on average, spend nearly three times more than single channel customers.

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

Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented:

	Successor			Predecessor	Pro Forma
(in thousands)	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period from May 8, 2015 to January 30, 2016	For the Period from February 1, 2015 to May 7, 2015	For the Year Ended January 30, 2016
Statements of Operations Data:
Net income (loss)	$55,365	$24,075	$(4,254)	$(1,901)	$14,295
Interest expense	19,261	18,670	11,893	4,599	16,893
Income tax (benefit) provision	(5,439)	16,669	2,322	1,499	10,223
Depreciation and amortization	35,052	36,219	28,702	5,147	37,802
Inventory step-up(a)	—	—	10,471	—	—
Acquisition-related expenses(b)	—	—	8,560	13,341	—
Sponsor fees(c)	—	—	—	250	—
Equity-based compensation expense(d)	782	624	168	441	609
Write-off of property and equipment(e)	586	385	237	112	349
Impairment of long lived assets(f)	2,164	—	—	—	—
Special bonus	624	—	—	—	—
Other non-recurring expenses(g)	5,081	9,741	1,600	184	1,784
Prior period adjustment for tenant allowance (h)	—	(163)	—	—	—
Adjusted EBITDA	$113,476	$106,220	$59,699	$23,672	$81,955
Net sales	$698,145	$639,056	$420,094	$141,921	$562,015
Adjusted EBITDA margin	16.3%	16.6%	14.2%	16.7%	14.6%

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

(e)	Represents the net loss on the disposal of fixed assets.
(f)	Represents the impairment of assets associated with three underperforming stores.
(g)

Represents items management believes are not indicative of ongoing operating performance. These expenses are primarily composed of legal and professional fees associated with non-recurring events. The pro forma fiscal year 2015 expenses are primarily due to legal, accounting, and professional fees incurred in connection with the initial public offering of our common shares in March 2017.

(h)	Represents the prior period correction to recognize lease incentives as reductions of rental expense by the lessee on a straight-line basis over the term of the new lease, in accordance with ASC 840.

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

On May 27, 2016, we entered into an agreement to amend our Term Loan to borrow an additional $40.0 million. The other terms and conditions of the Term Loan remained substantially unchanged, as discussed in “Liquidity and Capital Resources—Credit Facilities.” We used the additional loan proceeds, along with cash on hand, to fund a $70.0 million dividend to the partners of JJill Topco Holdings, which was approved by the members of Jill Intermediate LLC and the board of directors of JJill Topco Holdings on May 27, 2016.

On January 18, 2017 and June 1, 2017, we made voluntary prepayments of $10.1 million and $20.2 million, including accrued interest, on our Term Loan.  On December 15, 2017, we repurchased $5.0 million of our Term Loan on the open market at 98% of par value.

Results of Operations

Fiscal Year Ended February 3, 2018, which is comprised of 53 weeks, compared to the 52 week period ended January 28, 2017.

The following table summarizes our consolidated results of operations for the periods indicated:

	Successor
	For the Fiscal Year Ended February 3, 2018		For the Fiscal Year Ended January 28, 2017
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$698,145	100.0%	$639,056	100.0%
Costs of goods sold	234,065	33.5%	211,117	33.0%
Gross profit	464,080	66.5%	427,939	67.0%
Selling, general and administrative expenses	394,893	56.6%	368,525	57.7%
Operating income	69,187	9.9%	59,414	9.3%
Interest expense	19,261	2.8%	18,670	2.9%
Income before provision for income taxes	49,926	7.1%	40,744	6.4%
Income tax (benefit) provision	(5,439)	(0.8)%	16,669	2.6%
Net income	$55,365	7.9%	$24,075	3.8%

Net Sales

Net sales for fiscal year ended February 3, 2018 (“fiscal year 2017”) increased $59.1 million, or 9.2%, to $698.1 million, from $639.1 million for fiscal year ended January 28, 2017 (“fiscal year 2016”). This increase was primarily due to an increase in total comparable company sales of 6.4%, which was substantially driven by a 6.8% increase in our active customer base.

Our direct channel was responsible for 43% of our net sales in fiscal year 2017 compared to 43% in fiscal year 2016. Our retail channel was responsible for 57% of our net sales in fiscal year 2017 and 57% in fiscal year 2016. We operated 276 and 275 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for fiscal year 2017 increased $36.1 million, or 8.5%, to $464.1 million, from $427.9 million for fiscal year 2016. This increase was due primarily to the increase in net sales of 9.2% offset by a decrease in gross margin for fiscal year 2017 to 66.5% from 67.0% for fiscal year 2016. The decrease in gross margin was primarily due to an increase in promotional discounts to clear merchandise.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2017 increased $26.4 million, or 7.2%, to $394.9 million from $368.5 million for fiscal year 2016. As a percentage of net sales, selling, general and administrative expenses for fiscal year 2017 were 56.6% as compared to 57.7% for fiscal year 2016. The increase was primarily due to higher sales related expenses of $16.1 million, increased marketing costs of $7.9 million and increased corporate payroll and other expenses of $6.5 million to support business initiatives, costs associated with our transition to a public company and one-time costs resulting from the impairment of retail store assets. This increase was offset by decreases related to depreciation and amortization expense of $2.0 million and a decrease in incentive compensation expense of $2.1 million.

Interest Expense

Interest expense for fiscal year 2017 increased by $0.6 million, or 3.2%, to $19.3 million from $18.7 million for fiscal year 2016. The increase in interest expense was due to higher interest rates, and higher amortization of deferred financing costs resulting from voluntary Term Loan prepayments totaling $25.0 million during fiscal year 2017.

Provision for Income Taxes

The income tax benefit for fiscal year 2017 was $5.4 million compared to an income tax provision of $16.7 million for fiscal year 2016. On December 22, 2017, the U.S. Tax Cuts and Jobs Act (TCJA) legislation was signed. The new U.S. tax legislation is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% (effective January 1, 2018) and a change in certain business deductions, including allowing for immediate expensing of certain qualified capital expenditures. As a result of TCJA, the Company recognized a tax benefit of $24.0 million related to the remeasurement of deferred tax assets and liabilities.  The Company’s effective tax benefit rate for fiscal year 2017 was 10.9%. The Company’s effective tax rate for fiscal year 2017, after excluding the $24.0 million impact of revaluing deferred tax liabilities, was 37.2%. The Company’s effective tax rate for fiscal year 2016 was 40.9%.

Fiscal year ended, January 28, 2017 compared to the period from May 8, 2015 through January 30, 2016 (Successor) and Period from February 1, 2015 to May 7, 2015 (Predecessor).

The following table summarizes our consolidated results of operations for the periods indicated:

	Successor				Predecessor
	For the Fiscal Year Ended January 28, 2017		For the Period May 8, 2015 to January 30, 2016		For the Period February 1, 2015 to May 7, 2015
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$639,056	100.0%	$420,094	100.0%	$141,921	100.0%
Costs of goods sold	211,117	33.0%	155,091	36.9%	44,232	31.2%
Gross profit	427,939	67.0%	265,003	63.1%	97,689	68.8%
Selling, general and administrative expenses	368,525	57.7%	246,482	58.7%	80,151	56.5%
Acquisition-related expenses	—		8,560	2.0%	13,341	9.4%
Operating income	59,414	9.3%	9,961	2.4%	4,197	2.9%
Interest expense	18,670	2.9%	11,893	2.8%	4,599	3.2%
Income (loss) before provision for income taxes	40,744	6.4%	(1,932)	(0.4)%	(402)	(0.3)%
Provision for income taxes	16,669	2.6%	2,322	0.6%	1,499	1.1%
Net income (loss)	$24,075	3.8%	$(4,254)	(1.0)%	$(1,901)	(1.4)%

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

Acquisition-Related Expenses

We incurred acquisition-related expenses of $8.6 million during the 2015 Successor Period and $13.3 million during the 2015 Predecessor Period, consisting primarily of legal and advisory fees. No such costs were incurred during fiscal year 2016.

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

Provision for Income Taxes

The provision for income taxes was $16.7 million for fiscal year 2016 compared to $2.3 million for the 2015 Successor Period and $1.5 million for the 2015 Predecessor Period. Our effective tax rates for the same periods were 40.9%, (120.2%) and (372.9%), respectively. The increase in fiscal year 2016 was primarily due to higher income (loss) before provision for income taxes. The effective tax rates in the 2015 Successor and Predecessor Periods reflect transaction costs related to the Acquisition, which were not deductible for tax purposes.

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

Acquisition and the related Financing had occurred as of the date indicated or what the results of operations would be for any future periods.

	Successor	Predecessor			Pro Forma
(in thousands)	For the period from May 8, 2015 to January 30, 2016	For the Period from February 1, 2015 to May 7, 2015	Pro Forma Adjustments		For the Fiscal Year Ended January 30, 2016
Net sales	$420,094	$141,921	$-		$562,015
Costs of goods sold	155,091	44,232	(10,471)	(1)	188,852
Gross profit	265,003	97,689	10,471		373,163
Operating expenses	246,482	80,151	2,044	(2)	331,752
			1,943	(3)
			(250)	(4)
			(34)	(5)
			973	(6)
			443	(7)
Acquisition-related expenses	8,560	13,341	(21,901)	(8)	—
Operating income	9,961	4,197	27,253		41,411
Interest expense	11,893	4,599	401	(9)	16,893
Income (loss) before provision for income taxes	(1,932)	(402)	26,852		24,518
Provision for income taxes	2,322	1,499	6,402	(10)	10,223
Net income (loss)	$(4,254)	$(1,901)	$20,450		$14,295

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

The following table summarizes our consolidated results of operations for the periods indicated:

	Successor		Pro Forma
(in thousands)	For the Fiscal Year Ended January 28, 2017		For the Fiscal Year Ended January 30, 2016		Change from Pro Forma Year Ended January 30, 2016 to Fiscal Year Ended January 28, 2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$639,056	100.0%	$562,015	100.0%	$77,041	13.7%
Costs of goods sold	211,117	33.0%	188,852	33.6%	22,265	11.8%
Gross profit	427,939	67.0%	373,163	66.4%	54,776	14.7%
Selling, general and administrative expenses	368,525	57.7%	331,752	59.0%	36,773	11.1%
Operating income	59,414	9.3%	41,411	7.4%	18,003	43.5%
Interest expense	18,670	2.9%	16,893	3.0%	1,777	10.5%
Income before provision for income taxes	40,744	6.4%	24,518	4.4%	16,226	66.2%
Provision for income taxes	16,669	2.6%	10,223	1.8%	6,446	63.1%
Net income	$24,075	3.8%	$14,295	2.6%	$9,780	68.4%

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

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility. Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems and the costs of operating as a public company. We believe that our current sources of liquidity and capital will be sufficient to finance our continued operations for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our ABL Facility or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.

Capital expenditures were $38.4 million in fiscal year 2017 compared to $37.1 million during fiscal year 2016, $26.6 million during the 2015 Successor Period and $7.4 million during the 2015 Predecessor Period. The increase in capital expenditures in fiscal year 2017 was due primarily to an increase in spending on store remodels and technology projects.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	Successor			Predecessor
(in thousands)	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period from May 8, 2015 to January 30, 2016	For the Period from February 1, 2015 to May 7, 2015
Net cash provided by operating activities	$76,354	$67,200	$42,002	$5,733
Net cash used in investing activities	(38,372)	(37,077)	(412,303)	(7,406)
Net cash (used in) provided by financing activities	(25,472)	(44,160)	397,806	1,604

Net Cash provided by Operating Activities

Net cash provided by operating activities during fiscal year 2017 was $76.4 million. Key elements of cash provided by operating activities were (i) net income of $55.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $14.8 million, primarily driven by depreciation and amortization partially offset by the revaluation of deferred income tax liabilities, and (iii) a decrease in net operating assets and liabilities of $6.2 million, primarily driven by an increase in other noncurrent liabilities.

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

Net cash provided by operating activities during the 2015 Successor Period was $42.0 million. Key elements of cash provided by operating activities were (i) net loss of $4.3 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $36.4 million, primarily driven by depreciation and amortization and amortization of the step-up to fair value of merchandise inventory resulting from the application of a purchase accounting adjustment related to the Acquisition, and (iii) a decrease in net operating assets and liabilities and other activities of $9.9 million, primarily due to a decrease in accounts receivable and an increase in accounts payable as well as an increase in accrued incentive plan expenses resulting from increased earnings, partially offset by increases in taxes receivable, prepaid expenses, and other current assets.

Net cash provided by operating activities during the 2015 Predecessor Period was $5.7 million. Key elements of cash provided by operating activities were (i) net loss of $1.9 million, (ii) adjustments to reconcile net loss to net cash provided by operating activities of $6.7 million, which primarily consisted of depreciation and amortization, and payment-in-kind interest on debt, and (iii) a decrease in net operating assets and liabilities and other activities of $1.0 million, primarily driven by accrued Acquisition expenses paid at the Acquisition date, partially offset by a decrease in accounts payable and increases in accounts receivable and inventories.

Net Cash used in Investing Activities

Net cash used in investing activities during fiscal year 2017 was $38.4 million, representing purchases of property and equipment related to new store openings, remodeling existing stores and upgrading our information systems, including the re-platforming of our e-commerce site and implementation a merchandise financial planning system.

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

Net Cash (used in) provided by Financing Activities

Net cash used in financing activities during fiscal year 2017 was $25.5 million, consisting of payments on our Term Loan.  Included in this amount is $25.0 million of voluntary prepayments.

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

Net cash provided by financing activities during the 2015 Successor Period was $397.8 million, primarily consisting of $240.4 million of proceeds from borrowings under our Term Loan, net of $9.6 million debt issuance costs paid, and $160.5 million of equity proceeds, both incurred in connection with the Acquisition. Financing activities also included a $1.9 million receivable from a related third party and $1.3 million of scheduled repayments of our Term Loan.

Net cash provided by financing activities during the 2015 Predecessor Period was $1.6 million, consisting of $7.3 million of net proceeds from borrowings on our previous revolving credit facility in excess of repayments, which was partially offset by $5.0 million of prepayments and $0.7 million of scheduled repayments on our predecessor term loans.

Dividends

We did not pay any dividends in fiscal year 2017, and have no plans to pay cash dividends in the foreseeable future.

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

On May 8, 2015, we entered into the seven-year Term Loan of $250.0 million in conjunction with the Acquisition. Obligations under the Term Loan are guaranteed by all of our current and future domestic restricted subsidiaries, subject to certain exceptions. Our borrowings under the Term Loan are secured by (i) first-priority liens on substantially all assets other than the ABL Priority Collateral (as defined below) and (ii) second-priority liens on the ABL Priority Collateral, in each case subject to permitted liens and certain exceptions. The Term Loan contains certain terms and conditions which require us to comply with financial and other covenants, including certain restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, cause our subsidiaries to pay dividends to us, consolidate or merge with other entities or undergo a change in control, make advances, investments and loans and modify our organizational documents. The financial covenants requiring us to comply with a maximum leverage ratio and limiting our capital expenditures are considered by us to be the covenants which are currently the most restrictive. The maximum leverage ratio covenant requires us not to exceed, with respect to the four quarter period ending February 3, 2018, a ratio of consolidated debt (net of unrestricted cash) to Adjusted EBITDA (subject to certain adjustments under the Term Loan) of 4.5 to 1.0, which steps down to 3.0 to 1.0 over time. The Term Loan contains a financial covenant limiting our capital expenditures to $37.5 million for the fiscal year ending February 3, 2018 plus additional amounts as permitted, decreasing to $27.5 million per fiscal year over time. The Term Loan prohibits our ability to pay dividends to our shareholders and the ability of our subsidiaries to pay dividends to us, subject to certain exceptions. We may pay dividends, and our subsidiaries may pay dividends to us, if our leverage ratio would not exceed 2.5 to 1.0 after giving effect thereto. We may also pay dividends up to the amount of our retained excess cash flow, plus certain other amounts, if our leverage ratio would not exceed 3.25 to 1.0 after giving effect thereto. The Term Loan contains certain events of default. If a default occurs and is not cured within an applicable cure period or is not waived, our obligations under the Term Loan may be accelerated. The Term Loan allows us to elect, at our own option, the applicable interest rate for borrowings under the Term Loan using a LIBOR or Base Rate variable interest rate plus an applicable margin. LIBOR loans under the Term Loan accrue interest at a rate equal to LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%. Base Rate loans under the Term Loan accrue interest at a rate equal to (i) the highest of (a) the prime rate, (b) the Federal Funds Effective Rate plus 0.50%, (c) LIBOR with a one-month interest period plus 1.00% and (d) 2.00%. As of February 3, 2018, we were in compliance with all financial covenants under our Term Loan.

On May 27, 2016, we entered into an agreement to amend our Term Loan to borrow an additional $40.0 million in additional loans to permit certain dividends and to make certain adjustments to the financial covenant. The other terms and conditions of the Term Loan remained substantially unchanged.

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

The ABL Facility contains certain terms and conditions which require us to comply with financial and other covenants, including certain restrictions on the ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans or modify our organizational documents. The ABL Facility contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, with the ratio being Adjusted EBITDA (subject to certain adjustments under the ABL Facility) to fixed charges. The ABL Facility prohibits our ability to pay dividends to our shareholders and the ability of our subsidiaries to pay dividends to us, subject to certain exceptions. We may pay dividends, and our subsidiaries may pay dividends to us, if our fixed charge coverage ratio is at least 1.0 to 1.0 and our availability under the ABL Facility exceeds certain thresholds after giving effect thereto. The ABL Facility contains certain events of default. If a default occurs and is not cured within an applicable cure period or is not waived, our obligations under the ABL Facility may be accelerated. As of February 3, 2018, we were in compliance with all financial covenants under our ABL Facility.

As of February 3, 2018 and January 28, 2017 there were no loan amounts outstanding under the ABL Facility. As of those same dates, we had outstanding letters of credit in the amounts of $1.6 million and $2.1 million, respectively. Based on the borrowing terms of the ABL Facility, the maximum additional borrowing capacity was $38.4 million as of February 3, 2018 and $37.9 million as of January 28, 2017.

On January 18, 2017 and June 1, 2017, we made a voluntary prepayments of $10.1 million and $20.2 million, including accrued interest, on our Term Loan. On December 15, 2017 we repurchased $5.0 million of our Term Loan on the open market at 98% of par value.

See our audited consolidated financial statements and Note 9 thereto for a discussion of our credit facilities prior to the Acquisition.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business. As of February 3, 2018 our outstanding contractual cash obligations were due during the periods presented below.

		Payments Due by Period
		Less than 1			More than 5
(in thousands)	Total	year	1 - 3 years	3 - 5 years	years
Long-Term Debt Obligations
Principal payment obligations(1)	$248,176	$2,799	$5,598	$239,779	$—
Interest expense on long-term debt(2)	71,028	16,940	33,305	20,783	—
Operating Lease Obligations(3)	323,455	46,406	82,326	72,677	122,046
Purchase Obligations(4)	128,015	128,015	—	—	—
Total	$770,674	$194,160	$121,229	$333,239	$122,046

(1)	Amounts assume that the Term Loan is paid upon maturity, and the ABL Facility remains undrawn, which may or may not reflect future events.
(2)	Assumes an interest rate of 6.8% per annum, consistent with the interest rate as of February 3, 2018.
(3)

Assumes the base lease term included in our outstanding operating lease arrangements as of February 3, 2017. Our future operating lease obligations would change if we were to exercise renewal options or if we renewed existing leases or entered into new operating leases.

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

If management’s assessment of qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is performed. We also have the option to bypass the qualitative assessment described above and proceed directly to the quantitative assessment. The quantitative assessment requires comparing the fair value of a reporting unit to its carrying value, including goodwill. We estimate the fair value of reporting units using the income approach. The income approach uses a discounted cash flow analysis, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of the discount rate and the terminal year multiple.

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit.

For the fourth quarters of 2017 and 2016, we performed a step zero test, and during the 2015 Successor Period, we performed a step one test. Our tests for impairment of goodwill resulted in a determination that the fair value of each reporting unit exceeded the carrying value of its net assets during fiscal year 2017, 2016, and the 2015 Successor Period. We do not anticipate any material impairment charges in the near term. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

We assessed the carrying value of intangible assets as described above and determined that no impairment losses were required during fiscal years 2017 and 2016, or the 2015 Successor period.

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

During 2017, the Company recorded impairment charges of $2.2 million associated with the assets of underperforming retail locations. The impairment charge was calculated using a discounted cash flow model and was recorded in selling, general and administrative in the Company’s consolidated statement of operations and comprehensive income (loss).  During the 2016, 2015 Successor and 2015 Predecessor periods, the Company did not record any impairment charges associated with property and equipment.

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

Equity-based Compensation

Successor

Following our initial public offering on March 9, 2017, the Company accounts for equity-based compensation using the grant-date market price of our common stock and the Black-Scholes option pricing model. The Company recognizes equity-based compensation expense in the periods in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments.

Previous to our initial public offering on March 9, 2017, JJill Topco Holdings maintained an Incentive Equity Plan that allowed JJill Topco Holdings to grant incentive units to certain of our directors and senior executives, by granting Class A Common Interests (“Common Interests”). During the 2015 Successor Period, JJill Topco Holdings issued Common Interests, which are considered to be equity-classified awards. We recognized the fair value of the awards as compensation expense, net of forfeitures, over the requisite service period, which was generally the vesting period of the award. We accounted for equity-based compensation for JJill Topco Holdings’ Common Interests by recognizing the fair value of equity-based compensation as an expense within selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss) as the costs are deemed to be for our benefit. Fair value of the awards was determined at the date of grant using an option pricing model. Use of an option pricing model required that we made assumptions as to the volatility of JJill Topco Holdings’ Common Interests, the expected dividend yield, the expected term and the risk-free interest rate that approximates the expected term. All key assumptions and inputs are the responsibility of management and we believe they were reasonable.

JJill Topco Holdings’ Common Interests were not publicly traded. As there was no public market for JJill Topco Holdings’ Common Interests, the estimated fair value of the Common Interests was determined by JJill Topco Holdings’ board of directors as of the respective grant date of each Common Interest, with input from management, considering as one of the factors the most recently available third-party valuations of common stock and JJill Topco Holdings’ board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. JJill Topco Holdings’ Common Interests valuation was prepared using the option-pricing method (“OPM”), which uses market approaches to estimate the enterprise value. The OPM treats common interests and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common interest has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a sale. In addition to considering these valuations, JJill Topco Holdings’ board of directors considered various objective and subjective factors to determine the fair value of JJill Topco Holdings’ Common Interest as of each grant date, including:

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

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management judgment.

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

For the performance-based awards, vesting occurred upon achievement or satisfaction of a specified performance condition. Such conditions would be met upon the earlier of the attainment of a predetermined return on investment by certain equity investors in the Predecessor entity, or a change in control, whereby all outstanding unvested awards would immediately vest. We considered the probability of achieving the established performance targets in determining our equity-based compensation with respect to these awards at the end of each reporting period. During the 2015 Predecessor period, there was no compensation expense recognized for the performance-based awards. The performance conditions of the Predecessor plan were met only on the date of the Acquisition.

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

We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering on March 9, 2017. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.

Recent Accounting Pronouncements

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of February 3, 2018, there was no outstanding balance under the ABL Facility, and $1.6 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.4 million and the amount outstanding under the Term Loan had decreased to $248.2 million as a result of scheduled payments and $25.2 million of voluntary prepayments and open market repurchases. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the interest rate on the ABL Facility at February 3, 2018, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.9 million during fiscal year 2017.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form-10-K our disclosure controls and procedures were effective to provide such reasonable assurance.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit  preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of February 3, 2018, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules and regulations for newly public companies.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our fiscal year ended February 3, 2018, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

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

(a)(3)	Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

3.2	Bylaws of J.Jill, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.1

Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.2	Registration Rights Agreement, dated as of March 14, 2017 (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.3†	J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.4

Term Loan Credit Agreement, dated as of May 8, 2015, among Jill Holdings LLC, Jill Acquisition LLC, the various lenders party thereto from time to time and Jefferies Finance LLC, as the administrative agent (incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on February 10, 2017 (File No. 333-215993)).

10.5

Amendment No. 1 to Term Loan Credit Agreement, dated as of May 27, 2016, among Jill Acquisition LLC, Jill Intermediate LLC, the lenders party thereto and Jefferies LCC as the administrative agent (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on February 10, 2017 (File No. 333-215993)).

10.6

ABL Credit Agreement, dated as of May 8, 2015, among Jill Holdings LLC, Jill Acquisition LLC, certain subsidiaries of Jill Acquisition LLC from time to time party thereto, the lenders party thereto and CIT Finance LLC, as the administrative agent and collateral agent (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on February 10, 2017 (File No. 333-215993)).

10.7

Amendment No. 1 to ABL Credit Agreement, dated as of May 27, 2016, among Jill Acquisition LLC, Jill Intermediate LLC, certain subsidiaries of Jill Acquisition LLC from time to time party thereto, the lenders party thereto and CIT Finance LLC, as the administrative agent and collateral agent (incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on February 10, 2017 (File No. 333-215993)).

10.8

Services Agreement, dated as of May 8, 2015, by and between Jill Acquisition LLC and TowerBrook Capital Partners L.P (incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on February 10, 2017 (File No. 333-215993)).

10.9†

Second Amended and Restated Employment Agreement, dated as of March 14, 2017, by and between Paula Bennett, J.Jill, Inc., JJill Topco Holdings, LP, Jill Acquisition LLC, and certain other parties thereto (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.10†

Amended and Restated Employment Agreement, dated as of as May 22, 2015, by and between David Biese and Jill Acquisition LLC (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.11†

Amended and Restated Employment Agreement, dated as of May 22, 2015, by and between Joann Fielder and Jill Acquisition LLC and Amendment No. 1 thereto, dated as of July 27, 2015 (incorporated by reference from Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.12

Lease Agreement, dated as of September 30, 2010, by and between Cole JJ Tilton NH, LLC and Jill Acquisition LLC (incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 10, 2017 (File No. 333-215993)).

Exhibit Number	Exhibit Description
10.13	Stockholders Agreement, dated as of March 14, 2017 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.14*†	Form of Stock Option Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan.

10.15†

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.16

Amended and Restated Agreement of Limited Partnership of JJill Topco Holdings, LP, dated as of May 8, 2015 (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.17†

JJill Topco Holdings, LP Incentive Equity Plan (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.18†

Form of Grant Agreement under the JJill Topco Holdings, LP Incentive Equity Plan (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.19*†	J.Jill, Inc. Employee Stock Purchase Plan.

10.20*†	Employment Agreement, dated as of March 13, 2018, by and between Linda Heasley and J.Jill, Inc.

10.21*†	Retirement Agreement, dated as of March 13, 2018, by and between Paula Bennett and J.Jill, Inc.

10.22†

Form of Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on April 11, 2018 (File No. 001-38026)).

21.1	Subsidiaries of J.Jill, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-30826)).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL Interactive Data Files

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.Jill, Inc.

Date: April 13, 2018	By:	/s/ Paula Bennett
Paula Bennett
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paula Bennett	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2018
Paula Bennett

/s/ David Biese	Executive Vice President, Chief Financial and Operating Officer (Principal Financial Officer and Principal Accounting Officer)	April 13, 2018
David Biese

/s/ Michael Rahamim	Chairman of the Board of Directors	April 13, 2018
Michael Rahamim

/s/ Andrew Rolfe	Director	April 13, 2018
Andrew Rolfe

/s/ Travis Nelson	Director	April 13, 2018
Travis Nelson

/s/ Marka Hansen	Director	April 13, 2018
Marka Hansen

/s/ Michael Recht	Director	April 13, 2018
Michael Recht

/s/ Michael Eck	Director	April 13, 2018
Michael Eck

/s/ Linda Heasley	Director	April 13, 2018
Linda Heasley

/s/ James Scully	Director	April 13, 2018
James Scully

J.Jill, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Audited Consolidated Financial Statements
Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Year Ended February 3, 2018 (Successor), January 28, 2017 (Successor), the Period from May 8, 2015 through January 30, 2016 (Successor), and the Period from February 1, 2015 through May 7, 2015 (Predecessor)

F-5
Consolidated Statements of Members’ Equity for the Period From February 1, 2015 through May 7, 2015 (Predecessor)	F-6

Consolidated Statements of Shareholders’ / Members’ Equity for the Fiscal Year Ended February 3, 2018 (Successor), January 28, 2017 (Successor), and the Period from May 8, 2015 through January 30, 2016 (Successor)

F-7

Consolidated Statements of Cash Flows for the Fiscal Year Ended February 3, 2018 (Successor), January 28, 2017 (Successor), the Period from May 8, 2015 through January 30, 2016 (Successor), and the Period from February 1, 2015 through May 7, 2015 (Predecessor)

F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.Jill, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.Jill, Inc. and its subsidiaries (Successor) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations and comprehensive income (loss), of shareholders’/members’ equity and of cash flows for the period from May 8, 2015 to January 30, 2016 and for each of the two years in the period ended February 3, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for the period from May 8, 2015 to January 30, 2016 and for each of the two years in the period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, MA

April 12, 2018

We have served as the Company's auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.Jill, Inc.

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of members’ equity and of cash flows for the period from February 1, 2015 to May 7, 2015 present fairly, in all material respects, the results of operations and cash flows of J.Jill, Inc. and its subsidiaries (Predecessor) for the period from February 1, 2015 to May 7, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP Boston, Massachusetts

October 21, 2016, except for the effects of the corporate conversion as discussed in Note 1, Note 13 and Note 15, and the parent merger discussed in Note 1 as to which the date is February 25, 2017

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	February 3, 2018	January 28, 2017
Assets
Current assets:
Cash	$25,978	$13,468
Accounts receivable	4,733	3,851
Inventories, net	80,591	66,641
Prepaid expenses and other current assets	21,166	18,559
Receivable from related party	—	1,922
Total current assets	132,468	104,441
Property and equipment, net	118,420	102,322
Intangible assets, net	148,961	163,483
Goodwill	197,026	197,026
Other assets	682	1,033
Total assets	$597,557	$568,305
Liabilities and Shareholders' / Members’ Equity
Current liabilities:
Accounts payable	$53,962	$38,438
Accrued expenses and other current liabilities	48,759	46,121
Current portion of long-term debt	2,799	2,799
Total current liabilities	105,520	87,358
Long-term debt, net of discount and current portion	238,881	264,440
Deferred income taxes	46,263	73,511
Other liabilities	27,577	20,132
Total liabilities	418,241	445,441
Commitments and contingencies (see Note 11)
Shareholders' / Members’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 43,752,790 and zero shares issued and outstanding at February 3, 2018 and January 28, 2017, respectively	437	—
Common units, zero par value, zero and 1,000,000 units authorized, issued and outstanding at February 3, 2018 and January 28, 2017, respectively	—	—
Contributed capital	—	116,743
Additional paid-in capital	117,393	—
Accumulated earnings	61,486	6,121
Total shareholders' / members’ equity	179,316	122,864
Total liabilities and shareholders' / members’ equity	$597,557	$568,305

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Successor			Predecessor
	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period from May 8, 2015 to January 30, 2016	For the Period from February 1, 2015 to May 7, 2015
Net sales	$698,145	$639,056	$420,094	$141,921
Costs of goods sold	234,065	211,117	155,091	44,232
Gross profit	464,080	427,939	265,003	97,689
Selling, general and administrative expenses	394,893	368,525	246,482	80,151
Acquisition-related expenses	—	—	8,560	13,341
Operating income	69,187	59,414	9,961	4,197
Interest expense	19,261	18,670	11,893	4,599
Income (loss) before provision for income taxes	49,926	40,744	(1,932)	(402)
Income tax (benefit) provision	(5,439)	16,669	2,322	1,499
Net income (loss) and total comprehensive income (loss)	$55,365	$24,075	$(4,254)	$(1,901)
Net income (loss) per common share attributable to common shareholders:
Basic	$1.32	$0.55	$(0.10)	$(0.04)
Diluted	$1.27	$0.55	$(0.10)	$(0.04)
Weighted average number of common shares outstanding:
Basic	41,926,157	43,747,944	43,747,944	43,747,944
Diluted	43,571,746	43,747,944	43,747,944	43,747,944

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(PREDECESSOR)

(in thousands, except unit data)

	Preferred	Class A Units		Class B Units		Common Units		Contributed	Accumulated	Total Members’ Equity
	Capital	Units	Amount	Units	Amount	Units	Amount	Capital	(Deficit)	(Deficit)
Balance, January 31, 2015	$72,824	100	$1	3,927,601	$39,276	1,000,000	$—	$7,292	$(47,886)	$(1,317)
Equity-based compensation	—	—	—	—	—	—	—	441	—	441
Net loss	—	—	—	—	—	—	—	—	(1,901)	(1,901)
Balance, May 7 2015	$72,824	100	$1	3,927,601	$39,276	1,000,000	$—	$7,733	$(49,787)	$(2,777)
Elimination of equity in connection with Acquisition (see Note 4)	(72,824)	(100)	(1)	(3,927,601)	(39,276)	(1,000,000)	—	(7,733)	49,787	2,777
Balance, May 8, 2015	$—	—	$—	—	$—	—	$—	$—	$—	$—

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ / MEMBERS’ EQUITY

(SUCCESSOR)

(in thousands, except unit data)

	Common Units		Common Shares		Contributed	Additional Paid-in	Accumulated	Total Shareholders' / Members’
	Units	Amount	Shares	Amount	Capital	Capital	Earnings	Equity
Balance, May 8, 2015	1,000,000	$—	—	$—	$170,657	$—	$1,594	$172,251
Equity-based compensation	—	—	—	—	168	—	—	168
Net income	—	—	—	—	—	—	(4,254)	(4,254)
Balance, January 30, 2016	1,000,000	$—	—	$—	$170,825	$—	$(2,660)	$168,165
Distribution to member	—	—	—	—	(54,706)	—	(15,294)	(70,000)
Equity-based compensation	—	—	—	—	624	—	—	624
Net income	—	—	—	—	—	—	24,075	24,075
Balance, January 28, 2017	1,000,000	$—	—	$—	$116,743	$—	$6,121	$122,864
Other equity transactions	—	—	—	—	305	—	—	305
Corporate conversion	(1,000,000)	—	—	—	(117,048)	117,048	—	—
Issuance of common stock	—	—	43,747,944	437	—	(437)	—	—
Vesting of restricted stock	—	—	4,846	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	782	—	782
Net income	—	—	—	—	—	—	55,365	55,365
Balance, February 3, 2018	—	$—	43,752,790	$437	$—	$117,393	$61,486	$179,316

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period from May 8, 2015 to January 30, 2016	For the Period from February 1, 2015 to May 7, 2015
Net income (loss)	$55,365	$24,075	$(4,254)	$(1,901)
Operating activities:
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	35,040	36,219	28,702	5,147
Impairment of long lived assets	2,164	—	—	—
Amortization of inventory fair value adjustment	—	—	10,471	—
Gain on extinguishment of debt	(100)	—	—	—
Loss on disposal of fixed assets	586	385	237	112
Noncash amortization of deferred financing and debt discount costs	2,570	1,861	983	657
Payment-in-kind interest on debt	—	—	—	1,192
Equity-based compensation	782	624	168	441
Deferred rent liability	985	1,785	3,071	84
Deferred income taxes	(27,248)	(4,541)	(7,261)	(961)
Changes in operating assets and liabilities, net of Acquisition
Accounts receivable	(882)	(687)	4,017	(3,504)
Inventories	(13,950)	(2,235)	(1,577)	(6,955)
Prepaid expenses and other current assets	(2,607)	1,980	(7,112)	(1,716)
Accounts payable	15,322	(2,630)	3,931	(7,608)
Accrued expenses	1,272	3,318	6,390	18,827
Other noncurrent assets	(7)	(13)	(1,113)	12
Other noncurrent liabilities	7,062	7,059	5,349	1,906
Net cash provided by operating activities	76,354	67,200	42,002	5,733
Investing activities:
Acquisition, net of cash acquired	—	—	(385,744)	—
Purchases of property and equipment	(38,372)	(37,077)	(26,559)	(7,406)
Net cash used in investing activities	(38,372)	(37,077)	(412,303)	(7,406)
Financing activities:
Repurchase of Common Units	—	(305)	—	—
Repayments on long-term debt	(27,699)	(12,775)	(1,250)	(5,646)
Proceeds from long-term debt	—	40,000	250,000	—
Payment of debt issuance costs	—	(1,668)	(9,640)	—
Proceeds from equity investment	—	—	160,546	—
Receivable from related party	2,227	588	(1,850)	—
Distribution to member	—	(70,000)	—	—
Proceeds from revolving credit facility	—	—	—	58,750
Repayments of revolving credit facility	—	—	—	(51,500)
Net cash (used in) provided by financing activities	(25,472)	(44,160)	397,806	1,604
Net change in cash	12,510	(14,037)	27,505	(69)
Cash:
Beginning of Period	13,468	27,505	—	604
End of Period	$25,978	$13,468	$27,505	$535
Supplemental cash flow information:
Cash paid for interest	$16,390	$16,406	$11,192	$2,952
Cash paid for taxes	20,521	15,497	16,033	882
Noncash investing and financing activities:
Noncash purchase consideration	—	—	10,111	—
Capital expenditures financed with the ending balance in accounts payable and accrued expenses	2,404	740	1,274	2,547

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

Notes to Consolidated Financial Statements

1. General

J.Jill, Inc., “J.Jill” or the “Company”, is a nationally recognized women’s apparel brand, headquartered in Quincy, Massachusetts, focused on affluent customers in the 40-65 age segment in 42 states. J.Jill operates an integrated omnichannel platform that is well diversified across its retail stores, website and catalogs.

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

Following the Company’s conversion into a Delaware corporation, Holdings, the Company’s former direct parent, merged with and into J.Jill, Inc., and J.Jill, Inc. was the surviving entity to such merger (“Parent Merger”). The Company’s consolidated financial statements were retroactively restated to reflect the Parent Merger as of the earliest date that common control existed in the period in which the Parent Merger occurred.

In connection with the conversion, J.Jill, Inc. continues to hold all assets of Intermediate and assumed all of its liabilities and obligations. J.Jill, Inc. is a holding company, and Jill Acquisition LLC, its wholly-owned subsidiary, remains the operating company for the business assets.

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

The Company uses a 52 to 53 week fiscal year ending on the Saturday closest to January 31. Each fiscal year generally is comprised of four 13 week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14 week period. The Successor fiscal years of 2017 had 53 weeks of operations and 2016 had 52 weeks of operations. The period from

May 8, 2015 to January 30, 2016 (Successor period) included approximately 38 weeks of operations. The period from February 1, 2015 to May 7, 2015 (Predecessor period) included approximately 14 weeks of operations.

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

As of January 31, 2015 (Predecessor), the Company determined that it had a variable interest in three unrelated entities for which it determined it was the primary beneficiary (see Note 10). These VIEs were consolidated during the 2015 Predecessor period and all intercompany transactions were eliminated in consolidation.

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

Inventories

Inventory consists of finished goods held for sale. Inventory is stated at the lower of cost or net realizable value, net of reserves. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from the Company’s manufacturers plus duties, inbound freight and commissions. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including past and projected sales performance and current inventory levels. As of February 3, 2018 and January 28, 2017, an inventory reserve of $1.8 million and $2.0 million has been recorded, respectively. The Company sells excess inventory in its stores and on-line at www.jjill.com. In limited cases, inventory liquidators are utilized.

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

At each fiscal year-end, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment requires comparing the fair value of a reporting unit to its carrying value, including goodwill. The Company estimates fair value using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple.

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. An impairment charge is recorded as a selling, general and administrative expense within the Company’s consolidated statement of operations and comprehensive income (loss).

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

Shipping and handling costs of $14.5 million, $12.6 million, $7.9 million and $2.3 million were recorded in selling, general and administrative expenses, for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively. Customer payments made in advance of the customer receiving merchandise are recorded as deferred revenue within accrued expenses and other liabilities in the Company’s consolidated balance sheets.

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

The Company recognized gift card breakage revenue of $0.9 million, $0.7 million, $0.4 million and $0.3 million during the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively.

The Company also receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue as they are received over the term of the agreement. Royalty payments recognized were $4.7 million, $2.9 million, $1.3 million and $0.5 million for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively.

Costs of Goods Sold

The Company’s costs of goods sold includes the direct costs of sold merchandise, which include customs, taxes, duties, commissions and inbound shipping costs, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. Costs of goods sold does not include distribution center costs and allocations of indirect costs, such as occupancy, depreciation, amortization, or labor and benefits.

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are considered direct response advertising, are capitalized as incurred, and are amortized over the expected sales life of each catalog for a period generally not exceeding six months. The expected sales life of each catalog is determined based on a detailed marketing forecast, which considers historical experience for similar catalogs, coupled with current sales trends. Amortized catalog advertising expenses were approximately $39.2 million, $34.2 million, $21.6 million and $7.8 million for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Other advertising costs are recorded as incurred. Other advertising expenses recorded were $20.9 million, $18.4 million, $10.9 million and $3.2 million for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term debt agreement and the straight-line method for the revolving credit agreement. Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt. From time-to-time the Company could make prepayments on the long-term debt and a portion of the debt issuance costs associated with the prepayment would be accelerated and expensed at that time.

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

Any interest or penalties incurred are recorded in the provision for income tax expense line item of the accompanying consolidated statements of operations and comprehensive income (loss). The Company incurred an immaterial amount of interest expense and penalties related to income taxes for the 2017 period and no amounts were incurred in the 2016, 2015 Successor or 2015 Predecessor periods.

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

As of February 3, 2018 the Company had no assets or liabilities that were measured at fair value for reporting purposes on a recurring basis. The fair value of the Company’s debt was approximately $245.8 million and $279.7 million at February 3, 2018 and January 28, 2017, respectively.

The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, accounts payable and any amounts drawn on its revolving credit facilities, consisting primarily of instruments without extended maturities, based on management’s estimates, approximates their fair value due to the short-term maturities of these instruments.

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

All of the equity-based awards granted by the Company during fiscal year 2017, 2016 and the 2015 Successor period were considered equity-classified awards and compensation expense for these awards was fully recognized and forfeitures were recorded as they occurred.

The Company recognizes equity-based compensation generated at Topco and records the related expense in its consolidated financial statements as the costs are deemed to be for the benefit of the Company (see Note 16). The expenses were allocated from the parent level to the Company and recognized as an equity contribution prior to the corporate conversion.

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

There were 1.6 million dilutive securities outstanding during fiscal year 2017. There were no potentially dilutive securities outstanding during fiscal year 2016, the 2015 Successor, or 2015 Predecessor periods.

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

The Company also receives reimbursements for costs of marketing programs related to the credit card, which are recorded as a reduction in operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Reimbursements amounted to $1.3 million, $1.6 million, $0.6 million and $0.2 million for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively.

The Company also receives royalty payments from the credit card agreement, as discussed in Revenue Recognition, above.

Employee Benefit Plan

The Company has a 401(k) retirement plan under third-party administration covering all eligible employees who meet certain age and employment requirements pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, eligible employees may contribute a portion of their pretax annual compensation to the plan, on a tax-deferred basis. The plan operates on a calendar year basis. The Company may, at its discretion, make elective contributions of up to 50% of the first 6% of the gross salary of the employee, which vests over a five year period. Discretionary contributions made by the Company for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, were $1.1 million, $0.6 million, $0.4 million and $0.2 million, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions and accounts receivable. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances. The Company evaluates the credit risk associated with accounts receivable to determine if an allowance for doubtful accounts is necessary. As of February 3, 2018 and January 28, 2017, the Company determined that no allowance for doubtful accounts was necessary.

3. Accounting Standards

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard was early adopted as of January 29, 2017. The adoption of ASU 2017-04 was done on a prospective basis and did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve several aspects of accounting for equity-based payment transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 was done on a prospective basis and did not have a material impact on the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In October 2016 the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity would recognize the current and deferred income tax consequences of an intra-entity asset transfer when the transfer occurs. Intra-entity inventory transfers would still be an exception. The provisions of ASU 2016-16 are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact that adopting ASU 2016-16 will have on its consolidated financial statements, but does not expect that impact to be material.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact that adopting ASU 2016-15 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers—Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which addresses various technical corrections for the ASUs listed above. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Based on the Company’s assessment of these standards, it has identified certain changes to accounting policies, including the timing of revenue recognition, direct response advertising costs, the presentation of marketing program reimbursements under the private label credit card arrangement and the gross versus net presentation of merchandise returns. The Company will adopt the standard on February 4, 2018, using the modified retrospective method, which will result in a cumulative effect reduction to accumulated retained earnings of $0.3 million.

4. Acquisition

On May 8, 2015, Holdings, a wholly-owned subsidiary of Topco, acquired approximately 94% of the outstanding interests of the Company, with Topco acquiring the remaining 6% of the outstanding membership interests of the Company (the “Acquisition”). The purchase price was $396.4 million, which consisted of $386.3 million of cash consideration and $10.1 million of noncash consideration in the form of an equity rollover by management owners of the Predecessor entity. The Acquisition was funded through an equity contribution by Holdings and Topco and borrowings under the Company’s term loan agreement (see Note 9).

The Acquisition resulted in a new basis of accounting for Holdings, and in accordance with the Company’s election to apply pushdown accounting, the impact of the Acquisition has been recognized in the Successor periods of the Company’s consolidated financial statements. The following table summarizes the final allocation of the $396.4 million purchase price to the assets acquired and liabilities assumed (in thousands):

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

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Acquisition occurred on February 1, 2015 (in thousands):

For the Year Ended January 30, 2016
Net sales	$562,015
Net income (loss)	$20,751

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following (in thousands):

	February 3, 2018	January 28, 2017
Prepaid rent	$5,285	$5,575
Prepaid catalog costs	3,551	3,608
Prepaid store supplies	2,133	2,032
Prepaid shipping	4,000	—
Other prepaid expenses	4,147	3,811
Other current assets	2,050	3,533
Total prepaid expenses and other current assets	$21,166	$18,559

6. Goodwill and Other Intangible Assets

Goodwill

The following table shows changes in the carrying amount of goodwill for the 2017 and 2016 periods (in thousands):

Balance at January 30, 2016	$196,572
Post measurement period tax adjustments	454
Balance at January 28, 2017	197,026
Balance at February 3, 2018	$197,026

During 2017, the Company performed a step zero impairment analysis and determined goodwill and indefinite-lived intangibles were not impaired based on a qualitative analysis. During 2016, the Company identified deferred tax liabilities that should have been recorded on the acquisition date; as these were considered immaterial, the Company recognized these liabilities in the 2016 period.

Intangible Assets

A summary of intangible assets as of February 3, 2018 and January 28, 2017 is as follows (in thousands):

	Weighted Average	February 3, 2018			January 28, 2017
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name	N/A	$58,100	$—	$58,100	$58,100	$—	$58,100
Definite-lived:
Customer Relationships	13.2	134,200	(43,339)	90,861	134,200	(28,817)	105,383
Total Intangible Assets		$192,300	$(43,339)	$148,961	$192,300	$(28,817)	$163,483

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

Total amortization expense for these amortizable intangible assets was $14.5 million, $16.5 million, $12.3 million and $1.8 million for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively. The Company did not recognize any impairment charges related to definite and indefinite-lived intangible assets during the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands).

Fiscal Year	Estimated Amortization Expense
2018	$12,784
2019	11,263
2020	10,015
2021	9,005
2022	8,094
Thereafter	39,700
Total	$90,861

7. Property and Equipment

Property and equipment at February 3, 2018 and January 28, 2017 consist of the following (in thousands):

	February 3, 2018	January 28, 2017
Leasehold improvements	$85,012	$67,966
Furniture, fixtures and equipment	42,132	35,765
Computer hardware and software	31,290	25,679
Total property and equipment, gross	158,434	129,410
Accumulated depreciation	(57,689)	(36,619)
	100,745	92,791
Construction in progress	17,675	9,531
Property and equipment, net	$118,420	$102,322

Construction in progress is primarily comprised of leasehold improvements, furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain computer software. Capitalized software, subject to amortization, included in property and equipment at February 3, 2018 and January 28, 2017 had a cost basis of approximately $22.1 million and $18.7 million, respectively, and accumulated amortization of $9.0 million and $5.7 million, respectively.

Total depreciation expense was $21.1 million, $20.4 million, $17.0 million and $3.5 million, for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively.

During 2017, the Company recorded impairment charges of $2.2 million associated with the assets of underperforming retail locations. The impairment charge was calculated using a discounted cash flow model and was recorded in selling, general and administrative in the Company’s consolidated statement of operations and comprehensive income (loss).  During the 2016, 2015 Successor and 2015 Predecessor periods, the Company did not record any impairment charges associated with property and equipment.

The Company capitalized interest in connection with construction in progress of $0.6 million, $0.5 million, $0.4 million and $0.1 million for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	February 3, 2018	January 28, 2017
Accrued payroll and benefits	$9,052	$10,387
Accrued returns reserve	7,663	6,883
Gift certificates redeemable	6,466	6,109
Accrued professional fees	2,186	4,681
Taxes, other than income taxes	3,928	2,950
Accrued occupancy	3,647	2,546
Other	15,817	12,565
Total accrued expenses and other current liabilities	$48,759	$46,121

The following table reflects the changes in the accrued returns reserve for the 2017, 2016, 2015 Successor and 2015 Predecessor periods (in thousands):

Accrued returns reserve	Beginning of Period	Charged to Expenses	Deductions	End of Period
Period from February 1, 2015 to May 7, 2015 (Predecessor)	$4,929	$21,282	$(20,051)	$6,160
Period from May 8, 2015 to January 30, 2016 (Successor)	6,160	64,696	(64,424)	6,432
Fiscal Year Ended January 28, 2017 (Successor)	6,432	112,739	(112,288)	6,883
Fiscal Year Ended February 3, 2018 (Successor)	6,883	131,322	(130,542)	7,663

9. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	February 3, 2018	January 28, 2017
Term loan	$248,176	$275,975
Discount on debt and debt issuance costs	(6,496)	(8,736)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$238,881	$264,440

On June 1, 2017, the Company made a voluntary prepayment of $20.2 million, including accrued interest, on the Term Loan. On December 15, 2017, the Company repurchased and retired $5.0 million of debt on the open market at 98% of par value, with a gain of $0.1 million recorded in interest expense in the Company’s consolidated statement of operations and comprehensive income (loss).

The Company recorded interest expense of $19.3 million, $18.7 million, $11.9 million, and $4.6 million, in the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively.

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

On May 27, 2016, the Company entered into an agreement to amend (the “Term Loan Amendment”) our Term Loan Agreement to borrow an additional $40.0 million in additional loans to permit certain dividends and to make certain adjustments to the financial covenant. The other terms and conditions of the Term Loan remained substantially unchanged.

Current borrowings under the Term Loan Agreement accrue interest at a rate equal to LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, and are payable on a quarterly basis. The rate per annum was 6.04 - 6.78% in fiscal year 2017 and 6.00% throughout fiscal year 2016 and the 2015 Successor period. Repayments of $0.7 million are payable quarterly, beginning on October 31, 2015 and continuing until maturity on May 8, 2022, when the remaining outstanding principal balance of $236.3 million is due.

The Company incurred $11.3 million of debt issuance costs in connection with the Term Loan Agreement and Term Loan Amendment. These fees are presented as a direct deduction from the carrying amount of the long-term debt on the consolidated balance sheet. During 2017 and 2016, $2.2 million and $1.7 million of the debt issuance cost was amortized to interest expense, respectively.

Borrowings under the Term Loan Agreement are collateralized by all of the assets of the Company. In connection with the Term Loan Agreement, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans, or modify its organizational documents. As of February 3, 2018 and January 28, 2017, the Company was in compliance with all financial covenants.

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

During the fiscal year ended February 3, 2018 and January 28, 2017, there were no amounts drawn or outstanding under the ABL Facility. Based on the terms of the agreement and the reduction for the letters of credit, the Company’s available borrowing capacity under the ABL Facility as of February 3, 2018 and January 28, 2017 was $38.4 million and $37.9 million, respectively.

The Company incurred $1.1 million of debt issuance costs in connection with the related ABL Facility, which were capitalized and are included in other assets on the consolidated balance sheet. In 2017 and 2016, $0.3 million and $0.2 million of the debt issuance cost were amortized to interest expense, respectively.

Borrowings under the ABL Facility are collateralized by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans or modify its organizational documents. As of February 3, 2018 and January 28, 2017, the Company was in compliance with all financial covenants.

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

Letters of Credit

As of February 3, 2018 and January 28, 2017, there were outstanding letters of credit of $1.6 million and $2.1 million, respectively, which reduced the availability under the ABL Facility. As of February 3, 2018, the maximum commitment for letters of credit was $10.0 million. Letters of credit accrue interest at a rate equal to revolving loans maintained as Base Rate loans under the ABL facility. In addition, a 2% interest surcharge will be imposed during events of default. The Company primarily used letters of credit to secure payment of workers’ compensation claims. Letters of credit are generally obtained for a one year term and automatically renew annually, and would only be drawn upon if the Company fails to comply with its contractual obligations.

Payments of Debt Obligations Due by Period

As of February 3, 2018, minimum future principal amounts payable under the Company’s Term Loan Agreement are as follows (in thousands):

Fiscal Year
2018	$2,799
2019	2,799
2020	2,799
2021	2,799
2022	236,980
Thereafter	-
Total	$248,176

Predecessor Debt

Prior to the Acquisition on May 8, 2015, the Company had a term loan facility, a revolving credit facility and a subordinated debt facility. In conjunction with the Acquisition (see Note 4), these facilities were settled and the agreements were terminated. Certain prepayment penalties and fees of $2.9 million related to the settlement of these facilities are not reflected in either the Predecessor or Successor consolidated statements of operation and comprehensive income (loss) periods, but instead are presented “on the black line.” These terminated facility agreements are discussed below.

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

The asset-based revolving credit facility agreement also required the quarterly payment, in arrears, of a commitment fee of 0.5% per annum of the average daily unused portion of the facility as well as a fee on the balance of the outstanding letters of credit. As of January 31, 2015 (Predecessor), there were no amounts outstanding under the asset-based revolving credit facility agreement. Based on the terms of the agreement, the Predecessor’s available borrowing capacity under the asset-based revolving credit facility agreement as of January 31, 2015 (Predecessor) was $36.7 million.

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

10. Variable Interest Entities

During the Predecessor periods the Company maintained several financing facilities with third-party financing companies, including JJ Lease Funding Corp., JJ AB Funding Corp. and JJ Mezz Funding Corp. The financing facilities were independent special purpose entities established for the sole purpose of obtaining financing for the benefit and at the direction of the Company. Each of these facilities was deemed a VIE, for which the Company was determined to be the primary beneficiary. Each of these VIEs was consolidated within the Company’s financial statements for the 2015 Predecessor period.

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

The Company’s lease financing arrangement with JJ Lease Funding Corp. was funded through a term loan agreement between JJ Lease Funding Corp. and a commercial lender. The terms of the term loan agreement were structured such that the aggregated payments due under the lease financing arrangement would equal the principal and interest due under the term loan. When the term loan is repaid in full, the ownership of the assets would be reverted back to the Company. JJ Lease Funding Corp. does not have any other assets or liabilities or income and expense other than those associated with the term loan and the sale leaseback arrangement. Under the terms of the lease financing arrangement, the Company’s obligations are limited to amounts due to JJ Lease Funding Corp. and the Company has no obligations under the term loan facility. The Company determined that it was the primary beneficiary of JJ Lease Funding Corp. due to i) the establishment of JJ Lease Funding Corp. being for the sole purpose of effecting the lease financing arrangement at the direction of the Company and ii) the Company absorbing any potential variability related to the term loan based on its payment terms equaling the payment terms of the lease financing arrangement.

During the 2015 Predecessor period, the Company consolidated $1.6 million in interest expense related to the term loan as interest expense within its consolidated statements of operations and comprehensive income (loss).

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

During the 2015 Predecessor period, the Company consolidated $0.3 million in interest expense related to the revolving credit facility as interest expense within its consolidated statements of operations and comprehensive income (loss).

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

JJ Mezz Funding Corp. does not have any other assets or liabilities or income and expense other than those associated with the subordinated debt facility and commodities purchase financing arrangement. Under the terms of the commodities purchase financing arrangement, the Company’s obligations were limited to amounts due to JJ Mezz Funding Corp. and the Company had no obligations under the subordinated debt facility. The Company determined that it was the primary beneficiary of JJ Mezz Funding Corp. due to i) the establishment of JJ Mezz Funding Corp. being for the sole purpose of effecting the commodities purchase financing arrangement at the direction of the Company and ii) the Company absorbing any potential variability related to the subordinated debt facility based on its payment terms equaling the payment terms of the commodities purchase financing arrangement.

During the 2015 Predecessor period, the Company consolidated $2.7 million in interest expense related to the subordinated debt facility as interest expense within its consolidated statements of operations and comprehensive income (loss).

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

The original lease terms under existing arrangements range from 1-20 years and may or may not include renewal options, rent escalation clauses, and/or landlord leasehold improvement incentives. In the case of operating leases with rent escalation clauses, the payment escalations are accrued and the rent expense is recognized on a straight-line basis over the lease term. The Company recorded a deferred lease liability of $9.5 million and $6.5 million as of February 3, 2018 and January 28, 2017, respectively. In certain instances, the Company also receives allowances for its store leases, which it accrues and amortizes ratably over the life of the lease. The Company maintained a tenant improvement incentive liability of $17.3 million and $11.3 million as of February 3, 2018 and January 28, 2017, respectively.

The following table summarizes future minimum rental payments required under all non-cancelable operating lease obligations as of February 3, 2018 (in thousands):

Fiscal Year
2018	$46,406
2019	42,204
2020	40,122
2021	38,355
2022	34,322
Thereafter	122,046
Total	$323,455

Total rental expense was $60.2 million, $55.6 million, $36.2 million and $12.7 million for the 2017, 2016, 2015 Successor and 2015 Predecessor periods, respectively, exclusive of contingent rental expense recorded of  $2.2 million, $2.2 million, $1.8 million and $0.5 million for the same respective periods.

Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs sought compensation for losses they incurred since purchasing the stock.  Following the filing of this lawsuit, two additional, similar actions were brought in the same court. The three matters were eventually consolidated, and a lead plaintiff was appointed by the court. On March 9, 2018, an amended complaint was filed. The Company has not yet filed a responsive pleading in the matter, entitled The Pension Trust v. J.Jill, Inc., et al., and no material amount has been accrued. The Company believes the claims in the case are without merit and intends to defend the matter vigorously.

We are not presently party to any other legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

Concentration Risk

An adverse change in the Company’s relationships with its key suppliers, or loss of the supply of one of the Company’s key products for any reason, could have a material effect on the business and results of operations of the Company. One supplier accounted for approximately 15.5% of the Company’s purchases during 2017.

Other Commitments

In addition to the lease commitments disclosed above, the Company enters into other cancelable and noncancelable commitments. Typically, these commitments are for less than one year in duration and are principally for the procurement of inventory. Preliminary commitments with the Company’s merchandise vendors are made approximately six months in advance of the planned receipt date. The Company had outstanding purchase commitments of $128.0 million as of February 3, 2018.

12. Other Liabilities

Other liabilities include the following (in thousands):

	February 3, 2018	January 28, 2017
Deferred rent	$9,521	$6,493
Deferred lease credits	15,064	9,878
Unfavorable leasehold interests	1,809	2,411
Other	1,183	1,350
Total other liabilities	$27,577	$20,132

13. Preferred Capital and Shareholders’ Equity

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

Upon the closing of the IPO on March 14, 2017, Topco completed a distribution of J.Jill, Inc. common stock to its partners that held vested and unvested common interests in accordance with its limited partnership agreement. The shares of J.Jill, Inc. common stock distributed in respect of unvested common interests became restricted J.Jill, Inc. common stock, subject to the original vesting terms of such common interests. Holders of vested and unvested common interests received a pro-rata distribution of vested and unvested J.Jill, Inc. common stock, equal to their fair value of common interests immediately prior to the distribution, resulting in no incremental fair value.

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

Liquidation Preferences

As defined within the Predecessor LLC Agreements, if the Predecessor were liquidated, dissolved or wound-up, the holder of the Preferred Capital would have been entitled to their return of capital in preference of holders of Class A and Class B Units, while Common Unit holders would have been entitled to any remaining liquidating distributions. The holder of the Preferred Capital was entitled to all liquidating distributions paid by the Predecessor until such payments equal the aggregate original issuance price paid of $72.8 million.

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

14. Income Taxes

The provision for income taxes for the 2017, 2016, 2015 Successor and 2015 Predecessor periods consists of the following (in thousands):

	Successor			Predecessor
	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period May 8, 2015 to January 30, 2016	For the Period February 1, 2015 to May 7, 2015
Current
U.S. Federal	$17,510	$17,442	$8,052	$1,957
State and local	4,299	3,686	1,533	503
Total current	21,809	21,128	9,585	2,460
Deferred tax benefit
U.S. Federal	(28,374)	(3,663)	(6,212)	(793)
State and local	1,126	(796)	(1,051)	(168)
Total deferred tax benefit	(27,248)	(4,459)	(7,263)	(961)
Total income tax (benefit) provision	$(5,439)	$16,669	$2,322	$1,499

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows for the periods presented:

	Successor			Predecessor
	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period May 8, 2015 to January 30, 2016	For the Period February 1, 2015 to May 7, 2015
Federal statutory income tax rate	33.8%	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	4.7%	4.6%	0.9%	(39.9)%
Tax rate changes	(48.3)%	—	—	—
Acquisition-related costs	1.2%	3.5%	—	(344.5)%
Nondeductible equity-based compensation expense	0.2%	0.5%	0.9%	(38.3)%
Charitable contributions	(1.7)%	—	—	—
Tax return to provision adjustments	(1.2)%	—	—	—
Other	0.4%	(2.7)%	(1.8)%	14.8%
Effective tax rate	(10.9)%	40.9%	35.0%	(372.9)%

The effective tax rate in the 2015 Predecessor period reflects transaction costs related to the Acquisition, which were not deductible for tax purposes.

The components of deferred tax assets (liabilities) were as follows (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets
Accrued expenses	$5,515	$6,612
Start-up costs(a)	759	1,239
Deferred revenue	179	311
Total deferred tax assets	6,453	8,162
Deferred tax liabilities
Inventory	(2,332)	(3,878)
Fixed assets	(12,792)	(18,270)
Intangible assets	(35,864)	(58,372)
Prepaid expenses	(1,728)	(1,153)
Total deferred tax liabilities	(52,716)	(81,673)
Net deferred tax liabilities	$(46,263)	$(73,511)

(a)

For fiscal year ended February 3, 2018 and January 28, 2017, the deferred tax asset for Section 195 costs related to the Acquisition have been separately stated as start-up costs.  The fiscal year ended January 28, 2017 start-up costs were previously presented in the accrued expenses line item.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (TCJA) legislation was signed.  The new U.S. tax legislation is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% (effective January 1, 2018) and a change in certain business deductions, including allowing for immediate expensing of certain qualified capital expenditures. In accordance with U.S. GAAP, which requires the Company to recognize the effects of tax reform in the period of enactment, the Company is required to use a blended U.S. federal tax rate of 33.8% for fiscal 2017. As a result of TCJA, the Company recognized a tax benefit of $24.0 million related to the remeasurement of deferred tax assets and liabilities. After the remeasurement, the Company’s deferred tax liability, net of deferred tax assets, was $46.3 million at February 3, 2018 compared to $73.5 million at January 28, 2017. There are no other tax law changes resulting from TCJA that are expected to have a significant impact on the Company’s consolidated financial statements.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company believes the tax benefit of $24.0 million recorded in the fourth quarter of fiscal 2017, is a reasonable estimate of tax benefit related to TCJA based on the information available at this time. The Company has not completed its process to determine the final impact of TCJA. The final impact may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions that the Company has made and the issuance of additional regulatory and other guidance. Further, any required adjustment would be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SAB 118. Although no material changes are anticipated, the Company expects to complete the analysis within the measurement period in accordance with SAB 118.

The Company had no federal or state tax credit carryforwards as of February 3, 2018 and January 28, 2017 and had no federal and an immaterial amount of state net operating loss carryforwards for the same respective periods.

The Company has considered the need for a valuation allowance based on the more likely than not criterion. In determining the need for a valuation allowance, management makes assumptions and applies judgment, including forecasting future earnings and considering the reversals of existing deferred tax liabilities. Based on this analysis, management determined that no valuation allowance was required. The Company performed an analysis of its current and historical tax positions and determined that no material uncertain tax positions exist. Therefore, there is no liability for uncertain tax positions as of February 3, 2018 and January 28, 2017.

The Company’s income tax returns are periodically examined by the Internal Revenue Service (the “IRS”).  The IRS recently completed an exam of the 2015 Successor period. On December 12, 2017, at the conclusion of the examination, the Company received a Revenue Agent’s Report, proposing an increase to our U.S. taxable income which resulted in an additional federal tax payment of $1.1 million, subject to interest. The federal tax payment was offset by a deferred tax asset. The Company agrees with the proposed adjustments and has settled through payment of the assessment on January 31, 2018. In prior years, the IRS completed an examination of the fiscal year 2013 income tax return, without adjustment. For federal and state income tax purposes, the Company’s tax years remain open under statute from fiscal year 2014 to the present.

J.Jill, Inc. is the parent entity required to file the consolidated income tax return for federal purposes and several state jurisdictions, which include subsidiary entities, Jill Acquisition LLC and J.Jill Gift Card Solutions, Inc. The Company has allocated its share of the parent entity’s federal and combined state income tax accrual, or benefit, in accordance with an intercompany tax allocation policy, which is based on the separate return method.

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

The following table summarizes the computation of basic and diluted net income (loss) per common unit for the 2017, 2016, 2015 Successor and 2015 Predecessor periods (in thousands, except share and per share data):

	Successor			Predecessor
	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period May 8, 2015 to January 30, 2016	For the Period February 1, 2015 to May 7, 2015
Numerator
Net income (loss) attributable to common shareholders:	$55,365	$24,075	$(4,254)	$(1,901)
Denominator
Weighted average number of common shares outstanding, basic:	41,926,157	43,747,944	43,747,944	43,747,944
Dilutive effect of restricted shares	1,645,589	—	—	—
Weighted average number of common shares outstanding, diluted:	43,571,746	43,747,944	43,747,944	43,747,944
Net income (loss) per common share attributable to common shareholders, basic:	$1.32	$0.55	$(0.10)	$(0.04)
Net income (loss) per common share attributable to common shareholders, diluted:	$1.27	$0.55	$(0.10)	$(0.04)

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an anti-dilutive effect. There were 318,875 such awards excluded for the 2017 period. There were no awards excluded for the 2016, 2015 Successor and 2015 Predecessor periods.

Predecessor

Given the liquidation preferences and distribution terms as described in Note 13, the Preferred Capital, Class A Units and Class B Units have been excluded from the calculation of earnings per unit as any non-liquidating distributions to each of these equity holders were limited to each equity holder’s return of capital. During the 2015 Predecessor period there were no non-liquidating distributions approved by the Predecessor’s board of managers.

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

The Plan allowed Topco to grant up to 32,683,677 of its Class A Common Interests. As of February 3, 2018, there were no Common Interests authorized and available for future issuance. Topco did not grant any Common Interests to nonemployees.

During 2016, Topco repurchased 234,652 units and 1,122,978 units were forfeited during the same period. There were no units repurchased or forfeited during 2017.

During 2017, at the time of the IPO, the total issued unvested Common Interests under the Plan were converted to 2,385,001 restricted share awards (“RSAs”) under the Plan. The RSA terms are the same as the Common Interests. During 2017, there were no repurchased or forfeited RSAs.

In conjunction with the IPO, on March 9, 2017, the Company established the J.Jill, Inc. Omnibus Equity Incentive Plan (the “2017 Plan”), which reserves common stock for issuance upon exercise of options, or in respect of granted awards. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the authority to determine the type, size and terms and conditions of awards to be granted and to grant such awards.

During 2017, the Committee granted restricted stock units (“RSUs”) under the 2017 Plan, which generally vest one year from grant date. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair market value of RSUs is determined based on the market price of the Company’s shares on the date of grant.

The following table summarizes restricted stock activity during 2017, 2016 and the 2015 Successor period:

	Number of Units	Weighted Average Grant Date Fair Value
Units outstanding at May 8, 2015	—	$—
Granted	20,535,403	0.07
Vested	(2,402,837)	0.07
Forfeited	—	—
Unvested units outstanding at January 30, 2016	18,132,566	0.07
Granted	3,126,954	0.24
Vested	(4,056,798)	0.07
Forfeited	(1,122,978)	0.07
Unvested units outstanding at January 28, 2017	16,079,744	0.10
Converted Common Interests	(16,079,744)	0.10
RSAs issued from Common Interests	2,385,001	0.67
Granted	18,172	12.63
Vested	(635,383)	0.77
Forfeited	—	—
Unvested units outstanding at February 3, 2018	1,767,790	$0.65
The aggregate intrinsic value of Common Interests is calculated as the difference between the price paid, if any, of the Common Interests and its fair value. The aggregate intrinsic value of Common Interests that vested during 2016 was $8.2 million and no Common Interests vested during 2017. As of February 3, 2018, there was $1.2 million of total unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted average service period of 2.5 years.

The 2017 Plan has 2,237,303 shares of common stock reserved for issuance to awards granted by the Committee. As of February 3, 2018, there were an aggregate of 1,939,093 shares authorized and available for future issuance.

During 2017, the Committee granted stock options under the 2017 Plan. Stock options are granted to purchase ordinary shares at prices as determined by the Committee, but in no event shall the exercise price be less than the fair market value of the common stock at the time of grant. Options generally vest in equal installments over a four year period. Options expire not more than 10 years from the date of grant. The grant date fair value of options is recognized as an expense on a straight line basis over the requisite service period, which is generally the vesting period. Forfeitures are recorded as incurred.

The following table summarizes stock option activity during 2017:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Units outstanding at January 28, 2017	—	$—	$—
Granted	280,038	6.05	13.25
Exercised	—	—	—
Forfeited	(14,922)	6.03	13.12
Units outstanding at February 3, 2018	265,116	$6.05	$13.26

As of February 3, 2018, there was $1.3 million of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 3.3 years.

The Company historically has been a private company and lacks certain company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a publicly traded group of peer companies. Due to the lack of relevant historical data, the simplified approach was used to determine the expected term of the options. The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends, and as of February 3, 2018 did not anticipate paying any cash dividends to option holders in the foreseeable future.

The fair values of options are estimated using the Black-Scholes option-pricing model with the following assumptions:

February 3, 2018
Risk-free rate	2.02 - 2.21%
Expected term (in years)	6.25
Expected volatility	43.03 - 44.64%
Expected dividend yield	0.00%

The Company established an Employee Stock Purchase Plan (the “Purchase Plan”) during 2017, under which a maximum of 200,000 shares of common stock may be purchased by eligible employees as defined by the Purchase Plan.

The Purchase Plan provides for one “purchase period” each year, commencing on January 1 of each year and continuing through December 31. Shares are purchased through an accumulation of payroll deductions (no more than 10% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee’s account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares is the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

The fair value of shares purchased under the Purchase Plan are estimated using the Black-Scholes option-pricing model with the following assumptions:

February 3, 2018
Risk-free rate	1.76%
Expected term (in years)	1.00
Expected volatility	41.81%
Expected dividend yield	0.0%

The weighted average grant date fair value of the one year option inherent in the Purchase Plan was approximately $2.50 during 2017.

Equity-based compensation expense for all award types of $0.8 million, $0.6 million and $0.2 million was recorded as a selling, general and administrative expense in the consolidated statement of operations and comprehensive income (loss) during 2017, 2016 and the 2015 Successor periods, respectively.

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

MIUs with a performance-based vesting feature were determined to vest upon the achievement of a specified Threshold Return, as defined by the Plan. The Company reviewed the likelihood of achieving the Threshold Return at the end of each reporting period. During the 2015 Predecessor period, the Company determined that the likelihood of achieving the Threshold Return was not probable, and therefore no compensation expense was recognized related to the MIUs with performance-based vesting features. As of January 31, 2015 (Predecessor), there were 45,450 performance-based vesting units outstanding and unvested.

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

As of January 31, 2015 (Predecessor), 36,113 time vesting units were vested and 9,431 time vesting units were unvested. The following table summarizes the MIU activity of the time vesting units during the 2015 Predecessor period:

Number of Units
Unvested units outstanding, January 31, 2015	9,431
Granted	-
Vested	(3,403)
Forfeited	-
Unvested units outstanding, May 7, 2015	6,028

The aggregate intrinsic value of MIUs as of January 31, 2015 that vested during the period was $2.2 million. The aggregate intrinsic value of the unvested time and performance units was $9.9 million as of January 31, 2015. Compensation expense of $0.4 million was recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the 2015 Predecessor period. The intrinsic value of MIUs was $7.3 million as of January 31, 2015 (Predecessor).

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

17. Related Party Transactions

As part of the Acquisition (see Note 4), TowerBrook, an affiliate of Topco, has performed and will continue to perform management support advisory services, planning and finance services for the Company. Under the terms of the services agreement with TowerBrook, effective May 8, 2015, Holdings paid an upfront lump sum fee of $4.0 million. TowerBrook was also eligible to earn a fee of up to 1% of the Transaction Value at completion of: (i) a sale of all or substantially all of the assets of the Company; or (ii) the sale of a majority of the outstanding voting equity interests of the Company or entity of which the Company is a direct and wholly-owned subsidiary; or (iii) an underwritten public offering and sale of equity securities of the Company or any beneficiary affiliate (“Exit”). The Company also agreed to pay and reimburse reasonable out of pocket expenses. The agreement term is continuous and terminates only upon a complete equity Exit by TowerBrook and its affiliates, mutual written consent, unilateral consent by TowerBrook, or by the Company upon a willful material breach of the agreement that is not cured within 30 days of written notice. In conjunction with the IPO in March 2017, the advisory services agreement was terminated.

For the 2017 period, the Company incurred an immaterial amount of out-of-pocket expenses. Related party expenses are included in operating expenses in the 2017 consolidated statements of operations and comprehensive income (loss).

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

For the 2015 Predecessor period, the Company incurred management fees and out of pocket expenses of $1.0 million, which are included in operating expenses in the accompanying Predecessor consolidated statements of operations and comprehensive income (loss).

In connection with a refinancing, the Company entered into a subordinated, unsecured $30.0 million debt facility with an affiliate of a minority equity holder of the Company. A total amount of $40.9 million was paid in connection with the Acquisition, including principal and accrued interest, to settle all remaining obligations under this credit facility.

18. Subsequent Events

On March 15, 2018, the Company announced the retirement of President, CEO and Director, Paula Bennett effective April 14, 2018, after serving over 10 years in the role. Ms. Bennett will be succeeded by Linda Heasley, who currently serves on the Board of Directors of J.Jill, Inc., effective April 15, 2018.

19. Quarterly Financial Data (unaudited)

The following table sets forth our historical consolidated statements of income for each of the eight fiscal quarters through the year ended February 3, 2018. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements, consisting of only normal recurring adjustments that we consider necessary to fairly present the financial information for the fiscal quarters presented below.

	Fiscal Year 2016				Fiscal Year 2017
	Thirteen weeks ended				Thirteen weeks ended
	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
(in thousands, unaudited)
Net sales	$147,665	$165,035	$159,439	$166,917	$166,126	$181,372	$161,975	$188,672
Costs of goods sold	46,159	52,179	51,335	61,444	50,518	58,724	53,479	71,344
Gross profit	101,506	112,856	108,104	105,473	115,608	122,648	108,496	117,328
Selling, general and administrative expenses	87,072	94,173	92,637	94,643	97,033	97,011	95,240	105,609
Operating income	14,434	18,683	15,467	10,830	18,575	25,637	13,256	11,719
Interest expense	4,112	4,674	4,844	5,040	4,945	5,084	4,496	4,736
Income (loss) before provision (benefit) for income taxes	10,322	14,009	10,623	5,790	13,630	20,553	8,760	6,983
Income tax provision (benefit)	4,249	5,860	2,815	3,745	5,603	8,557	2,766	(22,365)
Net income (loss)	$6,073	$8,149	$7,808	$2,045	$8,027	$11,996	$5,994	$29,348
Net income (loss) per common share attributable to common shareholders:
Basic	$0.14	$0.19	$0.18	$0.05	$0.19	$0.29	$0.14	$0.70
Diluted	$0.14	$0.19	$0.18	$0.05	$0.18	$0.28	$0.14	$0.67
Weighted average number of common shares outstanding:
Basic	43,747,944	43,747,944	43,747,944	43,747,944	42,518,143	41,549,825	41,731,765	41,906,414
Diluted	43,747,944	43,747,944	43,747,944	43,747,944	43,680,485	43,554,275	43,554,000	43,499,744