Form 10-Q
period 2018-05-05
J.Jill, Inc.
filed 2018-06-14
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

As of June 14, 2018, the registrant had 43,762,392 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 5, 2018	February 3, 2018
Assets
Current assets:
Cash	$28,663	$25,978
Accounts receivable	9,087	4,733
Inventories, net	77,503	80,591
Prepaid expenses and other current assets	21,560	21,166
Total current assets	136,813	132,468
Property and equipment, net	113,348	118,420
Intangible assets, net	145,765	148,961
Goodwill	197,026	197,026
Other assets	620	682
Total assets	$593,572	$597,557
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,308	$53,962
Accrued expenses and other current liabilities	55,582	48,759
Current portion of long-term debt	2,799	2,799
Total current liabilities	91,689	105,520
Long-term debt, net of discount and current portion	238,523	238,881
Deferred income taxes	44,294	46,263
Other liabilities	28,019	27,577
Total liabilities	402,525	418,241
Commitments and contingencies (see Note 9)
Shareholders’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 43,759,200 and 43,752,790 shares issued and outstanding at May 5, 2018 and February 3, 2018, respectively	438	437
Additional paid-in capital	118,153	117,393
Accumulated earnings	72,456	61,486
Total shareholders’ equity	191,047	179,316
Total liabilities and shareholders’ equity	$593,572	$597,557

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	$181,541	$166,126
Costs of goods sold	61,200	50,518
Gross profit	120,341	115,608
Selling, general and administrative expenses	100,294	97,033
Operating income	20,047	18,575
Interest expense	4,817	4,945
Income before provision for income taxes	15,230	13,630
Provision for income taxes	3,972	5,603
Net income and total comprehensive income	$11,258	$8,027
Net income per common share attributable to common shareholders:
Basic	$0.27	$0.19
Diluted	$0.26	$0.18
Weighted average number of common shares outstanding:
Basic	42,216,331	42,518,143
Diluted	43,407,414	43,680,485

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 3, 2018	43,752,790	$437	$117,393	$61,486	$179,316
Adoption of ASU 2014-09(1)	—	—	—	(288)	(288)
Vesting of restricted stock units	6,410	1	—	—	1
Equity-based compensation	—	—	760	—	760
Net income	—	—	—	11,258	11,258
Balance, May 5, 2018	43,759,200	$438	$118,153	$72,456	$191,047

(1) See Note 2 for additional detail regarding the adoption of new accounting standards.

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net income	$11,258	$8,027
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,357	8,793
Loss on disposal of fixed assets	12	2
Noncash amortization of deferred financing and debt discount costs	396	667
Equity-based compensation	760	24
Deferred rent liability	(46)	249
Deferred income taxes	(1,867)	(624)
Changes in operating assets and liabilities:
Accounts receivable	(4,355)	(6,606)
Inventories	3,088	(6,942)
Prepaid expenses and other current assets	(1,465)	(495)
Accounts payable	(20,481)	(380)
Accrued expenses	8,271	1,261
Other noncurrent assets and liabilities	607	3,011
Net cash provided by operating activities	5,535	6,987
Investing activities:
Purchases of property and equipment	(2,150)	(4,423)
Net cash used in investing activities	(2,150)	(4,423)
Financing activities:
Repayments on long-term debt	(700)	(700)
Net cash used in financing activities	(700)	(700)
Net change in cash	2,685	1,864
Cash:
Beginning of Period	25,978	13,468
End of Period	$28,663	$15,332

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc.,“J.Jill” or the “Company”, is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, relaxed, inspired style that reflects the confidence and comfort of a woman with a rich, full life. J.Jill provides guiding service through more than 270 stores nationwide and a robust e-commerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 3, 2018 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended May 5, 2018 are not necessarily indicative of future results or results to be expected for the full year ending February 2, 2019. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended February 3, 2018.

Significant changes to our accounting policies as a result of adopting Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606) are discussed below in “Significant Accounting Policies Update” and Note 3.

Recently Adopted Accounting Policies

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605 – Revenue Recognition. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. The Company adopted ASU 2014-09 and related amendments, collectively known as Accounting Standards Codification 606 (“Topic 606”) as of February 4, 2018 on a modified retrospective basis. See “Significant Accounting Policies Update” and Note 3 for a discussion of our updated policies related to revenue recognition and disclosures related to the impact of this standard.

In October 2016 the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity would recognize the current and deferred income tax consequences of an intra-entity asset transfer when the transfer occurs. Intra-entity inventory transfers would still be an exception. The provisions of ASU 2016-16 were adopted as of February 4, 2018 under the modified retrospective method with no cumulative-effect adjustment to retained earnings.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard was retrospectively adopted as of February 4, 2018 and did not have an impact on the consolidated statement of cash flows.

Significant Accounting Policies Update

Adoption of ASC Topic 606: Revenue from Contracts with Customers

On February 4, 2018, the Company adopted Topic 606 using the modified retrospective method applied to contracts which were not completed as of February 4, 2018. As part of the adoption of Topic 606, Topic 340-20 – Capitalized Advertising Costs was superseded and therefore, the Company transitioned to ASC 720-35 – Advertising Costs for reporting on costs of advertising. Results for reporting periods beginning after February 4, 2018 are presented under Topic 606 and Topic 720, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605 and Topic 340.

The Company recorded a cumulative reduction to opening retained earnings of $0.3 million. The impact on opening retained earnings was a $0.8 million decrease from the acceleration of prepaid catalog expenses offset by a $0.5 million increase from the recognition of direct revenues previously deferred under Topic 605.

Effective February 4, 2018, the Company changed its consolidated balance sheet presentation for expected sales returns and recorded a $5.0 million return asset and a corresponding increase to the return liability to present our sales reserve gross in accordance with Topic 606. In addition, as of the date of adoption of Topic 606, the Company will present reimbursements of costs of marketing programs related to the private label credit card gross in the consolidated statement of operations with no impact to opening retained earnings.

Revenue Recognition

Revenue is primarily derived from the sale of apparel and accessory merchandise through our retail channel and direct channel, which includes website and catalog phone orders. Revenue also includes shipping and handling fees collected from customers. Topic 606 requires entities to recognize revenue when control of the promised goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  Revenue from our retail channel is recognized at the time of sale and revenue from our direct channel is recognized upon shipment of merchandise to the customer.

The Company has a return policy where merchandise returns will be accepted within 90 days of the original purchase date.  At the time of sale, the Company records an estimated sales reserve for merchandise returns based on historical prior returns experience and expected future returns. The estimated sales reserve is recorded as a return asset (and corresponding adjustment to cost of goods sold) for the cost of inventory and a return liability for the amount to settle the return with a customer (and a corresponding adjustment to revenue). The return asset and return liability are recorded in prepaid expenses and other assets, and accrued expenses and other current liabilities, respectively, in the consolidated balance sheet. The Company collects and remits sales and use taxes in all states in which retail and direct sales occur and taxes are applicable. These taxes are reported on a net basis and are thereby excluded from revenue.

The Company sells gift cards without expiration dates to customers. The Company does not charge administrative fees on unused gift cards. Proceeds from the sale of gift cards are recorded as a contract liability until the customer redeems the gift card or when the likelihood of redemption is remote. Based on historical experience, the Company estimates the value of outstanding gift cards that will ultimately not be redeemed (“gift card breakage”) and will not be escheated under statutory unclaimed property laws. This gift card breakage is recognized as revenue over the time period established by the Company’s historical gift card redemption pattern.

The Company recognizes revenues from shipments to customers before the shipping and handling activities occur and will accrue those related costs. Shipping and handling costs are recorded in selling, general and administrative expenses. There is no change to the Company’s comparative reporting of shipping and handling costs as a result of adopting of Topic 606.

Credit Card Agreement

The Company has an arrangement with a third party to provide a private label credit card to its customers through August 2023, and will automatically renew thereafter for successive two year terms. The Company does not bear the credit risk associated with the private label credit card at any point prior to the termination of the agreement, at which point the Company is obligated to purchase the receivables. If the arrangement is terminated prior to September 7, 2021 and other criteria are met, the Company is obligated to pay a purchase price premium. The potential impact of the purchase obligation cannot be reasonably estimated, and therefore, has not been recorded.

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are received. Royalty payments recognized in the thirteen weeks ended May 5, 2018 and April 29, 2017 were $1.4 million and $1.2 million, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as operating expenses in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Reimbursements for costs of marketing programs of $1.1 million were recognized in the thirteen weeks ended May 5, 2018.

The credit card agreement provides a signing bonus to the Company, which is recognized into revenue over the life of the agreement.

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are considered direct response advertising, which are capitalized as incurred, and expensed when the catalog is mailed to the customer (the first time the advertising occurs). Advertising expenses were $10.1 million and $9.2 million in the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Other advertising costs are recorded as incurred. Other advertising costs recorded were $5.8 million and $4.9 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

3. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties from its licensees. The following table presents revenues disaggregated by revenue source (in thousands):

	For the Thirteen Weeks Ended
	May 5, 2018	April 29, 2017(1)
Retail	$108,031	$95,347
Direct	73,510	70,779
Net revenues	$181,541	$166,126

(1) As previously noted, prior period amounts have not been adjusted under the modified retrospective method.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	May 5, 2018	February 3, 2018
Contract liabilities:
Signing bonus	$753	$788
Unredeemed gift cards	5,279	6,466
Total contract liabilities(1)	$6,032	$7,254

(1) Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short term portion of the signing bonus is included in other liabilities on the Company’s consolidated balance sheet.

In each of the thirteen weeks ended May 5, 2018 and April 29, 2017, the Company recognized into revenue approximately $0.1 million of its unredeemed gift cards that existed at February 3, 2018 and January 28, 2017, respectively.

Performance Obligations

The Company has a remaining performance obligation of $0.8 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2019	Thereafter
Signing bonus	$106	141	$506

This disclosure does not include revenue related to performance obligations from unredeemed gift cards, as substantially all gift cards are redeemed in the first year of issuance.

Practical Expedients and Policy Elections

The Company excludes from its transaction price all amounts collected from customers for sales taxes that are remitted to taxing authorities.

Shipping and handling activities that occur after control of related goods transfers to the customer are accounted for as fulfillment activities rather than assessing these activities as performance obligations.

The Company does not disclose remaining performance obligations that have an expected duration of one year or less.

4. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	May 5, 2018	February 3, 2018
Term Loan	$247,477	$248,176
Discount on debt and debt issuance costs	(6,155)	(6,496)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$238,523	$238,881

The Company was in compliance with all financial covenants as of May 5, 2018.

5. Income Taxes

The Company recorded income tax expense of $4.0 million and $5.6 million during the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. The effective tax rates were 26.1% and 41.1% in the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

The effective tax rate for the thirteen weeks ended May 5, 2018 exceeds the federal statutory rate of 21.0% primarily due to stock compensation, state income taxes and §162(m) officer compensation limitation. The effective tax rate for the thirteen weeks ended April 29, 2017 exceeds the federal statutory rate of 35.0% primarily due to state income taxes and non-deductible IPO related expenses.

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

Staff Accounting Bulletin No. 118 (“SAB 118”), issued by the Securities and Exchange Commission in December 2017, provides the Company with up to one year to finalize accounting for the impacts of TCJA. When the initial accounting for TCJA impacts is incomplete, the Company may include provisional amounts when reasonable estimates can be made. As of February 3, 2018, the Company made a reasonable estimate of its deferred income tax benefit related to the corporate rate change of $24.0 million and estimates to expense qualifying capital expenditures.

In the thirteen weeks ended May 5, 2018, the Company has not recognized any measurement period adjustments. The Company has not completed its process to determine the final impact of TCJA. The final impact may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions that the Company has made and the issuance of additional regulatory and other guidance. Further, any required adjustment would be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SAB 118. Although no material changes are anticipated, the Company expects to complete the analysis within the measurement period in accordance with SAB 118.

6. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Numerator
Net income attributable to common shareholders:	$11,258	$8,027
Denominator
Weighted average number of common shares outstanding, basic:	42,216,331	42,518,143
Dilutive effect of restricted shares	1,191,083	1,162,342
Weighted average number of common shares outstanding, diluted:	43,407,414	43,680,485
Net income per common share attributable to common shareholders, basic:	$0.27	$0.19
Net income per common share attributable to common shareholders, diluted:	$0.26	$0.18

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect. There were 1,122,820 and 83,565 such awards excluded for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

7. Equity-Based Compensation

Compensation expense was $0.8 million and $0.1 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

8. Related Party Transactions

For the thirteen weeks ended May 5, 2018, the Company incurred an immaterial amount of related party transactions. For the thirteen weeks ended April 29, 2017 the Company incurred an immaterial amount of out-of-pocket expenses in relation to the advisory services agreement with a related party. These expenses are included in operating expenses in the accompanying consolidated statements of operations and comprehensive income.

9. Commitments and Contingencies

Operating Lease Agreements

The Company recorded a deferred lease liability of $10.1 million and $9.5 million as of May 5, 2018 and February 3, 2018, respectively. In certain instances, the Company also receives tenant improvement incentives for its store leases, which it accrues and amortizes ratably over the life of the lease. The Company maintained a tenant improvement incentive liability of $17.5 million and $17.3 million as of May 5, 2018 and February 3, 2018, respectively.

Total rental and common area maintenance expense was $15.5 million and $14.4 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, exclusive of contingent rental expense recorded of $0.2 million and $0.4 million for the same respective periods.

Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs sought compensation for losses they incurred since purchasing the stock.  Following the filing of this lawsuit, two additional, similar actions were brought in the same court. The three matters were eventually consolidated, and a lead plaintiff was appointed by the court. On March 9, 2018, an amended complaint captioned The Pension Trust v. J.Jill, Inc., et al. was filed. The Company filed a motion to dismiss on May 14, 2018. The Company believes the claims in the case are without merit and intends to defend the matter vigorously. No material amount has been accrued.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending February 2, 2019 (“Fiscal Year 2018”) and fiscal year ended February 3, 2018 (“Fiscal Year 2017”) are comprised of 52 weeks and 53 weeks, respectively.

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

Our Strategic Initiatives. Our business will continue to have an impact on our results of operations, including our newly re-platformed e-commerce site. Although initiatives of this nature are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating metrics, including GAAP and non-GAAP measures, including the following:

Net sales consists primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through our retail channel and direct channel. Net sales also include shipping and handling fees collected from customers and royalty revenues and marketing reimbursements related to our private label credit card agreement. Revenue from our retail channel is recognized at the time of sale and revenue from our direct channel is recognized upon shipment of merchandise to the customer.

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

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA, which represents net income (loss) plus interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, write-off of property and equipment, and other non-recurring expenses and one-time items. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results.

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

	For the Thirteen Weeks Ended
(in thousands)	May 5, 2018	April 29, 2017
Statements of Operations Data:
Net income	$11,258	$8,027
Interest expense	4,817	4,945
Provision for income taxes	3,972	5,603
Depreciation and amortization	9,357	8,799
Equity-based compensation expense(a)	760	24
Write-off of property and equipment (b)	12	2
Other non-recurring expenses(c)	1,346	3,585
Adjusted EBITDA	$31,522	$30,985
Net sales	$181,541	$166,126
Adjusted EBITDA margin	17.4%	18.7%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.

(b)	Represents net gain or loss on the disposal of fixed assets.
(c)

Represents items management believes are not indicative of ongoing operating performance. For the period ended April 29, 2017, these expenses are primarily composed of legal and professional fees associated with the initial public offering completed March 14, 2017 and our subsequent transition to a public company. For the period ended May 5, 2018, these expenses include costs related to the departure of our previous Chief Executive Officer and the appointment of our current Chief Executive Officer.

Results of Operations

Thirteen weeks ended May 5, 2018 Compared to Thirteen weeks ended April 29, 2017

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended April 29, 2017 to the Thirteen Weeks
(in thousands)	May 5, 2018		April 29, 2017		Ended May 5, 2018
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$181,541	100.0%	$166,126	100.0%	$15,415	9.3%
Costs of goods sold	61,200	33.7%	50,518	30.4%	10,682	21.1%
Gross profit	120,341	66.3%	115,608	69.6%	4,733	4.1%
Selling, general and administrative expenses	100,294	55.2%	97,033	58.4%	3,261	3.4%
Operating income	20,047	11.1%	18,575	11.2%	1,472	7.9%
Interest expense	4,817	2.7%	4,945	3.0%	(128)	(2.6)%
Income before provision for income taxes	15,230	8.4%	13,630	8.2%	1,600	11.7%
Provision for income taxes	3,972	2.2%	5,603	3.4%	(1,631)	(29.1)%
Net income	$11,258	6.2%	$8,027	4.8%	$3,231	40.3%

Net Sales

Net sales for the thirteen weeks ended May 5, 2018 increased $15.4 million, or 9.3%, to $181.5 from $166.1 million for the thirteen weeks ended April 29, 2017.  At the end of those same periods, we operated 273 and 276 retail stores, respectively. The increase in net sales was due to a 2.3% increase in total company comparable sales, driven by an increase in our active customer base. The first quarter of Fiscal Year 2018 also reflects the benefit of a high-volume week in May, that replaced a low volume week in February due to a calendar shift created by the 53rd week in fiscal 2017.

Our retail channel contributed 59.5% of our net sales in the thirteen weeks ended May 5, 2018 and 57.4% in the thirteen weeks ended April 29, 2017. Our direct channel contributed 40.5% of our net sales in the thirteen weeks ended May 5, 2018 and 42.6% in the thirteen weeks ended April 29, 2017.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended May 5, 2018 increased $4.7 million, or 4.1%, to $120.3 from $115.6 million for the thirteen weeks ended April 29, 2017. The increase was primarily due to increased sales.  The gross margin for the thirteen weeks ended May 5, 2018 was 66.3% compared to 69.6% for the thirteen weeks ended April 29, 2017, largely driven by added promotions and markdowns to clear certain goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended May 5, 2018 increased $3.3 million, or 3.4%, to $100.3 from $97.0 million for the thirteen weeks ended April 29, 2017. The increase is related to higher sales related expenses of $1.4 million, including retail payroll, occupancy and direct fulfillment and increased marketing costs of $2.7 million.  There were additional expenses of $0.7 million related to depreciation and amortization and costs associated with investments in technology.  These increases were partially offset by a decrease in net employee compensation which is primarily driven by incentive expense.

As a percentage of net sales, selling, general and administrative expenses were 55.2% for the thirteen weeks ended May 5, 2018 compared to 58.4% for the thirteen weeks ended April 29, 2017.

Interest Expense

Interest expense for the thirteen weeks ended May 5, 2018 decreased $0.1 million, or 2.6%, to $4.8 from $4.9 million for the thirteen weeks ended April 29, 2017.

Provision for Income Taxes

The provision for income taxes was $4.0 for the thirteen weeks ended May 5, 2018 compared to $5.6 million for the thirteen weeks ended April 29, 2017. Our effective tax rates for the same periods were 26.1% and 41.1%, respectively. The decrease in the effective tax rate is primarily due to the new U.S. tax legislation.  The U.S. Tax Cuts and Jobs Act, enacted in December 2017, is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% (effective January 1, 2018) and a change in certain business deductions, including allowing for immediate expensing of certain qualified capital expenditures.

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

Capital expenditures were $2.2 million for the thirteen weeks ended May 5, 2018 compared to $4.4 million for the thirteen weeks ended April 29, 2017.  The decrease in capital expenditures in fiscal year 2018 was due primarily to a decrease in spending on technology projects and stores investments.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	May 5, 2018	April 29, 2017
Net cash provided by operating activities	$5,535	$6,987
Net cash used in investing activities	(2,150)	(4,423)
Net cash used in financing activities	(700)	(700)

Net Cash provided by Operating Activities

Net cash provided by operating activities during the thirteen weeks ended May 5, 2018 was $5.5 million. Key elements of cash provided by operating activities were (i) net income of $11.3 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $8.6 million, primarily driven by depreciation and amortization, deferred income taxes and equity based compensation partially offset by (iii) an increase in net operating assets and liabilities of $14.3 million, primarily driven by cash uses in accounts payable, offset by cash provided by accrued expenses.

Net cash provided by operating activities during the thirteen weeks ended April 29, 2017 was $7.0 million. Key elements of cash provided by operating activities were (i) net income of $8.0 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $9.1 million, primarily driven by depreciation and amortization and deferred income taxes partially offset by (iii) an increase in net operating assets and liabilities and of $10.1 million, primarily driven by cash uses in inventory, accounts receivable, and taxes payable, offset with cash provided by accrued expenses and other non-concurrent assets and liabilities.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirteen weeks ended May 5, 2018 was $2.2 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the thirteen weeks ended April 29, 2017 was $4.4 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during the thirteen weeks ended May 5, 2018 was $0.7 million, which was the scheduled repayment of our term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings LLC, Jill Acquisition LLC, a wholly-owned subsidiary of us, the various leaders party thereto and Jefferies Finance LLC as the administrative agent, as amended on May 27, 2016 by Amendment No. 1 thereto (the “Term Loan”).

Net cash used in financing activities during the thirteen weeks ended April 29, 2017 was $0.7 million, which was the scheduled repayment of our Term Loan.

Dividends

We intend to retain any future earnings for use in the operation and growth of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future.

Credit Facilities

At May 5, 2018 and February 3, 2018 there were no loan amounts outstanding under the ABL Facility. At those same dates, we had outstanding letters of credit in the amounts of $1.6 million and our maximum additional borrowing capacity was $38.4 million.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended May 5, 2018, there were no material changes in the contractual obligations as of February 3, 2018.

Contingencies

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs sought compensation for losses they incurred since purchasing the stock.  Following the filing of this lawsuit, two additional, similar actions were brought in the same court. The three matters were eventually consolidated, and a lead plaintiff was appointed by the court. On March 9, 2018, an amended complaint captioned The Pension Trust v. J.Jill, Inc., et al. was filed. The Company filed a motion to dismiss on May 14, 2018. The Company believes the claims in the case are without merit and intends to defend the matter vigorously. No material amount has been accrued.

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

Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K, except for the effects of the adoption of ASC 606 – Revenue from Contracts with Customers. Refer to Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, under header, “Significant Accounting Policies Update” for the effects and disclosures of adoption.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, for recently adopted accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the year ended February 3, 2018 and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of May 5, 2018, there was no outstanding balance under the ABL Facility, and $1.6 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.4 million and the amount outstanding under the Term Loan had decreased to $247.5 million as a result of the scheduled repayments. We currently do not engage in any interest rate hedging activity. Based on the interest rate on the ABL Facility at May 5, 2018, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.3 million during Fiscal Year 2018.

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

Changes to Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended May 5, 2018 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs sought compensation for losses they incurred since purchasing the stock.  Following the filing of this lawsuit, two additional, similar actions were brought in the same court. The three matters were eventually consolidated, and a lead plaintiff was appointed by the court. On March 9, 2018, an amended complaint captioned The Pension Trust v. J.Jill, Inc., et al. was filed. The Company filed a motion to dismiss on May 14, 2018. The Company believes the claims in the case are without merit and intends to defend the matter vigorously. No material amount has been accrued.

We are not presently party to any other legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.  However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

J.Jill, Inc.

Date: June 14, 2018	By:	/s/ Linda Heasley
Linda Heasley
Chief Executive Officer and Director

Date: June 14, 2018	By:	/s/ David Biese
David Biese
Executive Vice President, Chief Financial and Operating Officer