Form 10-Q
period 2018-08-04
J.Jill, Inc.
filed 2018-09-18
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 18, 2018, the registrant had 43,747,757 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	August 4, 2018	February 3, 2018
Assets
Current assets:
Cash	$62,035	$25,978
Accounts receivable	5,107	4,733
Inventories, net	61,591	80,591
Prepaid expenses and other current assets	22,466	21,166
Total current assets	151,199	132,468
Property and equipment, net	113,063	118,420
Intangible assets, net	142,569	148,961
Goodwill	197,026	197,026
Other assets	558	682
Total assets	$604,415	$597,557
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,128	$53,962
Accrued expenses and other current liabilities	45,717	48,759
Current portion of long-term debt	2,799	2,799
Total current liabilities	91,644	105,520
Long-term debt, net of discount and current portion	238,165	238,881
Deferred income taxes	43,107	46,263
Other liabilities	28,885	27,577
Total liabilities	401,801	418,241
Commitments and contingencies (see Note 9)
Shareholders’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 43,744,033 and 43,752,790 shares issued and outstanding at August 4, 2018 and February 3, 2018, respectively	437	437
Additional paid-in capital	119,236	117,393
Accumulated earnings	82,941	61,486
Total shareholders’ equity	202,614	179,316
Total liabilities and shareholders’ equity	$604,415	$597,557

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$179,713	$181,372	$361,254	$347,498
Costs of goods sold	63,058	58,724	124,258	109,242
Gross profit	116,655	122,648	236,996	238,256
Selling, general and administrative expenses	97,365	97,011	197,659	194,044
Operating income	19,290	25,637	39,337	44,212
Interest expense, net	4,853	5,084	9,670	10,029
Income before provision for income taxes	14,437	20,553	29,667	34,183
Provision for income taxes	3,952	8,557	7,924	14,160
Net income and total comprehensive income	$10,485	$11,996	$21,743	$20,023
Net income per common share attributable to common shareholders:
Basic	$0.24	$0.29	$0.51	$0.48
Diluted	$0.23	$0.28	$0.49	$0.46
Weighted average number of common shares outstanding:
Basic	42,855,366	41,549,825	42,535,849	42,033,984
Diluted	44,716,193	43,554,275	44,061,804	43,559,781

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 3, 2018	43,752,790	$437	$117,393	$61,486	$179,316
Adoption of ASU 2014-09(1)	—	—	—	(288)	(288)
Vesting of restricted stock units	9,602	1	—	—	1
Forfeiture of restricted stock awards	(18,359)	(1)	—	—	(1)
Equity-based compensation	—	—	1,843	—	1,843
Net income	—	—	—	21,743	21,743
Balance, August 4, 2018	43,744,033	$437	$119,236	$82,941	$202,614

(1) See Note 2 for additional detail regarding the adoption of new accounting standards.

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Net income	$21,743	$20,023
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,245	17,131
Loss on disposal of fixed assets	28	340
Noncash amortization of deferred financing and debt discount costs	794	1,615
Equity-based compensation	1,843	261
Deferred rent liability	(64)	664
Deferred income taxes	(3,054)	(1,121)
Changes in operating assets and liabilities:
Accounts receivable	(374)	(1,219)
Inventories	19,000	3,851
Prepaid expenses and other current assets	(2,371)	5,993
Accounts payable	(11,943)	(221)
Accrued expenses	(2,322)	(5,909)
Other noncurrent assets and liabilities	1,590	3,872
Net cash provided by operating activities	43,115	45,280
Investing activities:
Purchases of property and equipment	(5,659)	(10,915)
Net cash used in investing activities	(5,659)	(10,915)
Financing activities:
Repayments on long-term debt	(1,399)	(21,399)
Receivable from related party	—	2,227
Net cash used in financing activities	(1,399)	(19,172)
Net change in cash	36,057	15,193
Cash:
Beginning of Period	25,978	13,468
End of Period	$62,035	$28,661

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 3, 2018 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended August 4, 2018 are not necessarily indicative of future results or results to be expected for the full year ending February 2, 2019. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended February 3, 2018.

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

In October 2016 the FASB issued ASU 2016-16 – Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity would recognize the current and deferred income tax consequences of an intra-entity asset transfer when the transfer occurs. Intra-entity inventory transfers would still be an exception. The provisions of ASU 2016-16 were adopted as of February 4, 2018 under the modified retrospective method with no cumulative-effect adjustment to retained earnings.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard was retrospectively adopted as of February 4, 2018 and did not have an impact on the consolidated statement of cash flows.

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. We will be required to adopt this standard in the first quarter of fiscal 2019.This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In June 2018, The FASB issued ASU 2018-07 – Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The provisions of ASU 2018-07 are effective for fiscal years beginning after December 15, 2018. The Company plans to adopt these standards beginning in the first quarter of fiscal 2019 using a modified retrospective approach. The Company is evaluating the impact that adopting ASU 2018-07 will have on its consolidated financial statements, but does not expect that impact to be material.

In February 2016, the FASB issued ASU 2016-02 – Leases. The amendments in this update include a new FASB ASC Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of interim or annual reporting periods. In July 2018, the FASB issued ASU 2018-10 – Codification Improvements to Topic 842, Leases. The amendments are intended to address narrow aspects of the guidance issued in the amendments in ASU 2016-02. In July 2018, the FASB issued ASU 2018-11 – Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These provisions are effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that adopting ASU 2016-02 and related amendments will have on its consolidated financial statements and expects to raise significant “Right of Use” assets and significant, offsetting lease liabilities. These amounts have not yet been quantified. The Company plans to adopt these standards beginning in the first quarter of fiscal 2019 using the modified retrospective approach with a cumulative adjustment to retained earnings.

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

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are received. Royalty payments recognized in the thirteen and twenty-six weeks ended August 4, 2018 were $1.4 million and $2.8 million, respectively, and in the thirteen and twenty-six weeks ended July 29, 2017 were $1.1 million and $2.3 million, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as operating expenses in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Reimbursements for costs of marketing programs of $0.4 million and $1.5 million were recognized in the thirteen and twenty-six weeks ended August 4, 2018, respectively.

The credit card agreement provides a signing bonus to the Company, which is recognized into revenue over the life of the agreement.

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are considered direct response advertising, which are capitalized as incurred, and expensed when the catalog is mailed to the customer (the first time the advertising occurs). Advertising expenses were $8.6 million and $18.7 million in the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $8.8 million and $18.0 million in the thirteen and twenty-six weeks ended July 29, 2017, respectively. The costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Other advertising costs are recorded as incurred. Other advertising costs recorded were $5.4 million and $11.2 million in the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $5.6 million and $10.5 million in the thirteen and twenty-six weeks ended July 29, 2017, respectively. The costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

3. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties under its credit card agreement. The following table presents revenues disaggregated by revenue source (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017(1)	August 4, 2018	July 29, 2017(1)
Retail	$106,210	$103,189	$214,241	$198,536
Direct	$73,503	$78,183	147,013	148,962
Net revenues	$179,713	$181,372	$361,254	$347,498

(1) As previously noted, prior period amounts have not been adjusted under the modified retrospective method.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	August 4, 2018	February 3, 2018
Contract liabilities:
Signing bonus	$718	$788
Unredeemed gift cards	4,917	6,466
Total contract liabilities(1)	$5,635	$7,254

(1) Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short term portion of the signing bonus is included in accrued expenses on the Company’s consolidated balance sheet.

For the thirteen and twenty-six weeks ended August 4, 2018, the Company recognized approximately $2.8 million and $6.1 million of revenue related to gift card redemptions and breakage. For the thirteen and twenty-six weeks ended July 29, 2017, the Company recognized approximately $2.8 million and $6.0 million of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.7 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2019	Thereafter
Signing bonus	$71	$141	$506

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

The Company does not disclose remaining performance obligations that have an expected duration of one year or less.

4. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	August 4, 2018	February 3, 2018
Term Loan	$246,777	$248,176
Discount on debt and debt issuance costs	(5,813)	(6,496)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$238,165	$238,881

The Company was in compliance with all financial covenants as of August 4, 2018.

5. Income Taxes

The Company recorded income tax expense of $4.0 million and $7.9 million during the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $8.6 million and $14.2 million during the thirteen and twenty-six weeks ended July 29, 2017, respectively. The effective tax rates were 27.4% and 26.7% in the thirteen and twenty-six weeks ended August 4, 2018, respectively, and 41.6% and 41.4% in the thirteen and twenty-six weeks ended July 29, 2017, respectively.

The effective tax rate for the thirteen and twenty-six weeks ended August 4, 2018 exceeds the federal statutory rate of 21.0% primarily due to stock compensation, state income taxes and §162(m) officer compensation limitation. The effective tax rate for the thirteen and twenty-six weeks ended July 29, 2017 exceeds the federal statutory rate of 35.0% primarily due to state income taxes and non-deductible IPO related expenses.

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

Staff Accounting Bulletin No. 118 (“SAB 118”), issued by the Securities and Exchange Commission in December 2017, provides the Company with up to one year to finalize accounting for the impacts of TCJA. When the initial accounting for TCJA impacts is incomplete, the Company may include provisional amounts when reasonable estimates may be determined. As of February 3, 2018, the Company made a reasonable estimate of its deferred income tax benefit related to the corporate rate change of $24.0 million and estimates to expense qualifying capital expenditures.

In the thirteen and twenty-six weeks ended August 4, 2018, the Company has not recognized any measurement period adjustments. The Company has not completed its process to determine the final impact of TCJA. The final impact may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions that the Company has made and the issuance of additional regulatory and other guidance. Further, any required adjustment would be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SAB 118. Although no material changes are anticipated, the Company expects to complete the analysis within the measurement period in accordance with SAB 118.

6. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Numerator
Net income attributable to common shareholders:	$10,485	$11,996	$21,743	$20,023
Denominator
Weighted average number of common shares outstanding, basic:	42,855,366	41,549,825	42,535,849	42,033,984
Dilutive effect of restricted shares:	1,860,827	2,004,450	1,525,955	1,525,797
Weighted average number of common shares outstanding, diluted:	44,716,193	43,554,275	44,061,804	43,559,781
Net income per common share attributable to common shareholders, basic:	$0.24	$0.29	$0.51	$0.48
Net income per common share attributable to common shareholders, diluted:	$0.23	$0.28	$0.49	$0.46

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect. There were 336,105 and 729,463 for the thirteen and twenty-six weeks ended August 4, 2018, respectively, and 283,230 and 280,038 for the thirteen and twenty-six weeks ended July 29, 2017, respectively, such awards excluded.

7. Equity-Based Compensation

Compensation expense was $1.0 million and $1.8 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively.

8. Related Party Transactions

For the thirteen and twenty-six weeks ended August 4, 2018, the Company incurred an immaterial amount of related party transactions. For the thirteen and twenty-six weeks ended July 29, 2017 the Company incurred an immaterial amount of out-of-pocket expenses in relation to the advisory services agreement with a related party. These expenses are included in operating expenses in the accompanying consolidated statements of operations and comprehensive income.

9. Commitments and Contingencies

Operating Lease Agreements

The Company recorded a deferred lease liability of $10.6 million and $9.5 million as of August 4, 2018 and February 3, 2018, respectively. In certain instances, the Company also receives tenant improvement incentives for its store leases, which it accrues and amortizes ratably over the life of the lease. The Company maintained a tenant improvement incentive liability of $18.0 million and $17.3 million as of August 4, 2018 and February 3, 2018, respectively.

Total rental and common area maintenance expense was $15.1 million and $30.6 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, exclusive of contingent rental expense recorded of $0.4 million and $0.6 million for the same respective periods. Total rental and common area maintenance expense was $14.9 million and $29.3 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, exclusive of contingent rental expense recorded of $0.4 million and $0.8 million for the same respective periods.

Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs sought compensation for losses they incurred since purchasing the stock.  Following the filing of this lawsuit, two additional, similar actions were brought in the same court. The three matters were eventually consolidated, and a lead plaintiff was appointed by the court. On March 9, 2018, an amended complaint captioned The Pension Trust v. J.Jill, Inc., et al. was filed. The Company filed a motion to dismiss on May 14, 2018, which was opposed by the plaintiffs on July 17, 2018. The Company believes the claims in the case are without merit and intends to defend the matter vigorously. No material amount has been accrued.

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

Potential Changes in Tax Laws and/or Regulations.  Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could adversely affect our business, financial condition and operating results.  Additionally, any potential changes with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries could adversely affect our business, as we source the majority of our merchandise from manufacturers located outside of the U.S.

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

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA, which represents net income (loss) plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, write-off of property and equipment, and other non-recurring expenses and one-time items. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Statements of Operations Data:
Net income	$10,485	$11,996	$21,743	$20,023
Interest expense, net	4,853	5,084	9,670	10,029
Provision for income taxes	3,952	8,557	7,924	14,160
Depreciation and amortization	8,892	8,341	18,249	17,140
Equity-based compensation expense(a)	1,083	237	1,843	261
Write-off of property and equipment (b)	16	338	28	340
Other non-recurring expenses(c)	—	721	1,346	4,306
Adjusted EBITDA	$29,281	$35,274	$60,803	$66,259
Net sales	$179,713	$181,372	$361,254	$347,498
Adjusted EBITDA margin	16.3%	19.4%	16.8%	19.1%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.

(b)	Represents net gain or loss on the disposal of fixed assets.
(c)

Represents items management believes are not indicative of ongoing operating performance. For the period ended July 29, 2017, these expenses are primarily composed of legal and professional fees associated with the initial public offering completed March 14, 2017 and subsequent transition to a public company. For the twenty-six weeks ended August 4, 2018, these expenses include costs related to a CEO transition.

Results of Operations

Thirteen weeks ended August 4, 2018 Compared to Thirteen weeks ended July 29, 2017

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended July 29, 2017 to the Thirteen Weeks
(in thousands)	August 4, 2018		July 29, 2017		Ended August 4, 2018
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$179,713	100.0%	$181,372	100.0%	$(1,659)	(0.9)%
Costs of goods sold	63,058	35.1%	58,724	32.4%	4,334	7.4%
Gross profit	116,655	64.9%	122,648	67.6%	(5,993)	(4.9)%
Selling, general and administrative expenses	97,365	54.2%	97,011	53.5%	354	0.4%
Operating income	19,290	10.7%	25,637	14.1%	(6,347)	(24.8)%
Interest expense, net	4,853	2.7%	5,084	2.8%	(231)	(4.5)%
Income before provision for income taxes	14,437	8.0%	20,553	11.3%	(6,116)	(29.8)%
Provision for income taxes	3,952	2.2%	8,557	4.7%	(4,605)	(53.8)%
Net income	$10,485	5.8%	$11,996	6.6%	$(1,511)	(12.6)%

Net Sales

Net sales for the thirteen weeks ended August 4, 2018 decreased $1.7 million, or 0.9%, to $179.7 from $181.4 million for the thirteen weeks ended July 29, 2017.  At the end of those same periods, we operated 273 and 274 retail stores, respectively. The decrease in total net sales versus the prior year was driven by replacing a high volume week in May with a lower volume week in August due to a calendar shift created by the fifty-third week in Fiscal Year 2017, partially offset by a 2.2% increase in total company comparable sales.

Our retail channel contributed 59.1% of our net sales in the thirteen weeks ended August 4, 2018 and 56.9% in the thirteen weeks ended July 29, 2017. Our direct channel contributed 40.9% of our net sales in the thirteen weeks ended August 4, 2018 and 43.1% in the thirteen weeks ended July 29, 2017.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended August 4, 2018 decreased $6.0 million, or 4.9%, to $116.7 from $122.6 million for the thirteen weeks ended July 29, 2017. The gross margin for the thirteen weeks ended August 4, 2018 was 64.9% compared to 67.6% for the thirteen weeks ended July 29, 2017, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended August 4, 2018 increased $0.4 million, or 0.4%, to $97.4 from $97.0 million for the thirteen weeks ended July 29, 2017. The increase was due to additional expenses of $0.8 million related to depreciation and amortization and costs associated with investments in technology. These increases were partially offset by lower sales related expenses, including retail payroll, occupancy and direct fulfillment, as well as a decrease in net employee compensation, which was primarily driven by incentive expense.

As a percentage of net sales, selling, general and administrative expenses were 54.2% for the thirteen weeks ended August 4, 2018 compared to 53.5% for the thirteen weeks ended July 29, 2017.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan and is partially offset by interest earned on cash. Interest expense for the thirteen weeks ended August 4, 2018 decreased $0.2 million, or 4.5%, to $4.9 from $5.1 million for the thirteen weeks ended July 29, 2017. The decrease was driven by the lower balance of the Term Loan and the acceleration of $0.6 million of deferred financing costs in the second quarter of 2017 due to a voluntary principal prepayment on the Term Loan of $20.0 million made in June 2017, partially offset by the impact of higher interest rates.

Provision for Income Taxes

The provision for income taxes was $4.0 million for the thirteen weeks ended August 4, 2018 compared to $8.6 million for the thirteen weeks ended July 29, 2017. Our effective tax rates for the same periods were 27.4% and 41.6%, respectively. The decrease in the effective tax rate was primarily due to new U.S. tax legislation.  The U.S. Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% (effective January 1, 2018) and a change in certain business deductions, including allowing for immediate expensing of certain qualified capital expenditures.

Twenty-six weeks ended August 4, 2018 Compared to Twenty-six weeks ended July 29, 2017

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended July 29, 2017 to the Twenty-Six Weeks
(in thousands)	August 4, 2018		July 29, 2017		Ended August 4, 2018
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$361,254	100.0%	$347,498	100.0%	$13,756	4.0%
Costs of goods sold	124,258	34.4%	109,242	31.4%	15,016	13.7%
Gross profit	236,996	65.6%	238,256	68.6%	(1,260)	(0.5)%
Selling, general and administrative expenses	197,659	54.7%	194,044	55.8%	3,615	1.9%
Operating income	39,337	10.9%	44,212	12.7%	(4,875)	(11.0)%
Interest expense, net	9,670	2.7%	10,029	2.9%	(359)	(3.6)%
Income before provision for income taxes	29,667	8.2%	34,183	9.8%	(4,516)	(13.2)%
Provision for income taxes	7,924	2.2%	14,160	4.1%	(6,236)	(44.0)%
Net income	$21,743	6.0%	$20,023	5.8%	$1,720	8.6%

Net Sales

Net sales for the twenty-six weeks ended August 4, 2018 increased $13.8 million, or 4.0%, to $361.3 from $347.5 million for the twenty-six weeks ended July 29, 2017.  At the end of those same periods, we operated 273 and 274 retail stores, respectively. The increase in net sales was due to a 2.2% increase in total company comparable sales, driven by an increase in our active customer base.

Our retail channel contributed 59.3% of our net sales in the twenty-six weeks ended August 4, 2018 and 57.1% in the twenty-six weeks ended July 29, 2017. Our direct channel contributed 40.7% of our net sales in the twenty-six weeks ended August 4, 2018 and 42.9% in the twenty-six weeks ended July 29, 2017.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended August 4, 2018 decreased $1.3 million, or 0.5%, to $237.0 from $238.3 million for the twenty-six weeks ended July 29, 2017. The gross margin for the twenty-six weeks ended August 4, 2018 was 65.6% compared to 68.6% for the twenty-six weeks ended July 29, 2017, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended August 4, 2018 increased $3.6 million, or 1.9%, to $197.7 from $194.0 million for the twenty-six weeks ended July 29, 2017. The increase is related to higher sales related expenses of $1.6 million, including retail payroll, occupancy and direct fulfillment, as well as increased marketing costs of $2.8 million.  In addition, there was a $1.5 million increase related to depreciation and amortization and costs associated with investments in technology.  These increases were partially offset by a decrease in net employee compensation which is primarily driven by incentive expense.

As a percentage of net sales, selling, general and administrative expenses were 54.7% for the twenty-six weeks ended August 4, 2018 compared to 55.8% for the twenty-six weeks ended July 29, 2017.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan and is partially offset by interest earned on cash. Interest expense for the twenty-six weeks ended August 4, 2018 decreased $0.4 million, or 3.6%, to $9.7 from $10.0 million for the twenty-six weeks ended July 29, 2017. The decrease was driven by the lower balance of the Term Loan and the acceleration of $0.6 million of deferred financing costs in the second quarter of 2017 due to a voluntary principal prepayment on the Term Loan of $20.0 million made in June 2017, partially offset by the impact of higher interest rates.

Provision for Income Taxes

The provision for income taxes was $7.9 million for the twenty-six weeks ended August 4, 2018 compared to $14.2 million for the twenty-six weeks ended July 29, 2017. Our effective tax rates for the same periods were 26.7% and 41.4%, respectively. The decrease in the effective tax rate was primarily due to new U.S. tax legislation under the TCJA.

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

Capital expenditures were $5.7 million for the twenty-six weeks ended August 4, 2018 compared to $10.9 million for the twenty-six weeks ended July 29, 2017.  The decrease in capital expenditures in Fiscal Year 2018 was due primarily to a decrease in spending on technology projects and stores investments.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	August 4, 2018	July 29, 2017
Net cash provided by operating activities	$43,115	$45,280
Net cash used in investing activities	(5,659)	(10,915)
Net cash used in financing activities	(1,399)	(19,172)

Net Cash provided by Operating Activities

Net cash provided by operating activities during the twenty-six weeks ended August 4, 2018 was $43.1 million. Key elements of cash provided by operating activities were (i) net income of $21.7 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $17.8 million, primarily driven by depreciation and amortization, deferred income taxes and equity based compensation, and (iii) a decrease in net operating assets and liabilities of $3.6 million, primarily driven by lower inventory levels, offset by cash uses in accounts payable, prepaid expenses and accrued expenses.

Net cash provided by operating activities during the twenty-six weeks ended July 29, 2017 was $45.3 million. Key elements of cash provided by operating activities were (i) net income of $20.0 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $18.9 million, primarily driven by depreciation and amortization and non-cash amortization of deferred financing and debt discount costs, and (iii) a decrease in net operating assets and liabilities of $6.4 million, primarily driven by cash provided by prepaid expenses and other current assets, inventories and other noncurrent assets and liabilities, offset with cash uses in accounts receivable and accrued expenses.

Net Cash used in Investing Activities

Net cash used in investing activities during the twenty-six weeks ended August 4, 2018 was $5.7 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the twenty-six weeks ended July 29, 2017 was $10.9 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during the twenty-six weeks ended August 4, 2018 was $1.4 million, which was the scheduled repayment of our Term Loan.

Net cash used in financing activities during the twenty-six weeks ended July 29, 2017 was $19.2 million, which was primarily due to a voluntary principal prepayment on the Term Loan of $20.0 million made in June 2017.

Dividends

Since our initial public offering, we have not declared or paid any cash dividends. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements, including our Term Loan and ABL Facility, and any other factors deemed relevant by our board of directors. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us under our Term Loan, our ABL Facility and under future indebtedness that we or they may incur.

Credit Facilities

At August 4, 2018 and February 3, 2018 there were no loan amounts outstanding under the ABL Facility. At those same dates, we had outstanding letters of credit in the amounts of $1.6 million and our maximum additional borrowing capacity was $38.4 million.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the twenty-six weeks ended August 4, 2018, there were no material changes in the contractual obligations as of February 3, 2018.

Contingencies

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs sought compensation for losses they incurred since purchasing the stock.  Following the filing of this lawsuit, two additional, similar actions were brought in the same court. The three matters were eventually consolidated, and a lead plaintiff was appointed by the court. On March 9, 2018, an amended complaint captioned The Pension Trust v. J.Jill, Inc., et al. was filed. The Company filed a motion to dismiss on May 14, 2018, which was opposed by the plaintiffs on July 17, 2018. The Company believes the claims in the case are without merit and intends to defend the matter vigorously. No material amount has been accrued.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of August 4, 2018, there was no outstanding balance under the ABL Facility, and $1.6 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.4 million and the amount outstanding under the Term Loan had decreased to $246.8 million as a result of the scheduled repayments. We currently do not engage in any interest rate hedging activity. Based on the interest rate on the ABL Facility at August 4, 2018, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.3 million during Fiscal Year 2018.

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

Changes to Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended August 4, 2018 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. The plaintiffs sought compensation for losses they incurred since purchasing the stock.  Following the filing of this lawsuit, two additional, similar actions were brought in the same court. The three matters were eventually consolidated, and a lead plaintiff was appointed by the court. On March 9, 2018, an amended complaint captioned The Pension Trust v. J.Jill, Inc., et al. was filed. The Company filed a motion to dismiss on May 14, 2018, which was opposed by the plaintiffs on July 17, 2018. The Company believes the claims in the case are without merit and intends to defend the matter vigorously. No material amount has been accrued.

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

J.Jill, Inc.

Date: September 18, 2018	By:	/s/ Linda Heasley
Linda Heasley
Chief Executive Officer and Director

Date: September 18, 2018	By:	/s/ David Biese
David Biese
Executive Vice President, Chief Financial and Operating Officer