Form 10-Q
period 2018-11-03
J.Jill, Inc.
filed 2018-12-13
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

As of December 13, 2018, the registrant had 43,747,757 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	November 3, 2018	February 3, 2018
Assets
Current assets:
Cash	$59,890	$25,978
Accounts receivable	7,509	4,733
Inventories, net	78,844	80,591
Prepaid expenses and other current assets	25,053	21,166
Total current assets	171,296	132,468
Property and equipment, net	113,932	118,420
Intangible assets, net	139,373	148,961
Goodwill	197,026	197,026
Other assets	501	682
Total assets	$622,128	$597,557
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,648	$53,962
Accrued expenses and other current liabilities	47,099	48,759
Current portion of long-term debt	2,799	2,799
Total current liabilities	101,546	105,520
Long-term debt, net of discount and current portion	237,813	238,881
Deferred income taxes	42,348	46,263
Other liabilities	30,008	27,577
Total liabilities	411,715	418,241
Commitments and contingencies (see Note 9)
Shareholders’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 43,747,757 and 43,752,790 shares issued and outstanding at November 3, 2018 and February 3, 2018, respectively	437	437
Additional paid-in capital	120,347	117,393
Accumulated earnings	89,629	61,486
Total shareholders’ equity	210,413	179,316
Total liabilities and shareholders’ equity	$622,128	$597,557

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$174,106	$161,975	$535,360	$509,473
Costs of goods sold	58,643	53,479	182,901	162,721
Gross profit	115,463	108,496	352,459	346,752
Selling, general and administrative expenses	101,589	95,240	299,248	289,284
Operating income	13,874	13,256	53,211	57,468
Interest expense, net	4,698	4,496	14,368	14,525
Income before provision for income taxes	9,176	8,760	38,843	42,943
Provision for income taxes	2,488	2,766	10,412	16,926
Net income and total comprehensive income	$6,688	$5,994	$28,431	$26,017
Net income per common share attributable to common shareholders:
Basic	$0.16	$0.14	$0.67	$0.62
Diluted	$0.15	$0.14	$0.64	$0.60
Weighted average number of common shares outstanding:
Basic	42,953,173	41,731,765	42,674,957	41,933,244
Diluted	44,475,793	43,554,000	44,199,800	43,468,846

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 3, 2018	43,752,790	$437	$117,393	$61,486	$179,316
Adoption of ASU 2014-09(1)	—	—	—	(288)	(288)
Vesting of restricted stock units	6,410	1	—	—	1
Equity-based compensation	—	—	760	—	760
Net income	—	—	—	11,258	11,258
Balance, May 5, 2018	43,759,200	$438	$118,153	$72,456	$191,047
Vesting of restricted stock units	3,192	—	—	—	—
Forfeiture of restricted stock awards	(18,359)	(1)	—	—	(1)
Equity-based compensation	—	—	1,083	—	1,083
Net income	—	—	—	10,485	10,485
Balance, August 4, 2018	43,744,033	$437	$119,236	$82,941	$202,614
Vesting of restricted stock units	3,724	—	—	—	—
Equity-based compensation	—	—	1,111	—	1,111
Net income	—	—	—	6,688	6,688
Balance, November 3, 2018	43,747,757	$437	$120,347	$89,629	$210,413

(1) See Note 2 for additional detail regarding the adoption of new accounting standards.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ / MEMBERS’ EQUITY (UNAUDITED)

(in thousands, except common share and common unit data)

	Common Units		Common Stock		Contributed	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Earnings	Equity
Balance, January 28, 2017	1,000,000	—	—	—	116,743	—	6,121	122,864
Other equity transactions	—	—	—	—	305	—	—	305
Corporate Conversion	(1,000,000)	—	—	—	(117,048)	117,048	—	—
Issuance of Common Stock	—	—	43,747,944	437	—	(437)	—	—
Equity-based compensation	—	—	—	—	—	24	—	24
Net income	—	—	—	—	—	—	8,027	8,027
Balance, April 29, 2017	—	$—	43,747,944	$437	$—	$116,635	$14,148	$131,220
Equity-based compensation	—	—	—	—	—	237	—	237
Net income	—	—	—	—	—	—	11,996	11,996
Balance, July 29, 2017	—	$—	43,747,944	$437	$—	$116,872	$26,144	$143,453
Equity-based compensation	—	—	—	—	—	278	—	278
Net income	—	—	—	—	—	—	5,994	5,994
Balance, October 28, 2017	—	$—	43,747,944	$437	$—	$117,150	$32,138	$149,725

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Net income	$28,431	$26,017
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,397	25,759
Loss on disposal of fixed assets	87	569
Noncash amortization of deferred financing and debt discount costs	1,196	2,012
Equity-based compensation	2,954	539
Deferred rent liability	(99)	978
Deferred income taxes	(3,812)	(2,342)
Changes in operating assets and liabilities:
Accounts receivable	(2,777)	(5,211)
Inventories	1,747	(18,764)
Prepaid expenses and other current assets	(4,958)	2,173
Accounts payable	(3,032)	15,278
Accrued expenses	44	667
Other noncurrent assets and liabilities	2,850	6,860
Net cash provided by operating activities	50,028	54,535
Investing activities:
Purchases of property and equipment	(14,017)	(22,325)
Net cash used in investing activities	(14,017)	(22,325)
Financing activities:
Repayments on long-term debt	(2,099)	(22,099)
Receivable from related party	—	2,227
Net cash used in financing activities	(2,099)	(19,872)
Net change in cash	33,912	12,338
Cash:
Beginning of Period	25,978	13,468
End of Period	$59,890	$25,806

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 3, 2018 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and thirty-nine weeks ended November 3, 2018 are not necessarily indicative of future results or results to be expected for the full year ending February 2, 2019. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended February 3, 2018.

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

Recently Issued Accounting Pronouncements

In September 2018, the FASB issued ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendment is intended to address aspects of the guidance issued in the amendments in ASU 2015-05. ASU 2018-15 intends to improve an entities ability to evaluate the accounting for fees paid by a customer in a cloud computing arrangement that is a service contract. The provisions of ASU 2018-15 are effective for fiscal years beginning after December 15, 2019. The Company plans to adopt these standards beginning in the first quarter of fiscal 2020 using a prospective approach. The Company is evaluating the impact that adopting ASU 2018-15 will have on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. We will be required to adopt this standard in the first quarter of fiscal 2019. This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07 – Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The provisions of ASU 2018-07 are effective for fiscal years beginning after December 15, 2018. The Company plans to adopt these standards beginning in the first quarter of fiscal 2019 using a modified retrospective approach. The Company is evaluating the impact that adopting ASU 2018-07 will have on its consolidated financial statements, and does not expect that impact to be material.

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

Credit Card Agreement

The Company has an arrangement with a third party to provide a private label credit card to its customers through August 2023, and will automatically renew thereafter for successive two year terms. The Company does not bear the credit risk associated with the private label credit card at any point prior to the termination of the agreement, at which point the Company would be obligated to purchase the receivables. If the arrangement is terminated prior to September 7, 2021 and other criteria are met, the Company is obligated to pay a purchase price premium. The potential impact of the purchase obligation cannot be reasonably estimated, and therefore, has not been recorded.

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are received. Royalty payments recognized in the thirteen and thirty-nine weeks ended November 3, 2018 were $1.5 million and $4.3 million, respectively, and in the thirteen and thirty-nine weeks ended October 28, 2017 were $1.2 million and $3.5 million, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as operating expenses in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Reimbursements for costs of marketing programs of $0.2 million and $1.7 million were recognized in the thirteen and thirty-nine weeks ended November 3, 2018, respectively.

The credit card agreement provides a signing bonus to the Company, which is recognized into revenue over the life of the agreement.

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are considered direct response advertising, which are capitalized as incurred, and expensed when the catalog is mailed to the customer (the first time the advertising occurs). Advertising expenses were $11.3 million and $30.0 million in the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and $9.6 million and $27.6 million in the thirteen and thirty-nine weeks ended October 28, 2017, respectively. The costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Other advertising costs are recorded as incurred. Other advertising costs recorded were $5.9 million and $17.1 million in the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and $5.4 million and $15.9 million in the thirteen and thirty-nine weeks ended October 28, 2017, respectively. The costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

3. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties under its credit card agreement. The following table presents revenues disaggregated by revenue source (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017(1)	November 3, 2018	October 28, 2017(1)
Retail	$104,840	$98,070	$319,080	$296,606
Direct	$69,266	$63,905	216,280	212,867
Net revenues	$174,106	$161,975	$535,360	$509,473

(1) As previously noted, prior period amounts have not been adjusted under the modified retrospective method.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	November 3, 2018	February 3, 2018
Contract liabilities:
Signing bonus	$682	$788
Unredeemed gift cards	4,588	6,466
Total contract liabilities(1)	$5,270	$7,254

(1) Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short term portion of the signing bonus is included in accrued expenses on the Company’s consolidated balance sheet.

For the thirteen and thirty-nine weeks ended November 3, 2018, the Company recognized approximately $2.1 million and $8.2 million of revenue related to gift card redemptions and breakage. For the thirteen and thirty-nine weeks ended October 28, 2017, the Company recognized approximately $2.0 million and $7.9 million of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.7 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2019	Thereafter
Signing bonus	$35	$141	$506

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

The Company does not disclose remaining performance obligations that have an expected duration of one year or less.

4. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	November 3, 2018	February 3, 2018
Term Loan	$246,077	$248,176
Discount on debt and debt issuance costs	(5,465)	(6,496)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$237,813	$238,881

The Company was in compliance with all financial covenants as of November 3, 2018.

5. Income Taxes

The Company recorded income tax expense of $2.5 million and $10.4 million during the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and $2.8 million and $16.9 million during the thirteen and thirty-nine weeks ended October 28, 2017, respectively. The effective tax rates were 27.1% and 26.8% in the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and 31.6% and 39.4% in the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

The effective tax rate for the thirteen and thirty-nine weeks ended November 3, 2018 exceeds the federal statutory rate of 21.0% primarily due to stock compensation, state income taxes and §162(m) officer compensation limitation. The effective tax rate for the thirteen and thirty-nine weeks ended October 28, 2017 exceeds the federal statutory rate of 35.0% primarily due to state income taxes and non-deductible IPO related expenses.

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

In the thirteen and thirty-nine weeks ended November 3, 2018, the Company has not recognized any measurement period adjustments. The Company has not completed its process to determine the final impact of TCJA. The final impact may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions that the Company has made and the issuance of additional regulatory and other guidance. Further, any required adjustment would be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SAB 118. Although no material changes are anticipated, the Company expects to complete the analysis within the measurement period in accordance with SAB 118.

6. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Numerator
Net income attributable to common shareholders:	$6,688	$5,994	$28,431	$26,017
Denominator
Weighted average number of common shares outstanding, basic:	42,953,173	41,731,765	42,674,957	41,933,244
Dilutive effect of stock options and restricted shares:	1,522,620	1,822,235	1,524,843	1,535,602
Weighted average number of common shares outstanding, diluted:	44,475,793	43,554,000	44,199,800	43,468,846
Net income per common share attributable to common shareholders, basic:	$0.16	$0.14	$0.67	$0.62
Net income per common share attributable to common shareholders, diluted:	$0.15	$0.14	$0.64	$0.60

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect. There were 1,083,876 and 847,600 for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and 277,006 and 270,090 for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, such awards excluded.

7. Equity-Based Compensation

Compensation expense was $1.1 million and $2.9 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and $0.3 million and $0.5 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

8. Related Party Transactions

For the thirteen and thirty-nine weeks ended November 3, 2018, the Company incurred an immaterial amount of related party transactions. For the thirteen and thirty-nine weeks ended October 28, 2017 the Company incurred an immaterial amount of out-of-pocket expenses in relation to the advisory services agreement with a related party. These expenses are included in operating expenses in the accompanying consolidated statements of operations and comprehensive income.

9. Commitments and Contingencies

Operating Lease Agreements

The Company recorded a deferred lease liability of $11.2 million and $9.5 million as of November 3, 2018 and February 3, 2018, respectively. In certain instances, the Company also receives tenant improvement incentives for its store leases, which it accrues and amortizes ratably over the life of the lease. The Company maintained a tenant improvement incentive liability of $18.8 million and $17.3 million as of November 3, 2018 and February 3, 2018, respectively.

Total rental and common area maintenance expense was $15.1 million and $45.7 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, exclusive of contingent rental expense recorded of $0.4 million and $1.0 million for the same respective periods. Total rental and common area maintenance expense was $15.2 million and $44.6 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, exclusive of contingent rental expense recorded of $0.4 million and $1.2 million for the same respective periods.

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

Our Strategic Initiatives. Our business will continue to have an impact on our results of operations, including our e-commerce site, which was re-platformed earlier in Fiscal 2018. Although initiatives of this nature are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Statements of Operations Data:
Net income	$6,688	$5,994	$28,431	$26,017
Interest expense, net	4,698	4,496	14,368	14,525
Provision for income taxes	2,488	2,766	10,412	16,926
Depreciation and amortization	9,149	8,628	27,398	25,768
Equity-based compensation expense(a)	1,111	278	2,954	539
Write-off of property and equipment (b)	59	229	87	569
Other non-recurring expenses (c)	—	658	1,346	4,964
Adjusted EBITDA	$24,193	$23,049	$84,996	$89,308
Net sales	$174,106	$161,975	$535,360	$509,473
Adjusted EBITDA margin	13.9%	14.2%	15.9%	17.5%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.

(b)	Represents net gain or loss on the disposal of fixed assets.
(c)

Represents items management believes are not indicative of ongoing operating performance. For the period ended October 28, 2017, these expenses are primarily composed of legal and professional fees associated with the initial public offering completed March 14, 2017 and subsequent transition to a public company. For the thirty-nine weeks ended November 3, 2018, these expenses include costs related to a CEO transition.

Results of Operations

Thirteen weeks ended November 3, 2018 Compared to Thirteen weeks ended October 28, 2017

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended October 28, 2017 to the Thirteen Weeks
(in thousands)	November 3, 2018		October 28, 2017		Ended November 3, 2018
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$174,106	100.0%	$161,975	100.0%	$12,131	7.5%
Costs of goods sold	58,643	33.7%	53,479	33.0%	5,164	9.7%
Gross profit	115,463	66.3%	108,496	67.0%	6,967	6.4%
Selling, general and administrative expenses	101,589	58.3%	95,240	58.8%	6,349	6.7%
Operating income	13,874	8.0%	13,256	8.2%	618	4.7%
Interest expense, net	4,698	2.7%	4,496	2.8%	202	4.5%
Income before provision for income taxes	9,176	5.3%	8,760	5.4%	416	4.7%
Provision for income taxes	2,488	1.4%	2,766	1.7%	(278)	(10.1)%
Net income	$6,688	3.9%	$5,994	3.7%	$694	11.6%

Net Sales

Net sales for the thirteen weeks ended November 3, 2018 increased $12.1 million, or 7.5%, to $174.1 from $162.0 million for the thirteen weeks ended October 28, 2017.  At the end of both of those same periods, we operated 275 retail stores. The increase in total net sales versus the prior year was driven by a 1.0% increase in total company comparable sales, and reflects in part an increase in our active customer base.  It further reflects the benefit of a high-volume week in November that shifted into the third quarter, replacing a lower volume week in August that shifted into the second quarter due to the calendar shift created by the fifty-third week in fiscal 2017.

Our retail channel contributed 60.2% of our net sales in the thirteen weeks ended November 3, 2018 and 60.5% in the thirteen weeks ended October 28, 2017. Our direct channel contributed 39.8% of our net sales in the thirteen weeks ended November 3, 2018 and 39.5% in the thirteen weeks ended October 28, 2017.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended November 3, 2018 increased $7.0 million, or 6.4%, to $115.5 from $108.5 million for the thirteen weeks ended October 28, 2017. The gross margin for the thirteen weeks ended November 3, 2018 was 66.3% compared to 67.0% for the thirteen weeks ended October 28, 2017, reflecting clearance markdowns taken early in the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended November 3, 2018 increased $6.3 million, or 6.7%, to $101.6 from $95.2 million for the thirteen weeks ended October 28, 2017. The increase was driven largely by a $2.6 million increase in marketing spend as well as a $1.9 million increase in compensation and executive recruitment.  Additionally, there was increased spending of $0.7 million for sales related expenses, $0.6 million for technology investment and $0.5 million in depreciation and amortization due to increased capital spending.

As a percentage of net sales, selling, general and administrative expenses were 58.3% for the thirteen weeks ended November 3, 2018 compared to 58.8% for the thirteen weeks ended October 28, 2017.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for the thirteen weeks ended November 3, 2018 increased $0.2 million, or 4.5%, to $4.7 from $4.5 million for the thirteen weeks ended October 28, 2017. The increase was due to higher interest rates.

Provision for Income Taxes

The provision for income taxes was $2.5 million for the thirteen weeks ended November 3, 2018 compared to $2.8 million for the thirteen weeks ended October 28, 2017. Our effective tax rates for the same periods were 27.1% and 31.6%, respectively. The decrease in the effective tax rate was primarily due to new U.S. tax legislation.  The U.S. Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% (effective January 1, 2018) and a change in certain business deductions, including allowing for immediate expensing of certain qualified capital expenditures.

Thirty-nine weeks ended November 3, 2018 Compared to Thirty-nine weeks ended October 28, 2017

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirty-Nine Weeks Ended				Change from the Thirty-Nine Weeks Ended October 28, 2017 to the Thirty-Nine Weeks
(in thousands)	November 3, 2018		October 28, 2017		Ended November 3, 2018
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$535,360	100.0%	$509,473	100.0%	$25,887	5.1%
Costs of goods sold	182,901	34.2%	162,721	31.9%	20,180	12.4%
Gross profit	352,459	65.8%	346,752	68.1%	5,707	1.6%
Selling, general and administrative expenses	299,248	55.9%	289,284	56.8%	9,964	3.4%
Operating income	53,211	9.9%	57,468	11.3%	(4,257)	(7.4)%
Interest expense, net	14,368	2.7%	14,525	2.9%	(157)	(1.1)%
Income before provision for income taxes	38,843	7.2%	42,943	8.4%	(4,100)	(9.5)%
Provision for income taxes	10,412	1.9%	16,926	3.3%	(6,514)	(38.5)%
Net income	$28,431	5.3%	$26,017	5.1%	$2,414	9.3%

Net Sales

Net sales for the thirty-nine weeks ended November 3, 2018 increased $25.9 million, or 5.1%, to $535.4 from $509.5 million for the thirty-nine weeks ended October 28, 2017.  At the end of both of those same periods, we operated 275 retail stores. The increase in net sales was due to a 1.8% increase in total company comparable sales, which reflects an increase in our active customer base.

Our retail channel contributed 59.6% of our net sales in the thirty-nine weeks ended November 3, 2018 and 58.2% in the thirty-nine weeks ended October 28, 2017. Our direct channel contributed 40.4% of our net sales in the thirty-nine weeks ended November 3, 2018 and 41.8% in the thirty-nine weeks ended October 28, 2017.

Gross Profit and Costs of Goods Sold

Gross profit for the thirty-nine weeks ended November 3, 2018 increased $5.7 million, or 1.6%, to $352.5 from $346.8 million for the thirty-nine weeks ended October 28, 2017. The gross margin for the thirty-nine weeks ended November 3, 2018 was 65.8% compared to 68.1% for the thirty-nine weeks ended October 28, 2017, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended November 3, 2018 increased $10.0 million, or 3.4%, to $299.2 from $289.3 million for the thirty-nine weeks ended October 28, 2017. The increase is related to a $5.4 million increase in marketing, $2.3 million increase in sales related expenses driven by direct fulfillment and retail payroll, $1.6 million increase in depreciation and amortization and a $0.9 million increase for investments in technology, partially offset by a decrease of $0.6 million in compensation.

As a percentage of net sales, selling, general and administrative expenses were 55.9% for the thirty-nine weeks ended November 3, 2018 compared to 56.8% for the thirty-nine weeks ended October 28, 2017.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for the thirty-nine weeks ended November 3, 2018 decreased $0.2 million, or 1.1%, to $14.4 from $14.5 million for the thirty-nine weeks ended October 28, 2017. The decrease was driven by the lower balance of the Term Loan and the acceleration of $0.6 million of deferred financing costs in the second quarter of 2017 due to a voluntary principal prepayment on the Term Loan of $20.0 million made in June 2017, partially offset by the impact of higher interest rates.

Provision for Income Taxes

The provision for income taxes was $10.4 million for the thirty-nine weeks ended November 3, 2018 compared to $16.9 million for the thirty-nine weeks ended October 28, 2017. Our effective tax rates for the same periods were 26.8% and 39.4%, respectively. The decrease in the effective tax rate was primarily due to new U.S. tax legislation under the TCJA.

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

Capital expenditures were $14.0 million for the thirty-nine weeks ended November 3, 2018 compared to $22.3 million for the thirty-nine weeks ended October 28, 2017.  The decrease in capital expenditures in Fiscal Year 2018 was due primarily to a decrease in spending on stores investments and technology projects.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirty-Nine Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$50,028	$54,535
Net cash used in investing activities	(14,017)	(22,325)
Net cash used in financing activities	(2,099)	(19,872)

Net Cash provided by Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended November 3, 2018 was $50.0 million. Key elements of cash provided by operating activities were (i) net income of $28.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $27.7 million, primarily driven by depreciation and amortization, equity-based compensation and noncash amortization of deferred financing and debt discount costs, partially offset by deferred income taxes, and (iii) an increase in net operating assets and liabilities of $6.1 million, primarily driven by prepaid expenses and other current assets as well as accounts payable and accounts receivable, partially offset by other noncurrent assets and liabilities and inventory.

Net cash provided by operating activities during the thirty-nine weeks ended October 28, 2017 was $54.5 million. Key elements of cash provided by operating activities were (i) net income of $26.0 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $27.5 million, primarily driven by depreciation and amortization and non-cash amortization of deferred financing and debt discount costs, and (iii) a decrease in net operating assets and liabilities of $1.0 million, primarily driven by cash provided by prepaid expenses and other current assets, accounts payable and other noncurrent assets and liabilities, partially offset with increases in accounts receivable and inventory.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended November 3, 2018 was $14.0 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the thirty-nine weeks ended October 28, 2017 was $22.3 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during the thirty-nine weeks ended November 3, 2018 was $2.1 million, which was the scheduled repayment of our Term Loan.

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

Credit Facilities

At November 3, 2018 and February 3, 2018 there were no loan amounts outstanding under the ABL Facility. At November 3, 2018 and February 3, 2018 the Company had outstanding letters of credit in the amounts of $1.8 million and $1.6 million, respectively, and had a maximum additional borrowing capacity of $38.2 million and $38.4 million, respectively.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirty-nine weeks ended November 3, 2018, there were no material changes in the contractual obligations as of February 3, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of November 3, 2018, there was no outstanding balance under the ABL Facility, and $1.8 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.2 million and the amount outstanding under the Term Loan had decreased to $246.1 million as a result of the scheduled repayments. We currently do not engage in any interest rate hedging activity. Based on the interest rate on the ABL Facility at November 3, 2018, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.3 million during Fiscal Year 2018.

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

Changes to Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended November 3, 2018 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

J.Jill, Inc.

Date: December 13, 2018	By:	/s/ Linda Heasley
Linda Heasley
Chief Executive Officer and Director

Date: December 13, 2018	By:	/s/ David Biese
David Biese
Executive Vice President, Chief Financial and Operating Officer