Form 10-K
period 2019-02-02
J.Jill, Inc.
filed 2019-04-08
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on NYSE Stock Market on August 4, 2018, was $101,858,327.

The number of shares of registrant’s Common Stock outstanding as of April 8, 2019 was 43,916,374.

Documents Incorporated by Reference

Portions of Part II of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

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

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Important factors that could cause our results to vary from expectations include, but are not limited to:

•	our ability to successfully expand and increase sales;
•	our ability to maintain and enhance a strong brand image;
•	our ability to successfully optimize our omnichannel operations and maintain a relevant and reliable omnichannel experience;
•	our ability to generate adequate cash from our existing business to support our growth;
•	our ability to identify and respond to new and changing customer preferences;
•	our ability to compete effectively in an environment of intense competition;
•	our ability to contain the increase in the cost of shipping our merchandise, mailing catalogs, paper and printing;
•	our ability to acquire new customers in a cost-effective manner;
•	the success of the locations in which our stores are located and our ability to open and operate new retail stores on a profitable basis;
•	our ability to adapt to changes in consumer spending and general economic conditions;
•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•	increases in costs of raw materials, distribution and sourcing costs and in the costs of labor and employment;
•	the susceptibility of the price and availability of our merchandise to international trade conditions;
•	failure of our suppliers and their manufacturing sources to use acceptable labor or other practices;
•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•	failure of our information technology systems to support our current and growing business;
•	disruptions in our supply chain and distribution and customer contact center;
•	our ability to protect our trademarks or other intellectual property rights;
•	infringement on the intellectual property of third parties;
•	acts of war, terrorism or civil unrest;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;
•	our ability to secure the personal information of our customers and employees and comply with applicable security standards;
•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;
•	our failure to maintain adequate internal controls over our financial and management systems;
•	increased costs as a result of being a public company, particularly after we are no longer an “emerging growth company”; and

•	other risks, uncertainties and factors set forth in this Annual Report, including those set forth under “Item 1A. Risk Factors.”

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

PART I

Item 1. Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “J.Jill,” “we,” “us,” and “our” refer to J.Jill, Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to ‘Fiscal Year 2018’ refer to the fiscal year ended February 2, 2019, references to “Fiscal Year 2017” refer to the fiscal year ended February 3, 2018, and references to “Fiscal Year 2016” refer to the fiscal year ended January 28, 2017. Fiscal Years 2018 and 2016 are comprised of 52 weeks and Fiscal Year 2017 is comprised of 53 weeks.

Company Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 280 stores nationwide and a robust E-commerce platform. J.Jill is headquartered outside Boston.

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

Customer

While women of all ages are attracted to our brand, our targeted customer is 45 years and older, is college educated and has an annual household income of approximately $150,000. She leads a busy, yet balanced life, as she works outside the home, is involved in her community and has a family with children. She values comfort, ease and versatility in her wardrobe, in addition to quality fabrics and thoughtful details. She is fashion conscious and looks to J.Jill to interpret current trends relevant to her needs and lifestyle. She is tech savvy, but also loves the J.Jill store experience and frequently engages with us across all channels.

As our customers increase their tenure with our brand, they tend to spend more and purchase more frequently. Additionally, as we retain customers over time, they tend to migrate from single channel customers to more valuable omnichannel customers. Omnichannel customers comprised 22% of our active customer base for Fiscal Year 2018, 23% for Fiscal Year 2017, and 22% in Fiscal Year 2016.

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

Product Design and Development

We offer 12 merchandise collections that are introduced approximately every four weeks and designed and delivered to provide a consistent flow of fresh products. All of our merchandise is designed in-house, and we create newness through the use of different fabrics, colors, patterns and silhouettes. We introduce each collection simultaneously in our retail stores, on our website and in our catalogs. We support each collection with sequenced floor sets, continuous website updates and 24 corresponding catalog editions in addition to coordinated marketing activities. Our new product development lifecycle typically takes 48 weeks from design concept through delivery. We leverage customer feedback and purchasing data from our customer database along with continual collaborative hindsighting to guide our product and merchandising decision making. The close coordination between our teams ensures that our product and brand message is clearly communicated to our customers across all channels.

Channel

Driven by our direct-to-consumer heritage, we have a well-diversified and profitable omnichannel platform. We strive to deliver a seamless brand experience to our customer, wherever and whenever she chooses to shop across our retail stores, website and catalogs. Our sales channels reinforce one another and drive traffic to each other, and we deliver a consistent brand message by coordinating the release of our monthly product collection across channels, allowing our customers to experience a uniform brand message. We believe that our customers’ buying decisions are influenced by this consistent messaging and experience across sales channels. We consistently work towards migrating customers from a single-channel customer to a more valuable, omnichannel customer over time.

Retail Channel

Our Stores

Our retail channel represented 58.4% of net sales for Fiscal Year 2018. As of February 2, 2019, we operated 282 stores across 42 states with approximately half located in lifestyle centers and the remaining in premium malls; all our stores are leased. Our stores range in size from approximately 2,000 to 6,000 square feet, and the average store is approximately 3,700 square feet.

Our store designs showcase our brand, while elevating and simplifying the J.Jill shopping experience. Our stores provide a welcoming, easy-to-shop format that guides her through clearly merchandised product stories. With natural materials, comfortable fabrics and elegant seating areas, the atmosphere is aspirational, yet attainable. When she cannot find an item in-stock at her local store, our concierge service leverages our in-store ordering platform and ships products to her home.

Site Selection

We believe our store expansion model supports our ability to grow our store footprint in both new and existing markets across the United States with the potential to simultaneously enhance our direct channel sales by migrating single-channel customers to omnichannel customers. New store locations are evaluated on various factors, including customer demographics within a market, concentration of existing customers, location of existing stores and center tenant quality and mix. We leverage our customer database, including purchasing history and customer demographics, to determine geographic locations that may benefit from a retail store. We target opening new stores in high traffic locations with desirable demographic characteristics and favorable lease economics. We believe we have the opportunity to add up to 75 stores to our current store base of 282. We plan to open 10 to 12 new stores in Fiscal Year 2019. We also selectively close underperforming stores.

The following table shows new store openings since Fiscal Year 2014. The stores opened in the last three years were primarily in lifestyle centers.

		Total Stores at
	Total Stores	the End of the
Store Open Year	Opened	Fiscal Year
Fiscal Year 2014	19	248
Fiscal Year 2015	15	261
Fiscal Year 2016	15	275
Fiscal Year 2017	9	276
Fiscal Year 2018	13	282

Direct Channel

Our direct channel, which represented 41.6% of total net sales for Fiscal Year 2018, consists of our website and catalog orders. Within our direct channel, E-commerce represented 90% of Fiscal Year 2018 direct channel net sales and phone orders represented 10% of Fiscal Year 2018 direct channel net sales.

At the end of Fiscal Year 2017, we upgraded our website, www.jjill.com, from a proprietary platform to a new, enhanced platform. We believe the improved capabilities of the new platform improved our customers’ shopping experience and engagement by featuring updates on new collections, guidance on how to wardrobe and wear our products and the ability to chat live with a sales representative.  In Fiscal Year 2018, we further enhanced our website with value-added services such as PayPal and Fit Predictor.

Our website also provides customers with a broader range of colors and sizes than available in our stores. Additionally, we leverage our website as an inventory clearance vehicle, which allows us to keep our retail store products fresh and representative of our newest collection.

Competitive Strengths

Distinct, Well-Recognized Brand. The J.Jill brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. We have cultivated a differentiated brand and through our commitment to our customer and our brand building activities, we have created significant brand trust and an emotional connection with our customers.

Omnichannel Business. We have developed an omnichannel business model comprised of our retail stores and our direct channel. Our retail and direct channels complement and drive traffic to one another, and we leverage our targeted marketing initiatives to acquire new customers across channels. We consistently work towards migrating customers from a single-channel customer to a more valuable, omnichannel customer over time.

Data-Centric Approach That Drives Consistent Profitability and Mitigates Risk. We believe we have industry-leading data capture capabilities that allow us to match approximately 97% of transactions to an identifiable customer. We use our extensive customer database to track and effectively analyze customer information (e.g., name, address, age, household income and occupation) as well as contact history (e.g., catalog and email). We also have significant visibility into our customers’ transaction behavior (e.g., orders, returns, order value, including purchases made across our channels). As such, we can identify a single-channel customer who purchases a product through our website, our retail store or our catalogs, as well as an omnichannel customer who purchases in more than one channel. We continually leverage this database and apply our insights to operate our business as well as to acquire new customers and then create, build and maintain a relationship with each customer to drive optimum value.

Affluent and Loyal Customer Base. We target an attractive demographic of affluent women 45 years and older. With an average annual household income of approximately $150,000, our customer has significant spending power. Our private label credit card program also drives customer loyalty and encourages spending. We believe we will continue to develop long-term customer relationships that can drive profitable sales growth.

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

Highly Experienced Leadership Team. In Fiscal Year 2018, there were significant changes to our senior management team, including the replacement of the President and Chief Executive Officer and the hiring of newly created positions including an Executive Vice President and Chief Marketing and Brand Development Officer, Senior Vice President and Chief Merchandising Officer, and Senior Vice President of Design.  Our leadership team has experience with leading global organizations and on average over 25 years of industry experience with significant expertise in merchandising, marketing, stores, E-commerce, human resources, and finance.

Growth Strategy

Key drivers of our growth strategy include:

Grow Size and Value of Our Customer Base. We have a significant opportunity to continue to attract new customers to our brand and to grow the size and value of our active customer base across all channels. We believe that target demographic of women 45 years and older, is relatively underserved by media and the industry.  We are refining our Brand Position to further attract these remarkable women who do not define themselves by age, size, profession, nor confine themselves by artificial boundaries or the expectations of others. We plan to continue positioning our marketing investment to drive growth through the acquisition of new customers, reactivation of lapsed customers, and the retention of existing customers. Through our various business initiatives, we believe we will continue to attract new customers to our brand, migrate from single-channel to more profitable omnichannel customers and increase overall customer spend.

Increase Direct Sales. Given our strong foundation and continued website enhancements, we believe we can leverage our direct platform to broaden our customer reach and drive additional sales.  We are undertaking initiatives to further develop our website to provide a more personalized shopping experience with more features and services for our customers.  The website also provides enhanced capability to engage customers on mobile devices, improved access to product information and the ability to better connect with the brand on social media.

Profitably Expand Our Store Base. Based on our proven new store economics, we believe that we have the potential to grow our store base by up to 75 stores from our total of 282 stores as of February 2, 2019. We target new locations in lifestyle centers and premium malls, and plan to open 10 to 12 new stores in Fiscal Year 2019.

Strengthen Omnichannel Capabilities. Our profitable store channel is enhanced by store associates who bridge the experience between the channels by helping our customer access our on-line exclusive product, sign her up for emails, encourage her to seek us out on Facebook, Instagram or Pinterest, and generally remind her that she can access us many ways.  Concurrently, we remain focused on driving traffic and engagement with our website.  We plan to continue enhancing the website with value-added services and growing our email file while optimizing our email contact strategy, including increased personalization.  We expect that these improvements will facilitate a more cohesive and seamless shopping experience for our customer, wherever and whenever she chooses to shop. We plan to continue leveraging our insight into customer attributes and behavior, which will guide strategic investments in our business.

Enhance Product Assortment. We believe there is an opportunity to grow our business by selectively broadening and enhancing our assortment in certain product categories, including our Pure Jill and Wearever sub-brands, our Women’s and Petite’s businesses, and accessories.  We also believe we have the opportunity to continue to optimize our assortment architecture and productivity by delivering the right mix and flow of fashion and basics to our channels.  In addition, we expect to continue delivering high quality customer focused product assortments across each of our channels, while strengthening visual merchandising and maintaining a balance between newness and core staples.

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

Our catalogs are an integral part of our business along with digital and social media. As one of our primary marketing vehicles, our catalogs promote and reinforce our brand image and drive customer acquisition and engagement across all of our channels. We produce 24 annual editions of our catalog that, when combined with online marketing, drives customer acquisition and engagement across all sales channels.  As on our website and in our retail stores, our catalogs reflect our product offering in settings that align with our merchandise segments, including our sub-brands, and provide guidance on styling and wardrobing. Our catalogs are designed in-house, providing us with greater creative control as well as effectively managing our production costs.

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

We offer a private label credit card program through an agreement with Comenity Capital Bank (“ADS”), under which they own the credit card receivables. All credit card holders receive invitations to exclusive customer events and promotions including special purchase events four times per year, a special offer for her birthday, and a 5% discount when purchases are made on the card. We promote the benefits of the credit card throughout our retail stores, our website and our catalogs through banner ads, signage and customer service and selling associate representatives. Additionally, we leverage regional print advertising to promote the card and its benefits to new and existing customers. We believe that our credit card program encourages customer loyalty, repeat visits and additional spending. In Fiscal Year 2018, 56% of our gross sales were generated by our credit card holders.

Sourcing and Supply Strategy

We outsource the manufacturing of our products. In order to efficiently source our products, we work primarily with agents who represent suppliers and factories. In Fiscal Year 2018 approximately 80% of our products were sourced through agents and 20% were sourced directly from suppliers and factories. We currently work with three primary agents that help us identify quality suppliers and coordinate our manufacturing requirements. Additionally, the agents manage the development of samples of merchandise produced in the factories, inspect finished merchandise, ensure the timely delivery of goods and carry out other administrative and oversight functions on our behalf. We source the remainder of our products by interacting directly with suppliers and factories both domestically and abroad.

Agents work with approximately 25 suppliers on our behalf. We source our merchandise globally from seven countries with the top three by volume being China, India and Vietnam. No single supplier accounts for more than 20% of merchandise purchased.

We have been evaluating our supply chain and product development processes, and are planning to shorten our go-to-market calendar to ensure we offer relevant, wear-now product. We have no long-term merchandise supply contracts as we typically transact business on an order-by-order basis to maintain flexibility. We believe our strong relationships with suppliers have provided us with the ability to negotiate favorable pricing terms, further improving our overall cost structure and profitability. Our dedicated sourcing team actively negotiates and manages product costs to deliver initial mark-up objectives. The team further focuses on quality control to ensure that merchandise meets required technical specifications and inspects the merchandise to ensure it meets our strict standards, including regular in-line inspections while goods are in production. Upon receipt, merchandise is further inspected on a test basis for consistency in cut, size and color, as well as for conformity with specifications and overall quality of manufacturing. Our sourcing team ensures that the customer has a consistent product and satisfying brand experience regardless of product size, color or collection.

Omnichannel Distribution and Customer Contact Center

We lease our 520,000 square foot state-of-the-art distribution and customer contact center in Tilton, New Hampshire. The facility manages the receipt, storage, sorting, packing and distribution of merchandise for our retail and direct channels. Retail stores are replenished at least twice a week from this facility and shipped by third-party delivery services, providing our retail stores with a steady flow of new inventory that helps to maintain product freshness. Our distribution system is designed to operate in a highly-efficient and cost-effective manner, including our ability to profitably support individual direct orders which we believe differentiates ourselves from our competitors. In Fiscal Year 2018, the distribution center handled 37 million units, split between 19 million retail (51%) and 18 million direct (49%), and we believe this facility is sufficient to support our future growth.

The customer contact center is an extension of our brand, providing a consistent customer experience at every stage of a purchase across all of our channels. In Fiscal Year 2018, we managed approximately 4.4 million customer interactions through our in-house customer contact center in Tilton, New Hampshire. Our customer contact center is responsible for nearly all live customer interactions, other than in retail stores, including order taking and further serves as an important feedback loop in gathering customer responses to our brand, product and service. We continue to refine and improve our contact center strategy and experience to support the constantly evolving digital landscape.

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

We plan to significantly enhance our information systems beginning in Fiscal Year 2019 to support future growth.  This enhancement is planned to include a new front-end system which is expected to give additional information both to our associates and to our customers.  This should enhance visibility into our inventory across channels and should enable enhanced digital capability for interactions between the store associates and the customer prior to a store visit.  This investment will focus on easy, seamless interactions for our customer and streamlining the order life cycle across channels.

Seasonality

While the retail business is generally seasonal in nature, we have historically not experienced significant seasonal fluctuations in our sales. Our merchandise offering drives consistent sales across seasons with no quarter contributing more than 26% of total annual net sales in Fiscal Year 2018.

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

Employees

As of February 2, 2019, we employed 1,498 full-time and 2,472 part-time employees. Of these employees, 385 are employed in our headquarters in Quincy, Massachusetts, 3,136 are employed in our retail stores and 449 work in our distribution and customer contact center and administrative office in Tilton, New Hampshire. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs.

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

The women’s apparel industry is highly competitive.  We compete with local, regional, national and international retail chains and department stores, specialty and discount stores, catalogs, internet and E-commerce businesses offering similar categories of merchandise.  We face a variety of competitive challenges, including price pressure, anticipating and quickly responding to changing customer demands or preferences, maintaining favorable brand recognition and effectively marketing our merchandise to our customers in diverse demographic markets, sourcing merchandise efficiently and developing merchandise assortments in styles that appeal to our customers in ways that favorably distinguish us from our competitors.  In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices, may increase our competition. The internet and other new technologies facilitate competitive entry and comparison shopping, and increased competition may reduce our sales and profits.  We strive to offer an omnichannel shopping experience for our customers that enhances their shopping experiences.  Omnichannel retailing is constantly evolving and we must keep pace with changing customer expectations and new developments by our competitors.  Furthermore, many of our competitors have advantages over us, including substantially greater financial, marketing and other resources.  Increased levels of promotional activity by our competitors, some of whom may be able to adopt more aggressive pricing policies than we can, both on our website and in stores, may negatively impact our sales and profitability.  There can be no assurances that we will be able to compete successfully with these companies in the future.  In addition to competing for sales, we compete for favorable store locations, lease terms and qualified sales associates and professional staff.  Increased competition in these areas may result in higher costs and reduced profitability, which could have a material adverse effect on our business, financial condition and results of operations.

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

Sales through our direct channel, of which our E-commerce business constitutes the vast majority, accounted for approximately 41.6% of our total net sales for Fiscal Year 2018.  Our business, financial condition and results of operations are dependent on maintaining our E-commerce business and expanding this business is an important part of our strategy to grow through our omnichannel operations.  Dependence on our E-commerce business and the continued growth of our direct and retail channels subjects us to certain risks, including:

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

In particular, the level of customer traffic and volume of customer purchases through our direct channel, which accounted for approximately 41.6% of our net sales for Fiscal Year 2018, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our merchandise.  If we are unable to maintain and increase customers’ use of our E-commerce platform, and the volume of purchases declines, our business, financial condition and results of operations could be adversely affected.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacturing of all of our merchandise, primarily through the use of agents.  In Fiscal Year 2018, approximately 80% of our products were sourced through agents and 20% were sourced directly from suppliers and factories.  Our merchandise is manufactured to our specifications primarily by factories outside of the United States.  Some of the factors that might affect a supplier’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards are outside of our control, including inclement weather, natural disasters, political and financial instability, legal and regulatory developments, strikes, health concerns regarding infectious diseases, and acts of terrorism.  Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brand’s reputation.  Late delivery of merchandise or delivery of merchandise that does not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items.  These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

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

We source our imported merchandise from six countries with the top three by volume including China, India, and the Philippines. Approximately 85% of our products were sourced in southeast Asia in Fiscal Year 2018.  Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations.  Many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere.  We compete with other companies for production facilities and import quota capacity.  While substantially all of our foreign purchases of our merchandise are negotiated and paid for in U.S. dollars, the cost of our merchandise may be affected by fluctuations in the value of relevant foreign currencies.

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

The protection of our data, which includes both potential cyber-attacks as well as any potential failure to comply with data protection laws and regulations, could subject us to sanctions and damages and could harm our reputation and business.

We collect and process personal data as part of our business.  As a result, we are subject to U.S. data protection laws and regulations at both the federal and state levels.  The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues.  The strategic use of our customer data base, including interactions with our customers, marketing efforts and analysis of customer behavior, rely on the collection, retention and use of customer data and may be affected by these laws and regulations and their interpretation and enforcement.  Alleged violations of laws, regulations or contractual obligations relating to privacy and data protection, and any relevant claims, may expose us to potential liability, require us to expend significant resources in responding to and defending such allegations and claims, and result in negative publicity and a loss of confidence in us by our customers, all of which could have an adverse effect on our business, financial condition and results of operations.  Further, it is unclear how the laws and regulations relating to the collection, process and use of personal data will further develop in the United States, and to what extent this may affect our operations in the future.  Any failure to comply with data protection laws and regulations, or future changes required to the way in which we use personal data could have a material adverse effect on our business, financial condition and results of operations.

In addition, information security threats, particularly cyber security threats, could pose risks to the security of our systems and networks, and the confidentiality, availability and integrity of our data. As techniques used in cyber-attacks evolve, we may not be able to timely detect threats or anticipate and implement adequate security measures. Our information technology systems and databases have been and will continue to be subject to computer viruses, malware attacks, unauthorized user attempts, phishing and denial of service and other cyber-attacks.  Any potential breach of our information technology systems and databases could have a material adverse effect on our business, financial condition and results of operations.

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

The loss of the services of any of our senior executives could have a material adverse effect on our business, financial condition and results of operations, as we may not be able to find suitable management personnel to replace departing executives on a timely basis.  In addition, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel.  There is a high level of competition for personnel in the retail industry.  Our inability to meet our staffing requirements in the future could impair our ability to increase revenue and could otherwise harm our business.

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

Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results.  Changes in tax laws, such as the U.S. Tax Cuts and Jobs Act, may result in uncertainty as to how tax laws will be applied to us and require us to perform computations that were not required previously.

We source the majority of our merchandise from manufacturers located outside of the U.S., including a significant amount from Asia.  Developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

Our goodwill and indefinite-lived intangible assets, which consist of goodwill from the controlling interest in the company held by JJill Holdings, Inc. and JJill Topco Holdings, LP, and our trade name, represented a significant portion of our total assets as of February 2, 2019.  Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Such indicators are based on market conditions and the operational performance of our business.

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

The Financial Accounting Standards Board, or FASB, recently adopted new accounting rules, to be effective for fiscal years beginning after December 2018 that will require companies to recognize all leases on their balance sheets by recording a lessee’s rights and obligations.  When the rules are effective, we will be required to account for the leases for stores as assets and liabilities on our balance sheet, where previously we accounted for such leases on an “off balance sheet” basis.  As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease related expenses.  Though these changes will not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics, as well as third-party financial models regarding our financial condition. See our consolidated financial statements and Note 3 thereto for a discussion of the lease accounting standards adoption.

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

We will continue to incur significant costs and devote substantial management time as a result of operating as a public company, particularly after we are no longer an “emerging growth company.”

As a public company, we will continue to incur significant legal, accounting and other expenses.  For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, and the New York Stock Exchange (“NYSE”), our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Compliance with these requirements will result in significant legal and financial compliance costs and will make some activities more time consuming and costly.  In addition, our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

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

TowerBrook Capital Partners LP controls a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the NYSE corporate governance standards.  Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

We have 43,672,418 outstanding shares of common stock.  The number of outstanding shares of common stock includes 31,028,557 shares, including shares controlled by TowerBrook, that are “restricted securities,” as defined under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and eligible for sale in the public market subject to the requirements of Rule 144. Sales of significant amounts of stock in the public market could adversely affect prevailing market prices of our common stock.

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

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.  Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. In Fiscal Year 2017, we, certain of our officers and directors, and the underwriters of our initial public offering were named as defendants in securities class actions purportedly brought on behalf of purchasers of our common stock. Any future securities class actions, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, financial condition and results of operations.

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

We have filed registration statements with the SEC on Form S-8 providing for the registration of 6,069,213 shares of our common stock issued or reserved for issuance to our employees.  Subject to the satisfaction of vesting conditions, shares registered under the registration statements on Form S-8 will be available for resale immediately in the public market without restriction.  From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions.  The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

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

As of February 2, 2019, we operated 282 stores in 42 states. Of these stores, approximately half are located in lifestyle centers and half in premium malls. The average size of our stores is approximately 3,700 square feet. All of our retail stores are leased from third parties and new stores historically have had terms of ten years. The average remaining lease term is 5 years. A portion of our leases have options to renew for periods up to five years. Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.

The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2018 – 2020	56
2021 – 2023	102
2024 – 2026	80
2027 and later	44

The table below sets forth the number of retail stores by state that we operated as of February 2, 2019.

	Number		Number		Number
State	of Stores	State	of Stores	State	of Stores
Alabama	6	Kentucky	2	New York	12
Arizona	6	Louisiana	5	North Carolina	9
Arkansas	3	Maine	1	Ohio	10
California	29	Maryland	7	Oklahoma	3
Colorado	7	Massachusetts	13	Oregon	5
Connecticut	8	Michigan	10	Pennsylvania	11
Delaware	1	Minnesota	8	Rhode Island	1
Florida	11	Mississippi	1	South Carolina	4
Georgia	10	Missouri	5	Tennessee	9
Idaho	1	Nebraska	2	Texas	19
Illinois	16	Nevada	2	Utah	1
Indiana	2	New Hampshire	1	Virginia	11
Iowa	3	New Jersey	14	Washington	5
Kansas	2	New Mexico	1	Wisconsin	5

Item 3. Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. This lawsuit was eventually consolidated with two similar actions. On December 20, 2018, the court allowed the Company’s motion to dismiss.  The time for the plaintiffs to appeal the court’s dismissal of the action has passed.

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

The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the Fiscal Year 2018 and 2017 quarters ended, respectively:

	Fiscal Year 2018		Fiscal Year 2017
	High	Low	High	Low
First	$9.10	$4.17	$14.40	$12.00
Second	$9.62	$4.91	$13.71	$10.94
Third	$8.90	$4.84	$12.43	$4.74
Fourth	$6.56	$4.54	$8.95	$4.84

Holders of Record

As of February 2, 2019, there were approximately 20 holders of record of our common stock. This number does not include beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Since its initial public offering, the Company had not declared or paid any cash dividend as of February 2, 2019. On April 1, 2019, the Company paid a special cash dividend of approximately $50.0 million to the shareholders of J.Jill, Inc.

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

Performance Graph

The following graph shows a comparison from March 9, 2017 (the date our common stock commenced trading on the NYSE) through February 2, 2019 of the cumulative total return for our common stock, the S&P 500 Index and an S&P Retail Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the S&P Retail Index as of the market close on March 9, 2017. Such returns are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 6. Selected Financial Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated. As more fully described below, the periods are presented as “Predecessor” or “Successor”, depending on whether they relate to periods preceding or periods succeeding the acquisition of all of our outstanding equity interests on May 8, 2015. The selected consolidated statements of operations data for the Fiscal Years ended February 2, 2019 (Successor), February 3, 2018 (Successor), January 28, 2017 (Successor) and the selected consolidated balance sheet data as of February 2, 2019 (Successor) and February 3, 2018 (Successor) are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statements of operations data for the Fiscal Years May 8, 2015 to January 30, 2016 (Successor), from February 1, 2015 to May 7, 2015 (Predecessor), and the Fiscal Years ended January 30, 2016 (Successor) and January 31, 2015 (Predecessor) and the consolidated balance sheet data as of January 28, 2017 (Successor), January 30, 2016 (Successor), and January 31, 2015 (Predecessor) from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical audited results are not necessarily indicative of the results that should be expected in any future period.

The Company's fiscal year ends on the Saturday, in January or February, nearest the last day of January, resulting in an additional week of results every five or six years. All fiscal years for which financial information is set forth below contained 52 weeks, except for the fiscal year ended February 3, 2018, which contained 53 weeks.

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

For purposes of presenting a comparison of our Fiscal Years 2018, 2017, 2016, and 2014 results, in addition to standalone results for the 2015 Successor Period and 2015 Predecessor Period, we have also presented supplemental unaudited pro forma consolidated financial and other data for the fiscal year ended January 30, 2016. The unaudited pro forma consolidated statement of operations for the fiscal year ended January 30, 2016 has been derived from the historical audited statements of operations included in our Fiscal Year 2017 Annual Report on Form 10-K, and represents the addition of the 2015 Successor Period and the 2015 Predecessor Period and gives effect to certain transactions, as described in our Fiscal Year 2017 Annual Report on Form 10-K. We believe that this presentation provides meaningful information about our results of operations on a period to period basis. The unaudited pro forma consolidated statement of operations is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the transactions had occurred as of the date indicated or what the results of operations would be for any future periods.

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

	Successor				Predecessor	Pro Forma (1)	Predecessor
(in thousands, except share and per share data)	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period from May 8, 2015 to January 30, 2016	For the Period from February 1, 2015 to May 7, 2015	For the Fiscal Year Ended January 30, 2016	For the Fiscal Year Ended January 31, 2015
Statements of Operations Data:
Net sales	$706,262	$698,145	$639,056	$420,094	$141,921	$562,015	$483,400
Costs of goods sold	245,982	234,065	211,117	155,091	44,232	188,852	164,792
Gross profit	460,280	464,080	427,939	265,003	97,689	373,163	318,608
Selling, general and administrative expenses	399,042	394,893	368,525	246,482	80,151	331,752	279,557
Acquisition-related expenses	—	—	—	8,560	13,341	—	—
Operating income	61,238	69,187	59,414	9,961	4,197	41,411	39,051
Interest expense, net	19,064	19,261	18,670	11,893	4,599	16,893	17,895
Income before provision for income taxes	42,174	49,926	40,744	(1,932)	(402)	24,518	21,156
Income tax provision (benefit)	11,649	(5,439)	16,669	2,322	1,499	10,223	10,860
Net income (loss)	$30,525	$55,365	$24,075	$(4,254)	$(1,901)	$14,295	$10,296
Net income per common share attributable to common shareholders (1):
Basic	$0.71	$1.32	$0.55	$(0.10)	$(0.04)	$0.33	$0.24
Diluted	$0.69	$1.27	$0.55	$(0.10)	$(0.04)	$0.33	$0.24
Weighted average number of common shares outstanding (1):
Basic	42,771,316	41,926,157	43,747,944	43,747,944	43,747,944	43,747,944	43,747,944
Diluted	44,239,751	43,571,746	43,747,944	43,747,944	43,747,944	43,747,944	43,747,944
Other Financial Data:
Adjusted EBITDA(2)	$103,471	$113,476	$106,220	$59,699	$23,672	$81,955	$65,720
Adjusted EBITDA margin(3)	14.7%	16.3%	16.6%	14.2%	16.7%	14.6%	13.6%

	Successor				Predecessor
(in thousands)	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
Balance Sheet data (at end of period):
Cash	$66,204	$25,978	$13,468	$27,505	$604
Net operating assets and liabilities (4)	8,772	3,769	6,414	3,477	(8,055)
Total assets	626,988	597,557	568,305	582,032	278,232
Current and non-current portions of long-term debt, net of discount and debt issuance cost	240,263	241,680	267,239	239,978	82,369
Preferred capital	—	—	—	—	72,824
Total equity	213,795	179,316	122,864	166,571	(1,317)

(1) Refer to the Company’s “Management Discussion and Analysis of Financial Condition and Results of Operations Supplemental Unaudited Pro Forma Consolidated Financial Information” derived from our audited consolidated financial statements included in our Fiscal Year 2017 Annual Report on Form 10-K for information regarding our presentation of the pro forma fiscal year ended January 30, 2016.  Pro forma adjustments do not impact the weighted average number of basic or diluted common shares outstanding during the period.  Accordingly, basic and diluted EPS for the pro forma fiscal year ended January 30, 2016 is impacted only as a result of pro forma adjustments to net income attributable to common shareholders.

(2) Adjusted EBITDA represents net income plus interest expense, income tax (benefit) provision, depreciation and amortization, the amortization of the step-up to fair value of merchandise inventory resulting from the application of a purchase accounting adjustment related to the Acquisition, certain Acquisition-related expenses, sponsor fees, equity-based compensation expense, write-off of property and equipment and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because our management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. Adjusted EBITDA is not a measurement of financial performance under GAAP. It should not be considered an alternative to net income as a measure of our operating performance or any other measure of performance derived in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items, or affected by similar nonrecurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. We recommend that you review the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, under “Management Discussion and Analysis of Financial Condition and Result of Operations - Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin” and not rely solely on Adjusted EBITDA or any single financial measure to evaluate our business.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Fiscal Year 2018, 2017, and 2016 ended on February 2, 2019, February 3, 2018, and January 28, 2017, respectively. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. Fiscal Years 2018 and 2016 were each comprised of 52 weeks while Fiscal Year 2017 was comprised of 53 weeks.

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 280 stores nationwide and a robust E-commerce platform. J.Jill is headquartered outside Boston.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations.  These initiatives include our E-commerce site, which was re-platformed in Fiscal Year 2017, and our recently launched initiative to upgrade and enhance our information systems. Although initiatives of this nature are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods.

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

Gross profit is equal to our net sales less costs of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin. Costs of goods sold includes the direct costs of sold merchandise, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to liquidate these products. Changes in the assortment of our products may also impact our gross profit. The timing and level of markdowns are driven by customer acceptance of our merchandise. Certain of our competitors and other retailers may report costs of goods sold differently than we do. As a result, the reporting of our gross profit and gross margin may not be comparable to other companies.

The primary drivers of the costs of goods sold are raw materials, which fluctuate based on certain factors beyond our control, including labor conditions, transportation or freight costs, energy prices, currency fluctuations and commodity prices. We place orders with merchandise suppliers in United States dollars and, as a result, are not exposed to significant foreign currency exchange risk.

Selling, general and administrative expenses include all operating costs not included in costs of goods sold. These expenses include all payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. These expenses also include marketing expense, including catalog production and mailing costs, warehousing, distribution and shipping costs, customer service operations, consulting and software services, professional services and other administrative costs.

Our historical revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant increases were in occupancy costs associated with retail store expansion, and in marketing and payroll investments.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA, represents net income plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, write-off of property and equipment, and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

While we believe that Adjusted EBITDA is useful in evaluating our business, Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool. Adjusted EBITDA should not be considered an alternative to, or substitute for, net income (loss), which is calculated in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces the usefulness of Adjusted EBITDA as a tool for comparison. We recommend that you review the reconciliation and calculation of Adjusted EBITDA and Adjusted EBITDA margin to net income, the most directly comparable GAAP financial measure, below and not rely solely on Adjusted EBITDA or any single financial measure to evaluate our business.

Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented:

(in thousands)	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017
Statements of Operations Data:
Net income	$30,525	$55,365	$24,075
Interest expense, net	19,064	19,261	18,670
Income tax provision (benefit)	11,649	(5,439)	16,669
Depreciation and amortization	36,749	35,052	36,219
Equity-based compensation expense	4,010	782	624
Write-off of property and equipment(a)	128	586	385
Impairment of long lived assets(b)	—	2,164	—
Special bonus	—	624	—
Other non-recurring expenses(c)	1,346	5,081	9,741
Prior period adjustment for tenant allowance (d)	—	—	(163)
Adjusted EBITDA	$103,471	$113,476	$106,220
Net sales	$706,262	$698,145	$639,056
Adjusted EBITDA margin	14.7%	16.3%	16.6%

(a)	Represents the net gain or loss on the disposal of fixed assets.
(b)	Represents the impairment of assets taken in Fiscal Year 2017 associated with three underperforming retail locations.
(c)

Represents items management believes are not indicative of ongoing operating performance. These expenses are primarily composed of legal and professional fees associated with the initial public offering completed March 14, 2017 and subsequent transition to a public company. For the fiscal year ended February 2, 2019, these expenses include costs related to a CEO transition.

(d)	Represents the prior period correction to recognize lease incentives as reductions of rental expense by the lessee on a straight-line basis over the term of the new lease, in accordance with ASC 840.

Factors Affecting the Comparability of our Results of Operations

On February 24, 2017, we completed a conversion from a Delaware limited liability company named Jill Intermediate LLC into a Delaware corporation and changed our name to J.Jill, Inc. In conjunction with the conversion, all of our outstanding equity interests converted into shares of common stock. Accordingly, all historical earnings per share amounts presented in the accompanying consolidated statements of operations and comprehensive income and the related notes to the consolidated financial statements have been adjusted retroactively to reflect our conversion from a limited liability company to a corporation.

Following our conversion from a limited liability company to a corporation, J.Jill, Inc. merged with and into its direct parent company, JJill Holdings, on February 24, 2017, with J.Jill, Inc. continuing as the surviving entity. JJill Holdings did not have operations of its own, except for buyer transaction costs of $8.6 million incurred to execute the Acquisition.

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

Results of Operations

Fiscal Year Ended February 2, 2019, which is comprised of 52 weeks, compared to the 53 week period ended February 3, 2018.

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Fiscal Year Ended February 2, 2019		For the Fiscal Year Ended February 3, 2018		Change Year-over-Year
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$706,262	100.0%	$698,145	100.0%	$8,117	1.2%
Costs of goods sold	245,982	34.8%	234,065	33.5%	11,917	5.1%
Gross profit	460,280	65.2%	464,080	66.5%	(3,800)	(0.8)%
Selling, general and administrative expenses	399,042	56.5%	394,893	56.6%	4,149	1.1%
Operating income	61,238	8.7%	69,187	9.9%	(7,949)	(11.5)%
Interest expense, net	19,064	2.7%	19,261	2.8%	(197)	(1.0)%
Income before provision for income taxes	42,174	6.0%	49,926	7.1%	(7,752)	(15.5)%
Income tax provision (benefit)	11,649	1.6%	(5,439)	(0.8)%	17,088	(314.2)%
Net income	$30,525	4.4%	$55,365	7.9%	$(24,840)	(44.9)%

Net Sales

Net sales for fiscal year ended February 2, 2019 (“Fiscal Year 2018”) increased $8.1 or 1.2%, to $706.3 from $698.1 million for fiscal year ended February 3, 2018 (“Fiscal Year 2017”). This increase was primarily due to a 0.9% increase in total company comparable sales, which reflects a 4.2% increase in our active customer base.

Our direct channel was responsible for 41.6% of our net sales in Fiscal Year 2018 compared to 43.1% in Fiscal Year 2017. Our retail channel was responsible for 58.4% of our net sales in Fiscal Year 2018 and 56.9% in Fiscal Year 2017. We operated 282 and 276 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for Fiscal Year 2018 decreased $3.8 million, or 0.8%, to $460.3 million from $464.1 million for Fiscal Year 2017. The gross margin for the Fiscal Year 2018 was 65.2% compared to 66.5% for Fiscal Year 2017, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods largely in the first half of Fiscal Year 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal Year 2018 increased $4.1 million, or 1.1%, to $399.0 million from $394.9 million for Fiscal Year 2017. The increase is driven by a $4.0 million increase in marketing as well as increases of $1.8 million in technology and $1.7 million in depreciation and amortization.  This is partially offset by savings of $2.4 million in compensation and $1.1 million in sales related expenses. As a percentage of net sales, selling, general and administrative expenses were 56.5% for Fiscal Year 2018 compared to 56.6% for Fiscal Year 2017.

Interest Expense, net

Interest expense, net consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for Fiscal Year 2018 decreased by $0.2 million, or 1.0%, to $19.1 from $19.3 million for Fiscal Year 2017. The decrease was driven by the lower balance of the Term Loan due to a voluntary prepayments totaling $25.0 million during Fiscal Year 2017, and interest earned on cash which were partially offset by higher interest rates.

Provision for Income Taxes

The provision for income taxes was $11.6 million for Fiscal Year 2018 compared to an income tax benefit of $5.4 million for Fiscal Year 2017. Our effective tax rates were 27.6% and (10.9%), respectively. The U.S. Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017, significantly reduced the federal corporate income tax rate and required the Company to revalue its deferred income tax liabilities based on the lower enacted federal corporate income tax rate, resulting in a one-time benefit of $24.0 million recorded in the fourth quarter of Fiscal Year 2017.

Fiscal Year Ended February 3, 2018, which is comprised of 53 weeks, compared to the 52 week period ended January 28, 2017.

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Fiscal Year Ended February 3, 2018		For the Fiscal Year Ended January 28, 2017		Change Year-over-Year
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$698,145	100.0%	$639,056	100.0%	$59,089	9.2%
Costs of goods sold	234,065	33.5%	211,117	33.0%	22,948	10.9%
Gross profit	464,080	66.5%	427,939	67.0%	36,141	8.4%
Selling, general and administrative expenses	394,893	56.6%	368,525	57.7%	26,368	7.2%
Operating income	69,187	9.9%	59,414	9.3%	9,773	16.4%
Interest expense, net	19,261	2.8%	18,670	2.9%	591	3.2%
Income before provision for income taxes	49,926	7.1%	40,744	6.4%	9,182	22.5%
Provision for income taxes	(5,439)	(0.8)%	16,669	2.6%	(22,108)	(132.6)%
Net income	$55,365	7.9%	$24,075	3.8%	$31,290	130.0%

Net Sales

Fiscal Year 2017 increased $59.1 million, or 9.2%, to $698.1 million, from $639.1 million for fiscal year ended January 28, 2017 (“Fiscal Year 2016”). This increase was primarily due to an increase in total comparable company sales of 6.4%, which was substantially driven by a 6.8% increase in our active customer base.

Our direct channel was responsible for 43.1% of our net sales in Fiscal Year 2017 compared to 43.2% in Fiscal Year 2016. Our retail channel was responsible for 56.9% of our net sales in Fiscal Year 2017 and 56.8% in Fiscal Year 2016. We operated 276 and 275 retail stores at the end of these same periods, respectively.

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

Interest Expense, net

Interest expense, net for Fiscal Year 2017 increased by $0.6 million, or 3.2%, to $19.3 million from $18.7 million for Fiscal Year 2016. The increase in interest expense was due to higher interest rates, and higher amortization of deferred financing costs resulting from voluntary Term Loan prepayments totaling $25.0 million during Fiscal Year 2017.

Provision for Income Taxes

The income tax benefit for Fiscal Year 2017 was $5.4 million compared to an income tax provision of $16.7 million for Fiscal Year 2016. On December 22, 2017, the TCJA legislation was signed. The new U.S. tax legislation is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% (effective January 1, 2018) and a change in certain business deductions, including allowing for immediate expensing of certain qualified capital expenditures. As a result of TCJA, the Company recognized a tax benefit of $24.0 million related to the remeasurement of deferred tax assets and liabilities.  The Company’s effective tax benefit rate for Fiscal Year 2017 was 10.9%. The Company’s effective tax rate for Fiscal Year 2017, after excluding the $24.0 million impact of revaluing deferred tax liabilities, was 37.2%. The Company’s effective tax rate for Fiscal Year 2016 was 40.9%.

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

Capital expenditures were $24.7 million in Fiscal Year 2018 compared to $38.4 million during Fiscal Year 2017 and $37.1 million during Fiscal Year 2016. The decrease in capital expenditures for Fiscal Year 2018 was due primarily to a decrease on spending on stores investments and technology projects.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

(in thousands)	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017
Net cash provided by operating activities	$67,503	$76,354	$67,200
Net cash used in investing activities	(24,710)	(38,372)	(37,077)
Net cash used in financing activities	(2,567)	(25,472)	(44,160)

Net Cash provided by Operating Activities

Net cash provided by operating activities during Fiscal Year 2018 was $67.5 million. Key elements of cash provided by operating activities were (i) net income of $30.5 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $38.0 million, primarily driven by depreciation and amortization, equity-based compensation and noncash amortization of deferred financing and debt discount costs, partially offset by changes in deferred income taxes, and (iii) a decrease in net operating assets and liabilities of $1.1 million.

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

Net Cash used in Investing Activities

Net cash used in investing activities during Fiscal Year 2018 was $24.7 million, representing purchases of property and equipment related to the opening of new stores, remodeling of existing stores and upgrading our information systems.

Net cash used in investing activities during Fiscal Year 2017 was $38.4 million, representing purchases of property and equipment related to new store openings, remodeling existing stores and upgrading our information systems, including the re-platforming of our E-commerce site and implementation of a merchandise financial planning system.

Net cash used in investing activities during Fiscal Year 2016 was $37.1 million, representing purchases of property and equipment related to new store openings, remodeling existing stores and upgrading our information systems, including our merchandising system.

Net Cash used in Financing Activities

Net cash used in financing activities during Fiscal Year 2018 was $2.6 million, which was the scheduled repayment on our Term Loan.

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

Dividends

The Company did not pay any dividends in Fiscal Years 2018 or 2017. On April 1, 2019 the Company paid a special cash dividend of approximately $50.0 million to the shareholders of J.Jill, Inc.

On June 6, 2016, Jill Intermediate LLC, our predecessor entity prior to our conversion to a Delaware corporation paid a $70.0 million dividend to the partners of JJill Topco Holdings.

Credit Facilities

As described above, we entered into our Term Loan and ABL Facility in connection with the Acquisition. Concurrently, we repaid the principal and interest balances outstanding under our previous credit facilities, as required by the respective agreements upon a change-in-control transaction. At February 2, 2019 and February 3, 2018 there were no loan amounts outstanding under the ABL Facility. At those same dates,  the Company had outstanding letters of credit in the amounts of $1.8 million and $1.6 million, respectively, and had a maximum additional borrowing capacity of $38.2 million and $38.4 million, respectively. The following describes the credit facilities entered into in connection with the Acquisition.

On May 8, 2015, we entered into the seven-year Term Loan of $250.0 million in conjunction with the Acquisition. Obligations under the Term Loan are guaranteed by all of our current and future domestic restricted subsidiaries, subject to certain exceptions. Our borrowings under the Term Loan are secured by (i) first-priority liens on substantially all assets other than the ABL Priority Collateral (as defined below) and (ii) second-priority liens on the ABL Priority Collateral, in each case subject to permitted liens and certain exceptions. The Term Loan contains certain terms and conditions which require us to comply with financial and other covenants, including certain restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, cause our subsidiaries to pay dividends to us, consolidate or merge with other entities or undergo a change in control, make advances, investments and loans and modify our organizational documents. The financial covenants requiring us to comply with a maximum leverage ratio and limiting our capital expenditures are considered by us to be the covenants which are currently the most restrictive. The maximum leverage ratio covenant requires us not to exceed, with respect to the four quarter period ending February 2, 2019, a ratio of consolidated debt (net of unrestricted cash) to Adjusted EBITDA (subject to certain adjustments under the Term Loan) of 3.75 to 1.0, which steps down to 3.0 to 1.0 over time. The Term Loan contains a financial covenant limiting our capital expenditures to $27.5 million for the fiscal year ending February 2, 2019  and each fiscal year thereafter plus additional amounts as permitted. The Term Loan prohibits our ability to pay dividends to our shareholders and the ability of our subsidiaries to pay dividends to us, subject to certain exceptions. We may pay dividends, and our subsidiaries may pay dividends to us, if our leverage ratio would not exceed 2.5 to 1.0 after giving effect thereto. We may also pay dividends up to the amount of our retained excess cash flow, plus certain other amounts, if our leverage ratio would not exceed 3.25 to 1.0 after giving effect thereto. The Term Loan contains certain events of default. If a default occurs and is not cured within an applicable cure period or is not waived, our obligations under the Term Loan may be accelerated. The Term Loan allows us to elect, at our own option, the applicable interest rate for borrowings under the Term Loan using a LIBOR or Base Rate variable interest rate plus an applicable margin. LIBOR loans under the Term Loan accrue interest at a rate equal to LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%. Base Rate loans under the Term Loan accrue interest at a rate equal to (i) the highest of (a) the prime rate, (b) the Federal Funds Effective Rate plus 0.50%, (c) LIBOR with a one-month interest period plus 1.00% and (d) 2.00%. As of February 2, 2019 and February 3, 2018, we were in compliance with all financial covenants under our Term Loan.

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

The ABL Facility contains certain terms and conditions which require us to comply with financial and other covenants, including certain restrictions on the ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans or modify our organizational documents. The ABL Facility contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, with the ratio being Adjusted EBITDA (subject to certain adjustments under the ABL Facility) to fixed charges. The ABL Facility prohibits our ability to pay dividends to our shareholders and the ability of our subsidiaries to pay dividends to us, subject to certain exceptions. We may pay dividends, and our subsidiaries may pay dividends to us, if our fixed charge coverage ratio is at least 1.0 to 1.0 and our availability under the ABL Facility exceeds certain thresholds after giving effect thereto. The ABL Facility contains certain events of default. If a default occurs and is not cured within an applicable cure period or is not waived, our obligations under the ABL Facility may be accelerated. As of February 2, 2019 and February 3, 2018, we were in compliance with all financial covenants under our ABL Facility.

As of February 2, 2019 and February 3, 2018, there were no loan amounts outstanding under the ABL Facility. As of those same dates, we had outstanding letters of credit in the amounts of $1.8 million and $1.6 million, respectively. Based on the borrowing terms of the ABL Facility, the maximum additional borrowing capacity was $38.2 million as of February 2, 2019 and $38.4 million as of February 3, 2018.

On January 18, 2017 and June 1, 2017, we made voluntary prepayments of $10.1 million and $20.2 million, including accrued interest, on our Term Loan. On December 15, 2017 we repurchased $5.0 million of our Term Loan on the open market at 98% of par value.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business. As of February 2, 2019 our outstanding contractual cash obligations were due during the periods presented below.

	Payments Due by Period
		Less than 1			More than 5
(in thousands)	Total	year	1 - 3 years	3 - 5 years	years
Long-Term Debt Obligations
Principal payment obligations(1)	$245,378	$2,799	$5,598	$236,981	$—
Interest expense on long-term debt(2)	61,931	19,197	37,634	5,100	—
Operating Lease Obligations(3)	325,988	49,399	90,384	75,828	110,376
Purchase Obligations(4)	125,925	125,925	—	—	—
Total	$759,222	$197,320	$133,616	$317,909	$110,376

(1)	Amounts assume that the Term Loan is paid upon maturity, and the ABL Facility remains undrawn, which may or may not reflect future events.
(2)	Assumes an interest rate of 7.75% per annum, consistent with the interest rate as of February 2, 2019.
(3)

Assumes the base lease term included in our outstanding operating lease arrangements as of February 2, 2019. Our future operating lease obligations would change if we were to exercise renewal options or if we renewed existing leases or entered into new operating leases.

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

Revenue Recognition

Revenue is primarily derived from the sale of apparel and accessory merchandise through our retail channel and direct channel, which includes website and catalog phone orders. Revenue also includes shipping and handling fees collected from customers. The criteria to recognize revenue is met when control of the promised goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  Revenue from our retail channel is recognized at the time of sale and revenue from our direct channel is recognized upon shipment of merchandise to the customer.

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

For the fourth quarters of Fiscal Years 2018, 2017 and 2016, we performed a step zero test. Our tests for impairment of goodwill resulted in a determination that the fair value of each reporting unit exceeded the carrying value of its net assets during Fiscal Years 2018, 2017, 2016. We do not anticipate any material impairment charges in the near term. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

We assessed the carrying value of intangible assets as described above and determined that no impairment losses were required during Fiscal Years 2018, 2017 and 2016.

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

During Fiscal Year 2017, the Company recorded impairment charges of $2.2 million associated with the assets of underperforming retail locations. The impairment charge was calculated using a discounted cash flow model and was recorded in selling, general and administrative in the Company’s consolidated statement of operations and comprehensive income. During Fiscal Years 2018 and 2016, the Company did not record any impairment charges associated with property and equipment.

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

Equity-based Compensation

Following our initial public offering (“IPO”) on March 9, 2017, the Company accounts for equity-based compensation using the grant-date market price of our common stock and the Black-Scholes option pricing model. The Company recognizes equity-based compensation expense in the periods in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments.

Previous to our IPO on March 9, 2017, JJill Topco Holdings maintained an Incentive Equity Plan that allowed JJill Topco Holdings to grant incentive units to certain of our directors and senior executives, by granting Class A Common Interests (“Common Interests”). We accounted for equity-based compensation for JJill Topco Holdings’ Common Interests by recognizing the fair value of equity-based compensation as an expense within selling, general and administrative expenses in our consolidated statements of operations and comprehensive income as the costs are deemed to be for our benefit. Fair value of the awards was determined at the date of grant using an option pricing model. Use of an option pricing model required that we made assumptions as to the volatility of JJill Topco Holdings’ Common Interests, the expected dividend yield, the expected term and the risk-free interest rate that approximates the expected term. All key assumptions and inputs are the responsibility of management and we believe they were reasonable.

JJill Topco Holdings’ Common Interests were not publicly traded. As there was no public market for JJill Topco Holdings’ Common Interests, the estimated fair value of the Common Interests was determined by JJill Topco Holdings’ board of directors as of the respective grant date of each Common Interest, with input from management, considering as one of the factors the most recently available third-party valuations of common stock and JJill Topco Holdings’ board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. JJill Topco Holdings’ Common Interests valuation was prepared using the option-pricing method (“OPM”), which uses market approaches to estimate the enterprise value. The OPM treats common interests and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common interest has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a sale. In addition to considering these valuations, JJill Topco Holdings’ board of directors considered various objective and subjective factors to determine the fair value of JJill Topco Holdings’ Common Interest as of each grant date, including:

•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•	external market conditions affecting our industry;
•	the lack of an active market for JJill Topco Holdings’ Common Interests and preferred stock; and
•	the likelihood of achieving a liquidity event, such as an IPO or sale of our company in light of prevailing market conditions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of February 2, 2019, there was no outstanding balance under the ABL Facility, and $1.8 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.2 million and the amount outstanding under the Term Loan had decreased to $245.4 million as a result of scheduled payments. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the interest rate on the ABL Facility at February 2, 2019, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.3 million during Fiscal Year 2018.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of February 2, 2019, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the exemption afforded to the Company by the JOBS Act.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement in connection with our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our fiscal year ended February 2, 2019, and is incorporated herein by reference.

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

10.3†

J.Jill, Inc. 2017 Omnibus Equity Incentive Plan, as amended (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on June 14, 2018 (File No. 333-225642)).

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

10.13	Stockholders Agreement, dated as of March 14, 2017 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

Exhibit Number	Exhibit Description

10.14†

Form of Stock Option Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan. (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

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

10.19†	J.Jill, Inc. Employee Stock Purchase Plan. (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

10.20†

Employment Agreement, dated as of March 13, 2018, by and between Linda Heasley and J.Jill, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

10.21†

Retirement Agreement, dated as of March 13, 2018, by and between Paula Bennett and J.Jill, Inc. (incorporated by reference from Exhibit 10.21 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

10.22†

Form of Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on April 11, 2018 (File No. 001-38026)).

10.23*†	Offer Letter, dated as of August 2, 2018, by and between Brian Beitler and J.Jill, Inc.

10.24*†	Amendment to Offer Letter, dated as of November 8, 2018, by and between Brian Beitler and J.Jill, Inc.

10.25*†	Separation Agreement, dated as of November 27, 2018, by and between David Beise and J.Jill, Inc.

21.1	Subsidiaries of J.Jill, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-30826)).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL Interactive Data Files

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.Jill, Inc.

Date: April 8, 2019	By:	/s/ Linda Heasley
Linda Heasley
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Linda Heasley	President, Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2019
Linda Heasley

/s/ David Biese	Executive Vice President, Chief Financial and Operating Officer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2019
David Biese

/s/ Michael Rahamim	Chairman of the Board of Directors	April 8, 2019
Michael Rahamim

/s/ Andrew Rolfe	Director	April 8, 2019
Andrew Rolfe

/s/ Travis Nelson	Director	April 8, 2019
Travis Nelson

/s/ Marka Hansen	Director	April 8, 2019
Marka Hansen

/s/ Michael Recht	Director	April 8, 2019
Michael Recht

/s/ Michael Eck	Director	April 8, 2019
Michael Eck

/s/ James Scully	Director	April 8, 2019
James Scully

J.Jill, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.Jill, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.Jill, Inc. and its subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of operations and comprehensive income, of shareholders’/members’ equity and of cash flows for each of the three years in the period ended February 2, 2019 including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Boston, MA

April 8, 2019

We have served as the Company's auditor since 2009.

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 2, 2019	February 3, 2018
Assets
Current assets:
Cash	$66,204	$25,978
Accounts receivable	4,007	4,733
Inventories, net	77,349	80,591
Prepaid expenses and other current assets	27,734	21,166
Total current assets	175,294	132,468
Property and equipment, net	118,044	118,420
Intangible assets, net	136,177	148,961
Goodwill	197,026	197,026
Other assets	447	682
Total assets	$626,988	$597,557
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$55,012	$53,962
Accrued expenses and other current liabilities	45,306	48,759
Current portion of long-term debt	2,799	2,799
Total current liabilities	103,117	105,520
Long-term debt, net of discount and current portion	237,464	238,881
Deferred income taxes	41,842	46,263
Other liabilities	30,770	27,577
Total liabilities	413,193	418,241
Commitments and contingencies (see Note 10)
Shareholders' Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 43,672,418 and 43,752,790 shares issued and outstanding at February 2, 2019 and February 3, 2018, respectively	437	437
Additional paid-in capital	121,635	117,393
Accumulated earnings	91,723	61,486
Total shareholders' equity	213,795	179,316
Total liabilities and shareholders' equity	$626,988	$597,557

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017
Net sales	$706,262	$698,145	$639,056
Costs of goods sold	245,982	234,065	211,117
Gross profit	460,280	464,080	427,939
Selling, general and administrative expenses	399,042	394,893	368,525
Operating income	61,238	69,187	59,414
Interest expense, net	19,064	19,261	18,670
Income before provision for income taxes	42,174	49,926	40,744
Income tax provision (benefit)	11,649	(5,439)	16,669
Net income and total comprehensive income	$30,525	$55,365	$24,075
Net income per common share attributable to common shareholders:
Basic	$0.71	$1.32	$0.55
Diluted	$0.69	$1.27	$0.55
Weighted average number of common shares outstanding:
Basic	42,771,316	41,926,157	43,747,944
Diluted	44,239,751	43,571,746	43,747,944

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ / MEMBERS’ EQUITY

(in thousands, except common share and unit data)

	Common Units		Common Stock		Contributed	Additional Paid-in	Accumulated	Total Shareholders' / Members’
	Units	Amount	Shares	Amount	Capital	Capital	Earnings	Equity
Balance, January 30, 2016	1,000,000	$—	—	$—	$170,825	$—	$(2,660)	$168,165
Distribution to member	—	—	—	—	(54,706)	—	(15,294)	(70,000)
Equity-based compensation	—	—	—	—	624	—	—	624
Net income	—	—	—	—	—	—	24,075	24,075
Balance, January 28, 2017	1,000,000	$—	—	$—	$116,743	$—	$6,121	$122,864
Other equity transactions	—	—	—	—	305	—	—	305
Corporate conversion	(1,000,000)	—	—	—	(117,048)	117,048	—	—
Issuance of common stock	—	—	43,747,944	437	—	(437)	—	—
Vesting of restricted stock	—	—	4,846	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	782	—	782
Net income	—	—	—	—	—	—	55,365	55,365
Balance, February 3, 2018	—	$—	43,752,790	$437	$—	$117,393	$61,486	$179,316
Adoption of ASU 2014-09(1)	—	—	—	—	—	—	(288)	(288)
Vesting of restricted stock	—	—	13,326	1	—	—	—	1
Forfeiture of restricted stock awards	—	—	(142,542)	(2)	—	—	—	(2)
Common stock issued under employee stock purchase plan	—	—	48,844	1	—	232	—	233
Equity-based compensation	—	—	—	—	—	4,010	—	4,010
Net income	—	—	—	—	—	—	30,525	30,525
Balance, February 2, 2019	—	$—	43,672,418	$437	$—	$121,635	$91,723	$213,795

(1) See Note 2 for additional detail regarding the adoption of new accounting standards.

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017
Net income	$30,525	$55,365	$24,075
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,743	35,040	36,219
Impairment of long lived assets	—	2,164	—
Gain on extinguishment of debt	—	(100)	—
Loss on disposal of fixed assets	128	586	385
Noncash amortization of deferred financing and debt discount costs	1,602	2,570	1,861
Equity-based compensation	4,010	782	624
Deferred rent liability	(135)	985	1,785
Deferred income taxes	(4,319)	(27,248)	(4,541)
Changes in operating assets and liabilities
Accounts receivable	726	(882)	(687)
Inventories	3,242	(13,950)	(2,235)
Prepaid expenses and other current assets	(7,639)	(2,607)	1,980
Accounts payable	471	15,322	(2,630)
Accrued expenses	(1,595)	1,272	3,318
Other noncurrent asset and liabilities	3,744	7,055	7,046
Net cash provided by operating activities	67,503	76,354	67,200
Investing activities:
Purchases of property and equipment	(24,710)	(38,372)	(37,077)
Net cash used in investing activities	(24,710)	(38,372)	(37,077)
Financing activities:
Repurchase of Common Units	—	—	(305)
Repayments on long-term debt	(2,799)	(27,699)	(12,775)
Proceeds from employee stock purchases	232	—	—
Proceeds from long-term debt	—	—	40,000
Payment of debt issuance costs	—	—	(1,668)
Receivable from related party	—	2,227	588
Distribution to member	—	—	(70,000)
Net cash used in financing activities	(2,567)	(25,472)	(44,160)
Net change in cash	40,226	12,510	(14,037)
Cash:
Beginning of Period	25,978	13,468	27,505
End of Period	$66,204	$25,978	$13,468
Supplemental cash flow information:
Cash paid for interest	$17,996	$16,390	$16,406
Cash paid for taxes	23,092	20,521	15,497
Noncash investing and financing activities:
Capital expenditures financed with the ending balance in accounts payable and accrued expenses	1,935	2,404	740

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

Notes to Consolidated Financial Statements

1. General

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 280 stores nationwide and a robust E-commerce platform. J.Jill is headquartered outside Boston.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the periods beginning and subsequent to January 28, 2017 represent the financial information of the Company and its subsidiaries subsequent to the Acquisition. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company uses a 52 to 53 week fiscal year ending on the Saturday closest to January 31. Each fiscal year generally is comprised of four 13 week fiscal quarters, although in the years with 53 weeks the fourth quarter represents a 14 week period. The Fiscal Years of 2018 and 2016 had 52 weeks of operations and Fiscal Year 2017 had 53 weeks of operations.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, shareholders’ equity, net sales and expenses, and the disclosure of contingent assets and liabilities. Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, revenue recognition, including merchandise returns and accounting for gift card breakage; accounting for business combinations; estimating the fair value of inventory and inventory reserves; impairment assessments of goodwill, intangible assets, and other long-lived assets; and equity-based compensation. Actual results could differ from those estimates.

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

Inventories

Inventory consists of finished goods held for sale. Inventory is stated at the lower of cost or net realizable value, net of reserves. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from the Company’s manufacturers plus duties, inbound freight and commissions. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including past and projected sales performance and current inventory levels. As of February 2, 2019 and February 3, 2018, an inventory reserve of $2.6 million and $1.8 million has been recorded, respectively. The Company sells excess inventory in its stores and on-line at www.jjill.com. In limited cases, inventory liquidators are utilized.

Inventory from domestic suppliers is recorded when it is received at the distribution center. Inventory from foreign suppliers is recorded when goods are cleared for export on board the ship at the port of shipment.

Property and Equipment

Property and equipment purchases are recorded at cost. Property and equipment is presented net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that significantly enhance the value and increase the estimated useful life of the asset are capitalized and depreciated over the new estimated useful life. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, and any resulting gains or losses are included in the accompanying consolidated statements of operations and comprehensive income.

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

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. An impairment charge is recorded as a selling, general and administrative expense within the Company’s consolidated statement of operations and comprehensive income.

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

The Company sells gift cards without expiration dates to customers. The Company does not charge administrative fees on unused gift cards. Proceeds from the sale of gift cards are recorded as a contract liability until the customer redeems the gift card or when the likelihood of redemption is remote. Based on historical experience, the Company estimates the value of outstanding gift cards that will ultimately not be redeemed (“gift card breakage”) and will not be escheated under statutory state unclaimed property laws. This gift card breakage is recognized as revenue over the time period established by the Company’s historical gift card redemption pattern.

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

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are capitalized as incurred and expensed when the catalog is mailed to the customer (the first time the advertising occurs). Advertising expenses were $38.5 million, $39.2 million, and $34.2 million for the Fiscal Years 2018, 2017, and 2016, respectively. The costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Other advertising costs are recorded as incurred. Other advertising costs recorded were $23.8 million, $20.9 million, and $18.4 million for the Fiscal Years 2018, 2017, and 2016, respectively. The costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method and elected to be taxed as a C corporation. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax basis, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected, scheduling of anticipated reversals of taxable temporary differences, and considering prudent and feasible tax planning strategies.

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

Any interest or penalties incurred are recorded in the selling, general, and administrative expenses line item of the accompanying consolidated statements of operations and comprehensive income. The Company incurred immaterial amounts of interest expense and penalties related to income taxes for Fiscal Years 2018 and 2017 and no amounts were incurred in Fiscal Year 2016.

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

As of February 2, 2019 the Company had no assets or liabilities that were measured at fair value for reporting purposes on a recurring basis. The fair value of the Company’s debt was approximately $242.2 million and $245.8 million at February 2, 2019 and February 3, 2018, respectively.

The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, accounts payable and any amounts drawn on its revolving credit facilities, consisting primarily of instruments without extended maturities, based on management’s estimates, approximates their fair value due to the short-term maturities of these instruments.

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with equity holders, and would normally be recorded in the consolidated statements of shareholders’ equity and the consolidated statements of comprehensive income. The Company’s management has determined that net income is the only component of the Company’s comprehensive income. Accordingly, there is no difference between net income and comprehensive income.

Equity-based Compensation

The Company accounts for equity-based compensation for employees and directors by recognizing the fair value of equity-based compensation as an expense in the calculation of net income, based on the grant-date fair value. The Company recognizes equity-based compensation expense in the periods in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments. The fair value of the equity-based awards is determined using the Black-Scholes option pricing model or the stock price on the date of grant.

All of the equity-based awards granted by the Company during the Fiscal Years 2018, 2017 and 2016 were considered equity-classified awards and compensation expense for these awards was recognized in selling, general, and administrative expenses in the consolidated statement of operations and comprehensive income. Forfeitures were recorded as they occurred.

Earnings Per Share

Basic net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. There were 1.5 million and 1.6 million dilutive securities outstanding during the Fiscal Years 2018 and 2017, respectively. There were no potentially dilutive securities outstanding during Fiscal Year 2016.

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

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are received. Royalty payments recognized were $5.6 million, $4.7 million, and $2.9 million, for the Fiscal Years 2018, 2017, and 2016, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as operating expenses in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Reimbursements for costs of marketing programs of $2.4 million were recognized in revenue in Fiscal Year 2018.

The credit card agreement provides a signing bonus to the Company, which is recognized into revenue over the life of the agreement.

Employee Benefit Plan

The Company has a 401(k) retirement plan under third-party administration covering all eligible employees who meet certain age and employment requirements pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, eligible employees may contribute a portion of their pretax annual compensation to the plan, on a tax-deferred basis. The plan operates on a calendar year basis. The Company may, at its discretion, make elective contributions of up to 50% of the first 6% of the gross salary of the employee, which vests over a five year period. Discretionary contributions made by the Company for the Fiscal Years 2018, 2017, and 2016, were $1.5 million, $1.1 million, and $0.6 million, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions and accounts receivable. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances. The Company evaluates the credit risk associated with accounts receivable to determine if an allowance for doubtful accounts is necessary. As of February 2, 2019 and February 3, 2018, the Company determined that no allowance for doubtful accounts was necessary.

3. Accounting Standards

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605 – Revenue Recognition. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers.

The Company adopted ASU 2014-09 and related amendments, collectively known as Accounting Standards Codification 606 (“Topic 606”) as of February 4, 2018 on a modified retrospective basis applied to contracts which were not completed as of February 4, 2018. As part of the adoption of Topic 606, Topic 340-20 – Capitalized Advertising Costs was superseded and therefore, the Company transitioned to ASC 720-35 – Advertising Costs for reporting on costs of advertising. Results for reporting periods beginning after February 4, 2018 are presented under Topic 606 and Topic 720, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605 and Topic 340. The Company recorded a cumulative reduction to opening retained earnings of $0.3 million. The impact on opening retained earnings was a $0.8 million decrease from the acceleration of prepaid catalog expenses offset by a $0.5 million increase from the recognition of direct revenues previously deferred under Topic 605. Effective February 4, 2018, the Company changed its consolidated balance sheet presentation for expected sales returns and recorded a $5.0 million return asset and a corresponding increase to the return liability to present our sales reserve gross in accordance with Topic 606. In addition, as of the date of adoption of Topic 606, the Company will present reimbursements of costs of marketing programs related to the private label credit card gross in the consolidated statement of operations and comprehensive income with no impact to opening retained earnings.

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

Recently Issued Accounting Pronouncements

In September 2018, the FASB issued ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendment is intended to address aspects of the guidance issued in the amendments in ASU 2015-05. ASU 2018-15 intends to improve an entities ability to evaluate the accounting for fees paid by a customer in a cloud computing arrangement that is a service contract. The provisions of ASU 2018-15 are effective for fiscal years beginning after December 15, 2019. The Company plans to adopt these standards using a prospective approach and is evaluating the impact that adopting ASU 2018-15 will have on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective in fiscal years beginning after December 15, 2018. The Company will be required to adopt this standard in the first quarter of fiscal 2019. This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02 – Leases. The amendments in this update include a new FASB ASC Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases with terms longer than 12 months. In July 2018, the FASB issued ASU 2018-10 – Codification Improvements to Topic 842, Leases. The amendments are intended to address narrow aspects of the guidance issued in the amendments in ASU 2016-02. In July 2018, the FASB issued ASU 2018-11 – Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For public business entities, these standards are effective for reporting periods beginning after

December 15, 2018. The Company plans to adopt these standards beginning in the first quarter of fiscal 2019 using a modified retrospective approach. The Company continues to assess all of the effects of adoption including changes to its business processes, systems and controls to support the new standard in the first quarter of fiscal 2019. The Company expects to recognize operating lease liabilities of approximately $245 to $255 million with corresponding lease assets of $218 to $228 million as of February 3, 2019 in its consolidated balance sheet, as well as enhanced disclosure regarding the Company’s lease obligations. The Company does not expect this adoption to have a material impact on the Company’s consolidated statement of operations and comprehensive income or consolidated statements cash flows. The difference between the lease assets and lease liabilities, net of the deferred tax impact, will be offset by account balances related to prepaid rent, lease incentives and leasehold interests being recognized and derecognized on the balance sheet at transition.

4. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties and other reimbursements under its credit card agreement. The following table presents revenues disaggregated by revenue source (in thousands):

	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018(1)	For the Fiscal Year Ended January 28, 2017(1)
Retail	$412,640	$397,353	$363,223
Direct	$293,622	$300,792	$275,833
Net revenues	$706,262	$698,145	$639,056

(1) As previously noted, prior period amounts have not been adjusted under the modified retrospective method.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Contract liabilities:
Signing bonus	$647	$788
Unredeemed gift cards	7,081	6,466
Total contract liabilities(1)	$7,728	$7,254

(1) Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short term portion of the signing bonus is included in accrued expenses on the Company’s consolidated balance sheet.

For the Fiscal Years 2018, 2017, 2016, the Company recognized approximately $12.4 million, $12.2 million and $11.2 million of revenue related to gift card redemptions and breakage, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.6 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2019	Fiscal Year 2020	Thereafter
Signing bonus	$141	$141	$365

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

The Company does not disclose remaining performance obligations that have an expected duration of one year or less.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following (in thousands):

	February 2, 2019	February 3, 2018
Prepaid rent	$5,947	$5,285
Prepaid catalog costs	3,032	3,551
Prepaid store supplies	1,931	2,133
Prepaid shipping	—	4,000
Returns reserve asset	4,295	—
Income tax receivable	3,923	—
Other prepaid expenses	5,070	4,147
Other current assets	3,536	2,050
Total prepaid expenses and other current assets	$27,734	$21,166

6. Goodwill and Other Intangible Assets

Goodwill

The balance of goodwill at February 2, 2019 and February 3, 2018 was $197.0 million.

During the Fiscal Years 2018 and 2017, the Company performed a step zero impairment analysis and determined goodwill and indefinite-lived intangibles were not impaired based on a qualitative analysis.

Intangible Assets

A summary of intangible assets as of February 2, 2019 and February 3, 2018 is as follows (in thousands):

	Weighted Average	February 2, 2019			February 3, 2018
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name	N/A	$58,100	$—	$58,100	$58,100	$—	$58,100
Definite-lived:
Customer relationships	13.2	134,200	(56,123)	78,077	134,200	(43,339)	90,861
Total intangible assets		$192,300	$(56,123)	$136,177	$192,300	$(43,339)	$148,961

The definite-lived intangible assets are amortized over the period the Company expects to receive the related economic benefit, which for customer lists is based upon estimated future net cash inflows. The estimated useful lives of intangible assets are as follows:

Asset	Amortization Method	Estimated Useful Life

Customer lists	Pattern of economic benefit	9 - 16 years

Total amortization expense for these amortizable intangible assets was $12.8 million, $14.5 million, and $16.5 million for the Fiscal Years 2018, 2017, and 2016 respectively. The Company did not recognize any impairment charges related to definite and indefinite-lived intangible assets during the Fiscal Years 2018, 2017, or 2016.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2019	$11,263
2020	10,015
2021	9,005
2022	8,094
2023	7,373
Thereafter	32,327
Total	$78,077

7. Property and Equipment

Property and equipment at February 2, 2019 and February 3, 2018 consist of the following (in thousands):

	February 2, 2019	February 3, 2018
Leasehold improvements	$98,117	$85,012
Furniture, fixtures and equipment	47,164	42,132
Computer hardware and software	43,668	31,290
Total property and equipment, gross	188,949	158,434
Accumulated depreciation	(81,192)	(57,689)
	107,757	100,745
Construction in progress	10,287	17,675
Property and equipment, net	$118,044	$118,420

Construction in progress is primarily comprised of leasehold improvements, furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain computer software. Capitalized software, subject to amortization, included in property and equipment at February 2, 2019 and February 3, 2018 had a cost basis of approximately $33.2 million and $22.1 million, respectively, and accumulated amortization of $14.3 million and $9.0 million, respectively.

Total depreciation expense was $24.4 million, $21.1 million, and $20.4 million, for the Fiscal Years 2018, 2017, and 2016, respectively.

During Fiscal Year 2017, the Company recorded impairment charges of $2.2 million associated with the assets of underperforming retail locations. The impairment charge was calculated using a discounted cash flow model and was recorded in selling, general and administrative in the Company’s consolidated statement of operations and comprehensive income.  During the Fiscal Years 2018 and 2016, the Company did not record any impairment charges associated with property and equipment.

The Company capitalized interest in connection with construction in progress of $0.4 million, $0.6 million, and $0.5 million for the Fiscal Years 2018, 2017, 2016, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	February 2, 2019	February 3, 2018
Accrued payroll and benefits	$3,599	$9,052
Accrued returns reserve	10,849	7,663
Gift certificates redeemable	7,081	6,466
Accrued professional fees	2,901	2,186
Taxes, other than income taxes	3,132	3,928
Accrued occupancy	3,995	3,647
Other accrued employee costs	4,510	2,051
Other	9,239	13,766
Total accrued expenses and other current liabilities	$45,306	$48,759

The following table reflects the changes in the accrued returns reserve for the Fiscal Years 2018, 2017, and 2016 (in thousands):

Accrued returns reserve	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended Year Ended January 28, 2017	$6,432	$112,739	$(112,288)	$6,883
Fiscal Year Ended Year Ended February 3, 2018	6,883	131,322	(130,542)	7,663
Fiscal Year Ended Year Ended February 2, 2019	7,663	134,887	(131,700)	10,849

9. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	February 2, 2019	February 3, 2018
Term loan	$245,378	$248,176
Discount on debt and debt issuance costs	(5,115)	(6,496)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$237,464	$238,881

On June 1, 2017, the Company made a voluntary prepayment of $20.2 million, including accrued interest, on the Term Loan. On December 15, 2017, the Company repurchased and retired $5.0 million of debt on the open market at 98% of par value, with a gain of $0.1 million recorded in interest expense in the Company’s consolidated statement of operations and comprehensive income.

The Company recorded interest expense of $19.9 million, $19.3 million, and $18.7 million in the Fiscal Years 2018, 2017, and 2016, respectively.

Term Loan Credit Agreement

On May 8, 2015, the Company entered into a term loan credit agreement (the “Term Loan Agreement”) in conjunction with the Acquisition. The seven-year Term Loan Agreement provides for borrowings of $250.0 million. The Company can elect, at its option, the applicable interest rate for borrowings under the Term Loan Agreement using a LIBOR or Base Rate variable interest rate plus an applicable margin. LIBOR loans under the Term Loan Agreement accrue interest at a rate equal to LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%. Base Rate loans under the Term Loan Agreement accrue interest at a rate equal to (i) the greatest of (a) the financial institution’s prime rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR, with a minimum LIBOR of 1.00% plus 1.00%, and (d) 2.00%.

On May 27, 2016, the Company entered into an agreement to amend (the “Term Loan Amendment”) our Term Loan Agreement to borrow an additional $40.0 million in additional loans to permit certain dividends and to make certain adjustments to the financial covenant. The other terms and conditions of the Term Loan remained substantially unchanged.

Current borrowings under the Term Loan Agreement accrue interest at a rate equal to LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, and are payable on a quarterly basis. The rate per annum was 6.78 - 7.75% in Fiscal Year 2018, 6.04 - 6.78% in Fiscal Year 2017, and 6% throughout Fiscal Year 2016. Repayments of $0.7 million are payable quarterly, beginning on October 31, 2015 and continuing until maturity on May 8, 2022, when the remaining outstanding principal balance of $236.3 million is due.

The Company incurred $11.3 million of debt issuance costs in connection with the Term Loan Agreement and Term Loan Amendment. These fees are presented as a direct reduction from the carrying amount of the long-term debt on the consolidated balance sheet. During the Fiscal Years 2018, 2017 and 2016, $1.4 million $2.2 million and $1.7 million of the debt issuance cost was amortized to interest expense, respectively.

Borrowings under the Term Loan Agreement are collateralized by all of the assets of the Company. In connection with the Term Loan Agreement, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans, or modify its organizational documents. As of February 2, 2019 and February 3, 2018, the Company was in compliance with all financial covenants.

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

The ABL Facility consists of revolving loans and swing line loans. Borrowings classified as revolving loans under the ABL Facility may be maintained as either LIBOR or Base Rate loans, each of which has a variable interest rate plus an applicable margin. Borrowings classified as swing line loans under the ABL Facility are Base Rate loans. LIBOR loans under the ABL Facility accrue interest at a rate equal to LIBOR plus a spread of 2.00% from May 8, 2015 to August 31, 2015, and thereafter ranging from 1.50% to 1.75%, depending on borrowing amounts. Base Rate loans under the ABL Facility accrue interest at a rate equal to (i) the greatest of (a) the financial institution’s prime rate, (b) the overnight Federal Funds Effective Rate plus 0.50%, (c) LIBOR plus 1.00%, and (d) 2.00%, plus (ii) a spread of 1.00% from May 8, 2015 to August 31, 2015, and thereafter ranging from 0.50% to 0.75%, depending on borrowing amounts.

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

During the fiscal year ended February 2, 2019 and February 3, 2018, there were no amounts drawn or outstanding under the ABL Facility. Based on the terms of the agreement and the increase for the letters of credit, the Company’s available borrowing capacity under the ABL Facility as of February 2, 2019 and February 3, 2018 was $38.2 million and $38.4 million, respectively.

The Company incurred $1.1 million of debt issuance costs in connection with the related ABL Facility, which were capitalized and are included in other assets on the consolidated balance sheet. In the Fiscal Years 2018, 2017, and 2016, $0.2 million of the debt issuance cost were amortized to interest expense, in each of the respective periods.

Borrowings under the ABL Facility are collateralized by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans or modify its organizational documents. As of February 2, 2019 and February 3, 2018, the Company was in compliance with all financial covenants.

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

Letters of Credit

As of February 2, 2019 and February 3, 2018, there were outstanding letters of credit of $1.8 million and $1.6 million, respectively, which reduced the availability under the ABL Facility. As of February 2, 2019, the maximum commitment for letters of credit was $10.0 million. Letters of credit accrue interest at a rate equal to revolving loans maintained as Base Rate loans under the ABL facility. In addition, a 2.00% interest surcharge will be imposed during events of default. The Company primarily used letters of credit to secure payment of workers’ compensation claims. Letters of credit are generally obtained for a one year term and automatically renew annually, and would only be drawn upon if the Company fails to comply with its contractual obligations.

Payments of Debt Obligations Due by Period

As of February 2, 2019, minimum future principal amounts payable under the Company’s Term Loan Agreement are as follows (in thousands):

Fiscal Year
2019	$2,799
2020	2,799
2021	2,799
2022	236,981
2023	—
Thereafter	—
Total	$245,378

10. Commitments and Contingencies

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

The original lease terms under existing arrangements range from 1-20 years and may or may not include renewal options, rent escalation clauses, and/or landlord leasehold improvement incentives. In the case of operating leases with rent escalation clauses, the payment escalations are accrued and the rent expense is recognized on a straight-line basis over the lease term. The Company recorded a deferred lease liability of $11.9 million and $9.5 million as of February 2, 2019 and February 3, 2018, respectively. In certain instances, the Company also receives allowances for its store leases, which it accrues and amortizes ratably over the life of the lease. The Company maintained a tenant improvement incentive liability of $19.1 million and $17.3 million as of February 2, 2019 and February 3, 2018, respectively.

The following table summarizes future minimum rental payments required under all non-cancelable operating lease obligations as of February 2, 2019 (in thousands):

Fiscal Year
2019	$49,399
2020	46,512
2021	43,872
2022	39,369
2023	36,459
Thereafter	110,376
Total	$325,987

Total rental expense was $60.6 million, $60.2 million, and $55.6 million for the Fiscal Years 2018, 2017, and 2016, respectively, exclusive of contingent rental expense recorded of $2.2 million for each of the respective periods.

Legal Proceedings

Shareholder Class Action Lawsuits

On October 13, 2017, a securities lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, several members of our Board of Directors and our Chief Financial Officer, among others. The complaint was brought under the Securities Act of 1933 and sought certification of a class of plaintiffs comprised of all shareholders that acquired stock issued by the Company in its initial public offering in March 2017. This lawsuit was eventually consolidated with two similar actions. On December 20, 2018, the court allowed the Company’s motion to dismiss. The time for the plaintiffs to appeal the court’s dismissal of the action has passed.

We are not presently party to any other legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

Concentration Risk

An adverse change in the Company’s relationships with its key suppliers, or loss of the supply of one of the Company’s key products for any reason, could have a material effect on the business and results of operations of the Company. One supplier accounted for approximately 13.7% of the Company’s purchases during Fiscal Year 2018.

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

11. Other Liabilities

Other liabilities include the following (in thousands):

	February 2, 2019	February 3, 2018
Deferred rent	$11,855	$9,521
Deferred lease credits	16,520	15,064
Unfavorable leasehold interests	1,382	1,809
Other	1,013	1,183
Total other liabilities	$30,770	$27,577

12. Income Taxes

The provision for income taxes for the Fiscal Years 2018, 2017, and 2016 consists of the following (in thousands):

	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017
Current
U.S. Federal	$11,634	$17,510	$17,442
State and local	4,334	4,299	3,686
Total current	15,968	21,809	21,128
Deferred tax benefit
U.S. Federal	(3,513)	(28,374)	(3,663)
State and local	(806)	1,126	(796)
Total deferred tax benefit	(4,319)	(27,248)	(4,459)
Total income tax provision (benefit)	$11,649	$(5,439)	$16,669

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows for the periods presented:

	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017
Federal statutory income tax rate	21.0%	33.8%	35.0%
State income taxes, net of federal tax effect	6.3%	4.7%	4.6%
Tax rate changes	—	(48.3)%	—
Acquisition-related costs	—	1.2%	3.5%
Nondeductible equity-based compensation expense	0.3%	0.2%	0.5%
Charitable contributions	(0.6)%	(1.7)%	—
Tax return to provision adjustments	0.1%	(1.2)%	—
Other	0.5%	0.4%	(2.7)%
Effective tax rate	27.6%	(10.9)%	40.9%

The components of deferred tax assets (liabilities) were as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred tax assets
Accrued expenses	$6,755	$5,515
Start-up costs	681	759
Deferred revenue	—	179
Total deferred tax assets	7,436	6,453
Deferred tax liabilities
Inventory	(1,921)	(2,332)
Fixed assets	(13,413)	(12,792)
Intangible assets	(33,137)	(35,864)
Prepaid expenses	(807)	(1,728)
Total deferred tax liabilities	(49,278)	(52,716)
Net deferred tax liabilities	$(41,842)	$(46,263)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“TCJA”) legislation was signed. Pursuant to the enactment of the aforementioned legislation, the Company re-measured its existing deferred tax assets and liabilities based on a 21% tax rate; the current rate at which they are expected to reverse in the future. Also in December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In Fiscal Year 2017, the Company recorded provisional amounts for certain enactment-date effects of TCJA by applying the guidance in SAB 118 because it had not yet completed the enactment-date accounting for these effects. During Fiscal Year 2018, the Company completed the analysis and accounting for all enactment-date income tax effects of TCJA and found no adjustments were necessary for the provisional amounts recorded as of February 3, 2018.

The Company had no federal or state tax credit carryforwards as of February 2, 2019 and February 3, 2018 and had no federal and an immaterial amount of state net operating loss carryforwards for the same respective periods.

The Company has considered the need for a valuation allowance based on the more likely than not criterion. In determining the need for a valuation allowance, management makes assumptions and applies judgment, including forecasting future earnings and considering the reversals of existing deferred tax liabilities. Based on this analysis, management determined that no valuation allowance was required. The Company performed an analysis of its current and historical tax positions and determined that no material uncertain tax positions exist. Therefore, there is no liability for uncertain tax positions as of February 2, 2019 and February 3, 2018.

The Company’s income tax returns are periodically examined by the Internal Revenue Service (the “IRS”). In prior years, the IRS completed an exam of the 2015 Successor period. On December 12, 2017, at the conclusion of the examination, the Company received a Revenue Agent’s Report, proposing an increase to our U.S. taxable income which resulted in an additional federal tax payment of $1.1 million, subject to interest. The federal tax payment was offset by a deferred tax asset. The Company agreed with the proposed adjustments and settled through payment of the assessment on January 31, 2018. The IRS also completed an examination of the Fiscal Year 2013 income tax return, without adjustment.   For federal and state income tax purposes, the Company’s tax years remain open under statute from Fiscal Year 2015 to the present.

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

13. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per common share for the Fiscal Years 2018, 2017, and 2016 (in thousands, except share and per share data):

	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017
Numerator
Net income attributable to common shareholders:	$30,525	$55,365	$24,075
Denominator
Weighted average number of common shares outstanding, basic:	42,771,316	41,926,157	43,747,944
Dilutive effect of stock options and restricted shares:	1,468,435	1,645,589	—
Weighted average number of common shares outstanding, diluted:	44,239,751	43,571,746	43,747,944
Net income per common share attributable to common shareholders, basic:	$0.71	$1.32	$0.55
Net income per common share attributable to common shareholders, diluted:	$0.69	$1.27	$0.55

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an anti-dilutive effect. There were 922,425 and 318,875 such awards excluded for the Fiscal Years 2018 and 2017, respectively. There were no awards excluded for Fiscal Year 2016.

14. Equity-Based Compensation

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

During Fiscal Year 2017, at the time of the IPO, the total issued unvested Common Interests under the Plan were converted to 2,385,001 restricted share awards (“RSAs”) under the Plan. The RSA terms are the same as the Common Interests. During Fiscal Year 2018, there were 142,542 RSAs forfeited and there were no repurchases. There were no repurchased or forfeited RSAs during Fiscal Year 2017.

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

During Fiscal Year 2017, the Committee granted restricted stock units (“RSUs”) under the 2017 Plan, which generally vest one year from the grant date. During Fiscal Year 2018, the Committee granted RSUs under the 2017 Plan, which vest 25% each year, over four years from the grant date. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair market value of RSUs is determined based on the market price of the Company’s shares on the date of the grant.

During Fiscal Year 2018, the Committee approved an employment inducement award granting 835,040 RSUs and 796,870 non-qualified stock options. The RSUs and non-qualified stock options vest 25% each year over four years from the grant date. The RSUs and non-qualified stock options follow the terms under the 2017 Plan.

The following table summarizes restricted stock activity during Fiscal Year 2018, inclusive of inducement awards:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested units outstanding at February 3, 2018	1,767,790	$0.65
Granted	2,490,544	4.79
Vested	(1,100,397)	0.82
Forfeited	(274,542)	2.55
Unvested units outstanding at February 2, 2019	2,883,395	$3.21

As of February 2, 2019, there was $9.3 million of total unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average service period of 2.7 years. The weighted-average grant date fair value per share of restricted stock granted during Fiscal Years 2018, 2017, and 2016, was $4.79, $12.63, and $0.24, respectively. The total fair value of restricted stock vested during Fiscal Years 2018, 2017, and 2016 was $0.9 million, $0.5 million, and $0.3 million, respectively.

The aggregate intrinsic value of Common Interests is calculated as the difference between the price paid, if any, of the Common Interests and its fair value. The aggregate intrinsic value of Common Interests that vested during Fiscal Year 2016 was $8.2 million and no Common Interests vested during Fiscal Years 2018 and 2017.

The 2017 Plan has 4,237,303 shares of common stock reserved for issuance to awards granted by the Committee. As of February 2, 2019, there were an aggregate of 2,442,946 shares authorized and available for future issuance.

During Fiscal Year 2017, the Committee granted stock options under the 2017 Plan. Stock options are granted to purchase ordinary shares at prices as determined by the Committee, but in no event shall the exercise price be less than the fair market value of the common stock at the time of grant. Options generally vest in equal installments over a four year period. Options expire not more than 10 years from the date of grant. The grant date fair value of options is recognized as an expense on a straight line basis over the requisite service period, which is generally the vesting period. Forfeitures are recorded as incurred.

The following table summarizes stock option activity during Fiscal Year 2018, inclusive of inducement awards:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate- Intrinsic Value(1)
				(years)	(thousands)
Options outstanding at February 3, 2018	265,116	$6.05	$13.26	—	$—
Granted	796,870	2.20	4.90	—	—
Exercised	—	—	—	—	—
Forfeited	(12,435)	6.03	13.12	—	—
Options outstanding at February 2, 2019	1,049,551	$3.13	$6.91	9.0	$749.1
Options exercisable at February 2, 2019	63,170	$6.05	$13.26	2.0	$—

(1) The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

As of February 2, 2019, there was $2.3 million of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 3.0 years. The weighted-average grant date fair value per share of stock options granted during Fiscal Years 2018 and 2017 was $2.20 and $6.05, respectively. There were no stock options granted during Fiscal Year 2016.

The Company historically has been a private company and lacks certain company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a publicly traded group of peer companies. Due to the lack of relevant historical data, the simplified approach was used to determine the expected term of the options. The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company had not paid any cash dividends as of February 2, 2019.

The fair values of options are estimated using the Black-Scholes option-pricing model with the following assumptions:

	February 2, 2019	February 3, 2018
Risk-free rate	2.14%	2.02 - 2.21%
Expected term (in years)	6.25	6.25
Expected volatility	41.81%	43.03 - 44.64%
Expected dividend yield	0.00%	0.00%

The Company established an Employee Stock Purchase Plan (the “Purchase Plan”) during Fiscal Year 2017, under which a maximum of 200,000 shares of common stock may be purchased by eligible employees as defined by the Purchase Plan. As of February 2, 2019, there were 151,156 shares authorized and available for future issuance under the Purchase Plan.

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

The fair value of shares purchased under the Purchase Plan are estimated using the Black-Scholes option-pricing model with the following assumptions:

	February 2, 2019	February 3, 2018
Risk-free rate	2.63%	1.76%
Expected term (in years)	1.00	1.00
Expected volatility	42.54%	41.81%
Expected dividend yield	0.00%	0.00%

The weighted average grant date fair value of the one year option inherent in the Purchase Plan was approximately $1.74 and $2.50 during the Fiscal Years 2018 and 2017, respectively.

During Fiscal Year 2018, the Company recognized $0.2 million of proceeds from 48,844 purchases of common stock through the Purchase Plan.

Equity-based compensation expense for all award types of $4.0 million, $0.8 million, and $0.6 million was recorded as a selling, general and administrative expense in the consolidated statement of operations and comprehensive income during the Fiscal Years 2018, 2017, and 2016, respectively.

15. Related Party Transactions

During the Fiscal Years 2018 and 2017, the Company incurred an immaterial amount of related party expenses. Related party expenses are included in operating expenses in the consolidated statements of operations and comprehensive income.

For Fiscal Year 2016, the Company incurred out-of-pocket expenses of $0.2 million in relation to an advisory services agreement related to the Acquisition. In conjunction with the Company’s IPO in March 2017, the advisory services agreement was terminated. These expenses are included in operating expenses in the Fiscal Year 2016 consolidated statements of operations and comprehensive income. The Company also distributed $70 million to Topco in Fiscal Year 2016 as a dividend.

16. Subsequent Event

Dividend

On April 1, 2019, the Company paid a special cash dividend of approximately $50.0 million to the shareholders of J.Jill, Inc. Details of the dividend are as follows:

Special Dividend:
Dividend declared (in dollars per share)	$1.15
Dividend declared, date	March 6, 2019
Dividend payable, date	April 1, 2019
Shareholders of record, date	March 19, 2019

17. Quarterly Financial Data (unaudited)

The following table sets forth our historical consolidated statements of income for each of the eight fiscal quarters through the year ended February 2, 2019. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements, consisting of only normal recurring adjustments that we consider necessary to fairly present the financial information for the fiscal quarters presented below.

	Fiscal Year 2017				Fiscal Year 2018
	Thirteen weeks ended			Fourteen weeks ended	Thirteen weeks ended
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
(in thousands, unaudited)
Net sales	$166,126	$181,372	$161,975	$188,672	$181,541	$179,713	$174,106	$170,902
Costs of goods sold	50,518	58,724	53,479	71,344	61,200	63,058	58,643	63,081
Gross profit	115,608	122,648	108,496	117,328	120,341	116,655	115,463	107,821
Selling, general and administrative expenses	97,033	97,011	95,240	105,609	100,294	97,365	101,589	99,794
Operating income	18,575	25,637	13,256	11,719	20,047	19,290	13,874	8,027
Interest expense, net	4,945	5,084	4,496	4,736	4,817	4,853	4,698	4,696
Income before provision (benefit) for income taxes	13,630	20,553	8,760	6,983	15,230	14,437	9,176	3,331
Income tax provision (benefit)(1)	5,603	8,557	2,766	(22,365)	3,972	3,952	2,488	1,237
Net income	$8,027	$11,996	$5,994	$29,348	$11,258	$10,485	$6,688	$2,094
Net income per common share attributable to common shareholders:
Basic	$0.19	$0.29	$0.14	$0.70	$0.27	$0.24	$0.16	$0.05
Diluted	$0.18	$0.28	$0.14	$0.67	$0.26	$0.23	$0.15	$0.05
Weighted average number of common shares outstanding:
Basic	42,518,143	41,549,825	41,731,765	41,906,414	42,216,331	42,855,366	42,953,173	43,060,392
Diluted	43,680,485	43,554,275	43,554,000	43,499,744	43,407,414	44,716,193	44,475,793	44,359,599

(1) As a result of TCJA, the Company recognized a tax benefit of $24.0 million related to the remeasurement of deferred tax assets and liabilities for the period ending February 3, 2018.