Form 10-Q
period 2019-05-04
J.Jill, Inc.
filed 2019-06-11
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-38026

J.Jill, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-1459825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Batterymarch Park, Quincy, MA 02169	02169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 376-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	JILL	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(g) of the Act: None

As of June 11, 2019, the registrant had 44,097,797 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 4, 2019	February 2, 2019
Assets
Current assets:
Cash	$14,290	$66,204
Accounts receivable	7,647	4,007
Inventories, net	85,369	77,349
Prepaid expenses and other current assets	28,102	27,734
Total current assets	135,408	175,294
Property and equipment, net	116,477	118,044
Intangible assets, net	133,361	136,177
Goodwill	197,026	197,026
Operating lease assets, net	221,262	—
Other assets	306	447
Total assets	$803,840	$626,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$55,102	$55,012
Accrued expenses and other current liabilities	48,460	45,306
Current portion of long-term debt	2,799	2,799
Current portion of operating lease liabilities	32,677	—
Total current liabilities	139,038	103,117
Long-term debt, net of discount and current portion	237,120	237,464
Deferred income taxes	41,039	41,842
Operating lease liabilities, net of current portion	216,493	—
Other liabilities	2,150	30,770
Total liabilities	635,840	413,193
Commitments and contingencies (see Note 9)
Shareholders’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 44,097,797 and 43,672,418 shares issued and outstanding at May 4, 2019 and February 2, 2019, respectively	441	437
Additional paid-in capital	121,565	121,635
Accumulated earnings	45,994	91,723
Total shareholders’ equity	168,000	213,795
Total liabilities and shareholders’ equity	$803,840	$626,988

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$176,452	$181,541
Costs of goods sold	60,196	61,200
Gross profit	116,256	120,341
Selling, general and administrative expenses	105,445	100,294
Operating income	10,811	20,047
Interest expense, net	5,007	4,817
Income before provision for income taxes	5,804	15,230
Provision for income taxes	1,438	3,972
Net income and total comprehensive income	$4,366	$11,258
Net income per common share attributable to common shareholders:
Basic	$0.10	$0.27
Diluted	$0.10	$0.26
Weighted average number of common shares outstanding:
Basic	43,327,519	42,216,331
Diluted	44,478,153	43,407,414

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 2, 2019	43,672,418	437	121,635	91,723	213,795
Adoption of ASU 2016-02 (1)	—	—	—	59	59
Special cash dividend ($1.15 per share)	—	—	—	(50,154)	(50,154)
Vesting of restricted stock units	734,474	7	(7)	—	—
Shares withheld for net-share settlement of equity-based compensation	(239,117)	(2)	(1,266)	—	(1,268)
Forfeiture of restricted stock awards	(69,978)	(1)	1	—	—
Equity-based compensation	—	—	1,202	—	1,202
Net income	—	—	—	4,366	4,366
Balance, May 4, 2019	44,097,797	$441	$121,565	$45,994	$168,000

(1) See Note 2 for additional detail regarding adoption of new accounting standards.

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 3, 2018	43,752,790	437	117,393	61,486	179,316
Adoption of ASU 2014-09	—	—	—	(288)	(288)
Vesting of restricted stock units	6,410	1	—	—	1
Equity-based compensation	—	—	760	—	760
Net income	—	—	—	11,258	11,258
Balance, May 5, 2018	43,759,200	$438	$118,153	$72,456	$191,047

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net income	$4,366	$11,258
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,452	9,357
Loss on disposal of fixed assets	6	12
Noncash amortization of deferred financing and debt discount costs	410	396
Equity-based compensation	1,202	760
Deferred rent liability	(44)	(46)
Deferred income taxes	(804)	(1,867)
Changes in operating assets and liabilities:
Accounts receivable	(3,640)	(4,355)
Inventories	(8,020)	3,088
Prepaid expenses and other current assets	(4,028)	(1,465)
Accounts payable	370	(20,481)
Accrued expenses	4,315	8,271
Operating lease assets and liabilities	724	—
Other noncurrent assets and liabilities	(35)	607
Net cash provided by operating activities	4,274	5,535
Investing activities:
Purchases of property and equipment	(4,068)	(2,150)
Net cash used in investing activities	(4,068)	(2,150)
Financing activities:
Repayments on long-term debt	(700)	(700)
Payments of withholding tax on net-share settlement of equity-based compensation plans	(1,266)	—
Special dividend paid to shareholders	(50,154)	—
Net cash used in financing activities	(52,120)	(700)
Net change in cash	(51,914)	2,685
Cash:
Beginning of Period	66,204	25,978
End of Period	$14,290	$28,663

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 280 stores nationwide and a robust E-commerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 2, 2019 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended May 4, 2019 are not necessarily indicative of future results or results to be expected for the full year ending February 1, 2020. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended February 2, 2019.

Significant changes to our accounting policies as a result of adopting Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842) are discussed below in “Significant Accounting Policies Update” and Note 10.

Recently Adopted Accounting Policies

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842), which supersedes FASB Accounting Standards Codification (“ASC”) Topic 840 – Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The standard was adopted using the modified retrospective approach as of February 3, 2019 with an immaterial cumulative adjustment to retained earnings. See “Significant Accounting Policies Update” and Note 10 for a discussion of our updated policies related to leases and disclosures related to the impact of this standard.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. The standard was adopted as of February 3, 2019, and it had no material impact on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07 – Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted the standard as of February 3, 2019, and it had no impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements (Topic 808), which clarifies the interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers. The provisions of ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will be required to adopt this standard in the first quarter of fiscal year 2020. This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In September 2018, the FASB issued ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendment is intended to address aspects of the guidance issued in the amendments in ASU 2015-05 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2018-15 intends to improve an entities ability to evaluate the accounting for fees paid by a customer in a cloud computing arrangement that is a service contract. The provisions of ASU 2018-15 are effective for fiscal years beginning after December 15, 2019. The Company plans to adopt these standards using a prospective approach and is evaluating the impact that adopting ASU 2018-15 will have on its consolidated financial statements and related disclosures.

Significant Accounting Policies Update

Adoption of ASC Topic 842: Leases

The Company adopted ASU 2016-02- Leases (Topic 842) and related amendments, as of February 3, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date.

The Company applied a portfolio approach to effectively account for the operating lease liabilities and operating lease assets; the Company does not have financing leases. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842. The Company did not elect the hindsight practical expedient; therefore, upon adoption, the Company used the remaining lease term of the current lease, option or extension.

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $223.3 million and $250.5 million, respectively, on the Company’s consolidated balance sheet as of February 3, 2019. The difference between the approximate value of the operating lease assets and liabilities is attributable to deferred rent, deferred rent incentives, leasehold interests and prepaid rent. There was no material impact on the Company’s consolidated statement of operations and comprehensive income or consolidated statements cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840.

Operating Leases

The Company determines if an arrangement is a lease at inception. Lease agreements will typically exist with lease and non-lease components, which are generally accounted for separately.

The Company recognizes operating lease liabilities equal to the present value of the lease payments and operating lease assets representing the right to use the underlying asset for the lease term. The lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company will use an incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The operating lease assets include any lease payments made prior to lease commencement and are reduced by any lease incentives.

Under Topic 842, for any new leases entered into, the Company will assess if it is reasonably certain to exercise lease options to extend or terminate the lease for inclusion (or exclusion) in the lease term when the Company measures the lease liability. The depreciable life of any assets and leasehold improvements are limited by the expected lease term.

Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels. Variable rental payments are recognized in the consolidated statement of operations and comprehensive income in the period in which the obligation for those payments is incurred. If such variable operating leases arise that include incentives from landlords in the form of cash, the Company will record the full amount of the incentive when specific performance criteria are met as a deferred liability. The deferred liability is amortized into income as a reduction of rent expense over the term of the applicable lease, including options to extend if they are reasonably certain to be exercised. The Company recognized those liabilities to be amortized within a year as a current liability and those greater than a year as a long-term liability. For purposes of recognizing these incentives and rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the lease asset to begin amortization, which is generally when the Company takes possession of the asset.

3. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties under its credit card agreement. The following table presents disaggregated revenues by source (in thousands):

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Retail	$102,594	$108,031
Direct	73,858	73,510
Net revenues	$176,452	$181,541

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	May 4, 2019	February 2, 2019
Contract liabilities:
Signing bonus	$612	$647
Unredeemed gift cards	5,798	7,081
Total contract liabilities(1)	$6,410	$7,728

(1) Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short term portion of the signing bonus is included in accrued expenses on the Company’s consolidated balance sheet.

For the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company recognized approximately $3.4 million and $3.3 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.6 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2019	Fiscal Year 2020	Thereafter
Signing bonus	$106	$141	$365

This disclosure does not include revenue related to performance obligations from unredeemed gift cards, as substantially all gift cards are redeemed in the first year of issuance.

4. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	May 4, 2019	February 2, 2019
Term Loan	$244,678	$245,378
Discount on debt and debt issuance costs	(4,759)	(5,115)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$237,120	$237,464

The Company was in compliance with all financial covenants as of May 4, 2019.

5. Income Taxes

The Company recorded income tax expense of $1.4 million during the thirteen weeks ended May 4, 2019, and $4.0 million during the thirteen weeks ended May 5, 2018. The effective tax rates were 24.8% in the thirteen weeks ended May 4, 2019, and 26.1% in the thirteen weeks ended May 5, 2018.

The effective tax rate for both the thirteen weeks ended May 4, 2019 and May 5, 2018 exceeds the federal statutory rate of 21.0% primarily due to §162(m) officer compensation limitation, stock compensation and state income taxes.

6. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Numerator
Net income attributable to common shareholders:	$4,366	$11,258
Denominator
Weighted average number of common shares outstanding, basic:	43,327,519	42,216,331
Dilutive effect of stock options and restricted shares:	1,150,634	1,191,083
Weighted average number of common shares outstanding, diluted:	44,478,153	43,407,414
Net income per common share attributable to common shareholders, basic:	$0.10	$0.27
Net income per common share attributable to common shareholders, diluted:	$0.10	$0.26

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect. There were 1,326,832 for the thirteen weeks ended May 4, 2019, and 1,122,820 for the thirteen weeks ended May 5, 2018, such awards excluded.

7. Equity-Based Compensation

Equity-based compensation expense was $1.2 million for the thirteen weeks ended May 4, 2019, and $0.8 million for the thirteen weeks ended May 5, 2018.

Special Dividend

On March 6, 2019, the Company’s Board of Directors declared a special cash dividend (the “Special Dividend”) of $1.15 per share payable to shareholders of record as of March 19, 2019, of which $50.2 million was paid on April 1, 2019 to shareholders.

In connection with the Special Dividend, pursuant to anti-dilution provisions in the 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), the Company adjusted outstanding equity awards in order to prevent dilution of such awards. Accordingly, the Company adjusted the number of outstanding unvested restricted stock units (“RSUs”) as of the payment date of the dividend with an additional number of RSUs (“Dividend Equivalent Units” or “DEUs”) equal to the quotient obtained by dividing (x) the product of the number of unvested RSUs as of the record date by the amount of the dividend per share, by (y) the fair market value of share on the payment date of the Special Dividend. The DEUs will follow the same vesting pattern as the RSUs. For holders of outstanding options as of March 19, 2019, the option strike price on such options was reduced by the per share amount of the Special Dividend. Holders of unvested Restricted Stock Awards (“RSAs”) received a forfeitable $1.15 per share dividend on unvested RSAs as of March 19, 2019.

8. Related Party Transactions

For both the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company incurred an immaterial amount of related party transactions.

9. Commitments and Contingencies

Legal Proceedings

The Company is subject to various legal proceedings that arise in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that the Company is presently party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company’s business, financial condition, operating results or cash flows. The Company establishes reserves for specific legal matters when the Company determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

10. Operating Leases

As of May 4, 2019, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of May 4, 2019, the Company did not include options to renew in the operating lease assets and liabilities.

As described in Note 2, the Company adopted Topic 842 as of February 3, 2019. Under this guidance the Company did not record any deferred lease liabilities as of May 4, 2019. The Company maintained a tenant incentive liability of $1.3 million as of May 4, 2019, related to certain variable retail leases. Under legacy guidance, Topic 840, the Company recorded a deferred lease liability of $11.9 million and maintained a tenant improvement incentive liability of $19.1 million as of February 2, 2019.

The components of lease expense were as follows (in thousands):

Lease Cost	Classification	For the Thirteen Weeks Ended May 4, 2019
Operating lease cost	SG&A Expenses	$11,552
Variable lease cost	SG&A Expenses	766
Total lease cost		$12,318

For the thirteen weeks ended May 4, 2019, total common area maintenance expense was $3.5 million. For the thirteen weeks ended May 5, 2018, total rental expense was $11.9 million and common area maintenance expense was $3.6 million, exclusive of contingent rental expense recorded of $0.2 million.

The Company used an incremental borrowing rate on February 3, 2019, for operating leases that commenced prior to that date. The incremental borrowing rate is estimated based upon (1) the financial condition and credit rating of the Company and its peers, (2) the term of the lease, (3) the nature of the underlying asset, and (4) the relative economic environment.

For the thirteen weeks ended May 4, 2019, operating lease liabilities arising from obtaining operating lease assets was $5.5 million.

For the thirteen weeks ended May 4, 2019, the total cash paid for amounts included in the measurement of operating lease liabilities was $11.8 million.

Lease Term and Discount Rate	May 4, 2019
Weighted-average remaining lease term (in years)
Operating leases	7.4
Weighted-average discount rate
Operating leases	6.6%

Maturities of lease liabilities as of May 4, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2019	$37,232
2020	46,961
2021	44,484
2022	39,996
2023	36,989
Thereafter	114,091
Less: Imputed interest	70,583
Present value of lease liabilities	$249,170

(1)Operating lease payments exclude $6.4 million of legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

Under Topic 840, future minimum rental payments required under all non-cancellable operating lease obligations as of February 2, 2019 were as follows (in thousands):

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal years ending February 1, 2020 (“Fiscal Year 2019”) and fiscal year ended February 2, 2019 (“Fiscal Year 2018”) are both comprised of 52 weeks.

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

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, write-off of property and equipment, and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018
Statements of Operations Data:
Net income	$4,366	$11,258
Interest expense, net	5,007	4,817
Provision for income taxes	1,438	3,972
Depreciation and amortization	9,452	9,357
Equity-based compensation expense(a)	1,202	760
Write-off of property and equipment (b)	6	12
Other non-recurring expenses (c)	—	1,346
Adjusted EBITDA	$21,471	$31,522
Net sales	$176,452	$181,541
Adjusted EBITDA margin	12.2%	17.4%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.

(b)	Represents net gain or loss on the disposal of fixed assets.
(c)	Represents items management believes are not indicative of ongoing operating performance. For the thirteen weeks ended May 5, 2018, these expenses include costs related to a CEO transition.

Results of Operations

Thirteen weeks ended May 4, 2019 Compared to Thirteen weeks ended May 5, 2018

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended May 5, 2018 to the Thirteen Weeks
	May 4, 2019		May 5, 2018		Ended May 4, 2019
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$176,452	100.0%	$181,541	100.0%	$(5,089)	(2.8)%
Costs of goods sold	60,196	34.1%	61,200	33.7%	(1,004)	(1.6)%
Gross profit	116,256	65.9%	120,341	66.3%	(4,085)	(3.4)%
Selling, general and administrative expenses	105,445	59.8%	100,294	55.2%	5,151	5.1%
Operating income	10,811	6.1%	20,047	11.0%	(9,236)	(46.1)%
Interest expense, net	5,007	2.8%	4,817	2.7%	190	3.9%
Income before provision for income taxes	5,804	3.3%	15,230	8.4%	(9,426)	(61.9)%
Provision for income taxes	1,438	0.8%	3,972	2.2%	(2,534)	(63.8)%
Net income	$4,366	2.5%	$11,258	6.2%	$(6,892)	(61.2)%

Net Sales

Net sales for the thirteen weeks ended May 4, 2019 decreased $5.1 million, or 2.8%, to $176.5 from $181.5 million for the thirteen weeks ended May 5, 2018.  At the end of those same periods, we operated 283 and 273 retail stores, respectively. The decrease in total net sales versus the prior year was driven by a reduced response to our new product offerings. Our net sales in future periods may continue to be adversely affected by reduced response to our product offerings.

Our retail channel contributed 58.1% of our net sales in the thirteen weeks ended May 4, 2019 and 59.5% in the thirteen weeks ended May 5, 2018. Our direct channel contributed 41.9% of our net sales in the thirteen weeks ended May 4, 2019 and 40.5% in the thirteen weeks ended May 5, 2018.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended May 4, 2019 decreased $4.1 million, or 3.4%, to $116.3 from $120.3 million for the thirteen weeks ended May 5, 2018. The gross margin for the thirteen weeks ended May 4, 2019 was 65.9% compared to 66.3% for the thirteen weeks ended May 5, 2018, reflecting a higher level of promotions in the quarter. We anticipate that we will continue to have higher levels of promotions in future periods impacted by higher levels of inventory at May 4, 2019, which will continue to adversely affect our gross profit and gross margin in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended May 4, 2019 increased $5.2 million, or 5.1%, to $105.4 from $100.3 million for the thirteen weeks ended May 5, 2018. The increase was driven by a $3.2 million impact related to technology investments being made in the business.  Additionally, there was increased spending of $1.5 million for sales related expenses, mainly shipping and handling, $1.0 million increase in marketing spend and $0.4 million in stock based compensation.  This was partially offset by a decrease of $1.3 million of non-recurring expenses that occurred last year as a result of a CEO transition.

As a percentage of net sales, selling, general and administrative expenses were 59.8% for the thirteen weeks ended May 4, 2019 compared to 55.2% for the thirteen weeks ended May 5, 2018.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for the thirteen weeks ended May 4, 2019 increased $0.2 million, or 3.9%, to $5.0 million from $4.8 million for the thirteen weeks ended May 5, 2018. The increase was driven by higher interest rates.

Provision for Income Taxes

The provision for income taxes was $1.4 million for the thirteen weeks ended May 4, 2019 compared to $4.0 million for the thirteen weeks ended May 5, 2018. Our effective tax rates for the same periods were 24.8% and 26.1%, respectively.

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

Capital expenditures were $4.1 million for the thirteen weeks ended May 4, 2019 compared to $2.2 million for the thirteen weeks ended May 5, 2018.  The increase in capital expenditures in Fiscal Year 2019 was due primarily to an increase in spending on stores investments and technology projects.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018
Net cash provided by operating activities	$4,274	$5,535
Net cash used in investing activities	(4,068)	(2,150)
Net cash used in financing activities	(52,120)	(700)

Net Cash provided by Operating Activities

Net cash provided by operating activities during the thirteen weeks ended May 4, 2019 was $4.3 million. Key elements of cash provided by operating activities were (i) net income of $4.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $10.2 million, primarily driven by standard depreciation and amortization, equity-based compensation and noncash amortization of deferred financing and debt discount costs, partially offset by deferred income taxes, and (iii) an increase in net operating assets and liabilities of $10.3 million, primarily driven by higher inventory levels, prepaid expenses and other current assets as well as accounts receivable, partially offset by accrued expenses and operating lease assets and liabilities.

Net cash provided by operating activities during the thirteen weeks ended May 5, 2018 was $5.5 million. Key elements of cash provided by operating activities were (i) net income of $11.3 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $8.6 million, primarily driven by depreciation and amortization and equity based compensation, partially offset by deferred income taxes, and (iii) an increase in net operating assets and liabilities of $14.3 million, primarily driven by cash uses in accounts payable, accounts receivable and prepaid expenses and other current assets, offset by cash provided by accrued expenses and lower inventories.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirteen weeks ended May 4, 2019 was $4.1 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the thirteen weeks ended May 5, 2018 was $2.2 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during the thirteen weeks ended May 4, 2019 was $52.1 million, which was driven primarily from the special dividend paid to shareholders.

Net cash used in financing activities during the thirteen weeks ended May 5, 2018 was $0.7 million, which was the scheduled repayment of our Term Loan.

Dividends

On April 1, 2019 the Company paid a special cash dividend of $50.2 million to the shareholders of J.Jill, Inc.

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

Credit Facilities

At May 4, 2019 and February 2, 2019 there were no loan amounts outstanding under the ABL Facility. At both May 4, 2019 and February 2, 2019 the Company had outstanding letters of credit in the amounts of $1.8 million and had a maximum additional borrowing capacity of $38.2 million.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended May 4, 2019, there were no material changes in the contractual obligations as of February 2, 2019.

Contingencies

We are subject to various legal proceedings that arise in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that we are presently party to any legal proceedings the resolution of which management believes would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

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

In the thirteen weeks ended May 4, 2019, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value. Due to the recent decline in stock price, the Company plans to evaluate goodwill and intangible assets in the second fiscal quarter of Fiscal Year 2019.

Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K, except for the effects of the adoption of ASC Topic 842 – Leases. Refer to Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, under header, “Significant Accounting Policies Update” for the effects and disclosures of adoption.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this

Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the year ended February 2, 2019 and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of May 4, 2019, there was no outstanding balance under the ABL Facility, and $1.8 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.2 million and the amount outstanding under the Term Loan had decreased to $244.7 million as a result of the scheduled repayments. We currently do not engage in any interest rate hedging activity. Based on the interest rate on the ABL Facility at May 4, 2019, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.4 million during Fiscal Year 2019.

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

Changes to Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended May 4, 2019, except for the implementation of new internal controls to ensure the Company properly accounted for the adoption of ASC Topic 842 – Leases in its consolidated financial statements.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings that arise in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that we are presently party to any legal proceedings the resolution of which management believes would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.  However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description
10.1	Offer Letter, dated as of April 12, 2019, by and between Mark Webb and J.Jill, Inc.

10.2	Restricted Stock Unit Award Agreement, dated as of May 1, 2019, by and between Mark Webb and J.Jill, Inc.

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

J.Jill, Inc.

Date: June 11, 2019	By:	/s/ Linda Heasley
Linda Heasley
President, Chief Executive Officer and Director

Date: June 11, 2019	By:	/s/ Mark Webb
Mark Webb
Executive Vice President and Chief Financial Officer