Form 10-Q
period 2019-08-03
J.Jill, Inc.
filed 2019-09-11
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

As of September 11, 2019, the registrant had 44,040,717 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	August 3, 2019	February 2, 2019
Assets
Current assets:
Cash	$29,124	$66,204
Accounts receivable	5,997	4,007
Inventories, net	70,003	77,349
Prepaid expenses and other current assets	26,534	27,734
Total current assets	131,658	175,294
Property and equipment, net	114,814	118,044
Intangible assets, net	123,546	136,177
Goodwill	108,597	197,026
Operating lease assets, net	216,338	—
Other assets	252	447
Total assets	$695,205	$626,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,955	$55,012
Accrued expenses and other current liabilities	47,204	45,306
Current portion of long-term debt	2,799	2,799
Current portion of operating lease liabilities	32,632	—
Total current liabilities	135,590	103,117
Long-term debt, net of discount and current portion	236,781	237,464
Deferred income taxes	35,216	41,842
Operating lease liabilities, net of current portion	212,959	—
Other liabilities	2,073	30,770
Total liabilities	622,619	413,193
Commitments and contingencies (see Note 9)
Shareholders’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 44,005,112 and 43,672,418 shares issued and outstanding at August 3, 2019 and February 2, 2019, respectively	440	437
Additional paid-in capital	122,887	121,635
Accumulated (deficit) earnings	(50,741)	91,723
Total shareholders’ equity	72,586	213,795
Total liabilities and shareholders’ equity	$695,205	$626,988

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$180,744	$179,713	$357,196	$361,254
Costs of goods sold	75,403	63,058	135,599	124,258
Gross profit	105,341	116,655	221,597	236,996
Selling, general and administrative expenses	104,698	97,365	210,143	197,659
Impairment of goodwill	88,428	—	88,428	—
Impairment of indefinite-lived intangible assets	7,000	—	7,000	—
Operating (loss) income	(94,785)	19,290	(83,974)	39,337
Interest expense, net	5,019	4,853	10,026	9,670
(Loss) income before provision for income taxes	(99,804)	14,437	(94,000)	29,667
Income tax (benefit) provision	(3,069)	3,952	(1,631)	7,924
Net (loss) income and total comprehensive (loss) income	$(96,735)	$10,485	$(92,369)	$21,743
Net (loss) income per common share attributable to common shareholders:
Basic	$(2.21)	$0.24	$(2.12)	$0.51
Diluted	$(2.21)	$0.23	$(2.12)	$0.49
Weighted average number of common shares outstanding:
Basic	43,793,348	42,855,366	43,560,434	42,535,849
Diluted	43,793,348	44,716,193	43,560,434	44,061,804

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, February 2, 2019	43,672,418	$437	$121,635	$91,723	$213,795
Adoption of ASU 2016-02 (1)	—	—	—	59	59
Special cash dividend ($1.15 per share)	—	—	—	(50,154)	(50,154)
Vesting of restricted stock units	734,474	7	(7)	—	—
Shares withheld for net-share settlement of equity-based compensation	(239,117)	(2)	(1,266)	—	(1,268)
Forfeiture of restricted stock awards	(69,978)	(1)	1	—	—
Equity-based compensation	—	—	1,202	—	1,202
Net income	—	—	—	4,366	4,366
Balance, May 4, 2019	44,097,797	$441	$121,565	$45,994	$168,000
Vesting of restricted stock units	—	—	—	—	—
Forfeitable dividend	—	—	107	—	107
Forfeiture of restricted stock awards	(92,685)	(1)	1	—	—
Equity-based compensation	—	—	1,214	—	1,214
Net loss	—	—	—	(96,735)	(96,735)
Balance, August 3, 2019	44,005,112	$440	$122,887	$(50,741)	$72,586

(1)	See Note 2 for additional detail regarding adoption of new accounting standards.

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 3, 2018	43,752,790	$437	$117,393	$61,486	$179,316
Adoption of ASU 2014-09	—	—	—	(288)	(288)
Vesting of restricted stock units	6,410	1	—	—	1
Equity-based compensation	—	—	760	—	760
Net income	—	—	—	11,258	11,258
Balance, May 5, 2018	43,759,200	$438	$118,153	$72,456	$191,047
Vesting of restricted stock units	3,192	—	—	—	—
Forfeiture of restricted stock awards	(18,359)	(1)	—	—	(1)
Equity-based compensation	—	—	1,083	—	1,083
Net income	—	—	—	10,485	10,485
Balance, August 4, 2018	43,744,033	$437	$119,236	$82,941	$202,614

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Net (loss) income	$(92,369)	$21,743
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,846	18,245
Impairment of goodwill and indefinite-lived intangible assets	95,428	—
Impairment of long-lived assets	2,064	—
Loss on disposal of fixed assets	14	28
Noncash amortization of deferred financing and debt discount costs	827	794
Equity-based compensation	2,416	1,843
Deferred rent liability	(88)	(64)
Deferred income taxes	(6,627)	(3,054)
Changes in operating assets and liabilities:
Accounts receivable	(1,990)	(374)
Inventories	7,346	19,000
Prepaid expenses and other current assets	(2,460)	(2,371)
Accounts payable	(1,812)	(11,943)
Accrued expenses	1,733	(2,322)
Operating lease assets and liabilities	283	—
Other noncurrent assets and liabilities	(75)	1,590
Net cash provided by operating activities	23,536	43,115
Investing activities:
Purchases of property and equipment	(7,904)	(5,659)
Net cash used in investing activities	(7,904)	(5,659)
Financing activities:
Repayments on long-term debt	(1,399)	(1,399)
Payments of withholding tax on net-share settlement of equity-based compensation plans	(1,266)	—
Special dividend paid to shareholders	(50,154)	—
Forfeitable dividend	107	—
Net cash used in financing activities	(52,712)	(1,399)
Net change in cash	(37,080)	36,057
Cash:
Beginning of Period	66,204	25,978
End of Period	$29,124	$62,035

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 2, 2019 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended August 3, 2019 are not necessarily indicative of future results or results to be expected for the full year ending February 1, 2020 (“Fiscal Year 2019”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended February 2, 2019.

Significant changes to our accounting policies as a result of adopting Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842) are discussed below in “Significant Accounting Policies Update” and Note 10.

Recently Adopted Accounting Policies

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842), which supersedes FASB Accounting Standards Codification (“ASC”) Topic 840 – Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The standard was adopted using the modified retrospective approach as of February 3, 2019 with an immaterial cumulative adjustment to retained earnings. See “Significant Accounting Policies Update” and Note 13 for a discussion of our updated policies related to leases and disclosures related to the impact of this standard.

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

The Company applied a portfolio approach to effectively account for the operating lease liabilities and operating lease assets; the Company did not have financing leases. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842. The Company did not elect the hindsight practical expedient; therefore, upon adoption, the Company used the remaining lease term of the current lease, option or extension.

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

Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels. Variable rental payments are recognized in the consolidated statement of operations and comprehensive income in the period in which the obligation for those payments are incurred. If such variable operating leases arise that include incentives from landlords in the form of cash, the Company will record the full amount of the incentive when specific performance criteria are met as a deferred liability. The deferred liability is amortized into income as a reduction of rent expense over the term of the applicable lease, including options to extend if they are reasonably certain to be exercised. The Company recognized those liabilities to be amortized within a year as a current liability and those greater than a year as a long-term liability. For purposes of recognizing these incentives and rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the lease asset to begin amortization, which is generally when the Company takes possession of the asset.

3. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties under its credit card agreement. The following table presents disaggregated revenues by source (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Retail	$103,666	$106,210	$206,260	$214,241
Direct	77,078	73,503	150,936	147,013
Net revenues	$180,744	$179,713	$357,196	$361,254

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	August 3, 2019	February 2, 2019
Contract liabilities:
Signing bonus	$576	$647
Unredeemed gift cards	5,302	7,081
Total contract liabilities(1)	$5,878	$7,728

(1) Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short term portion of the signing bonus is included in accrued expenses on the Company’s consolidated balance sheet.

For the thirteen and twenty-six weeks ended August 3, 2019, the Company recognized approximately $3.1 million and $6.5 million of revenue related to gift card redemptions and breakage, respectively. For the thirteen and twenty-six weeks ended August 4, 2018, the Company recognized approximately $2.8 million and $6.1 million of revenue related to gift card redemptions and breakage, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.6 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2019	Fiscal Year 2020	Thereafter
Signing bonus	$71	$141	$365

This disclosure does not include revenue related to performance obligations from unredeemed gift cards, as substantially all gift cards are redeemed in the first year of issuance.

4. Other Income

The Company filed an insurance claim as a result of a cargo vessel fire on or about January 8, 2019, where contents of two containers carried J.Jill inventory. In July 2019, it was determined that the inventory onboard the cargo vessel was nonsalable and the insurance claim was settled for $3.3 million. The Company recorded a gain of $2.4 million on insurance proceeds in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the period ended August 3, 2019.

5. Asset Impairments

Long-lived Asset Impairments

In the second quarter of Fiscal Year 2019, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, determined using a discounted cash flows method. These impairment charges arose from the Company’s decision to vacate and sublease one floor of the corporate headquarters located in Quincy, Massachusetts. The Company incurred impairment charges of $0.3 million on leasehold improvements and $1.8 million on the right-of-use asset. The impairment charges were recorded in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).

Goodwill and Other Indefinite-lived Intangible Asset Impairments

In the second quarter of Fiscal Year 2019, the Company reduced comparable sales outlook for the second quarter that led to a reduced full year forecast of earnings for Fiscal Year 2019. The Company concluded that these factors, as well as the decrease in stock price represented indicators of impairment and required the Company to test goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal Year 2019 (the “Impairment Test”).

The Company performed the Impairment Test using a quantitative approach with the assistance of an independent valuation firm. The Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill and the relief-from-royalty method for indefinite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived intangible asset were below carrying values resulting in an $88.4 million impairment of goodwill and a $7.0 million impairment of the Company’s tradename (indefinite-lived intangible asset).

6. Restructuring Costs

In July 2019, the Company implemented a restructuring plan (the “2019 Restructuring Plan”) focused on cost reduction initiatives designed to execute against long-term strategies. The 2019 Restructuring Plan included headcount reductions primarily at the Company’s corporate headquarters in Quincy, Massachusetts and at the facility in Tilton, New Hampshire.

As a result of the 2019 Restructuring Plan, the Company recorded $1.6 million of restructuring costs in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. All restructuring costs have been incurred in the second quarter of Fiscal Year 2019 and payments are anticipated to be complete in the third quarter of Fiscal Year 2020, ending on January 30, 2021.

The following table summarizes the activity of the restructuring costs discussed above and related accruals recorded in accrued other and other current liabilities on the consolidated balance sheet (in thousands):

	February 3, 2019	Charges Incurred	Cash Payments	Adjustments	August 3, 2019
Employee separation costs	$—	$1,402	$—	$—	$1,402
Other	—	195	—	—	195
Total restructuring costs	$—	$1,597	$—	$—	$1,597

7. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	August 3, 2019	February 2, 2019
Term Loan	$243,978	$245,378
Discount on debt and debt issuance costs	(4,398)	(5,115)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$236,781	$237,464

The Company was in compliance with all financial covenants as of August 3, 2019.

8. Income Taxes

The Company recorded an income tax benefit of $3.1 million and $1.6 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, and income tax expense of $4.0 million and $7.9 million during the thirteen and twenty-six weeks ended August 4, 2018, respectively. The effective tax rates were 3.1% and 1.7% in the thirteen and twenty-six weeks ended August 3, 2019, respectively, and 27.4% and 26.7% in the thirteen and twenty-six weeks ended August 4, 2018, respectively.

The effective tax rate for the thirteen and twenty-six weeks ended August 3, 2019 is lower than the federal statutory rate of 21% primarily due to goodwill impairment of $88.4 million net of recurring items including §162(m) officer compensation limitation, stock compensation and state income taxes. The effective tax rate for the thirteen and twenty-six weeks ended August 4, 2018 exceeds the federal statutory rate of 21.0% primarily due to §162(m) officer compensation limitation, stock compensation and state income taxes.

9. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator
Net (loss) income attributable to common shareholders:	$(96,735)	$10,485	$(92,369)	$21,743
Denominator
Weighted average number of common shares outstanding, basic:	43,793,348	42,855,366	43,560,434	42,535,849
Dilutive effect of stock options and restricted shares:	—	1,860,827	—	1,525,955
Weighted average number of common shares outstanding, diluted:	43,793,348	44,716,193	43,560,434	44,061,804
Net (loss) income per common share attributable to common shareholders, basic:	$(2.21)	$0.24	$(2.12)	$0.51
Net (loss) income per common share attributable to common shareholders, diluted:	$(2.21)	$0.23	$(2.12)	$0.49

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect. There were 4,224,437 and 2,775,635 for the thirteen and twenty-six weeks ended August 3, 2019, and 336,105 and 729,463 for the thirteen and twenty-six weeks ended August 4, 2018, such awards excluded.

10. Equity-Based Compensation

Equity-based compensation expense was $1.2 million and $2.4 million for the thirteen and twenty-six weeks ended August 3, 2019, and $1.0 million and $1.8 million for the thirteen and twenty-six weeks ended August 4, 2018.

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

11. Related Party Transactions

For both the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company incurred an immaterial amount of related party transactions.

12. Commitments and Contingencies

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

13. Operating Leases

As of August 3, 2019, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of August 3, 2019, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

As described in Note 2, the Company adopted Topic 842 as of February 3, 2019. Under this guidance the Company did not record any deferred lease liabilities as of August 3, 2019. The Company maintained a tenant incentive liability of $1.3 million as of August 3, 2019, related to certain variable retail leases. Under legacy guidance, Topic 840, the Company recorded a deferred lease liability of $11.9 million and maintained a tenant improvement incentive liability of $19.1 million as of February 2, 2019.

The components of lease expense were as follows (in thousands):

Lease Cost	Classification	For the Thirteen Weeks Ended August 3, 2019	For the Twenty-Six Weeks Ended August 3, 2019
Operating lease cost	SG&A Expenses	$11,820	$23,372
Variable lease cost	SG&A Expenses	774	1,540
Total lease cost		$12,594	$24,912

For the thirteen and twenty-six weeks ended August 3, 2019, total common area maintenance expense was $3.6 million and $7.1 million, respectively. For the thirteen and twenty-six weeks ended August 4, 2018, total rental expense was $11.7 million and $23.6 million, respectively, and common area maintenance expense was $3.4 million and $7.0 million, respectively, exclusive of contingent rental expense recorded of $0.6 million and $1.1 million, respectively.

The Company used an incremental borrowing rate on February 3, 2019, for operating leases that commenced prior to that date. The incremental borrowing rate is estimated based upon (1) the financial condition and credit rating of the Company and its peers, (2) the term of the lease, (3) the nature of the underlying asset, and (4) the relative economic environment.

For the thirteen and twenty-six weeks ended August 3, 2019, operating lease liabilities arising from obtaining operating lease assets was $4.1 million and $9.6 million, respectively.

For the thirteen and twenty-six weeks ended August 3, 2019, the total cash paid for amounts included in the measurement of operating lease liabilities was $11.9 million and $23.7 million, respectively.

Lease Term and Discount Rate	August 3, 2019
Weighted-average remaining lease term (in years)
Operating leases	7.3
Weighted-average discount rate
Operating leases	6.6%

Maturities of lease liabilities as of August 3, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2019	$19,938
2020	47,900
2021	45,444
2022	40,966
2023	37,733
Thereafter	121,445
Less: Imputed interest	67,835
Present value of lease liabilities	$245,591

(1) Operating lease payments exclude $5.3 million of legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations.  These initiatives include our E-commerce site, which was re-platformed in Fiscal Year 2017, and our initiative to upgrade and enhance our information systems. Although initiatives of this nature are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Statements of Operations Data:
Net (loss) income	$(96,735)	$10,485	$(92,369)	$21,743
Interest expense, net	5,019	4,853	10,026	9,670
Income tax (benefit) provision	(3,069)	3,952	(1,631)	7,924
Depreciation and amortization	9,396	8,892	18,848	18,249
Equity-based compensation expense(a)	1,214	1,083	2,416	1,843
Write-off of property and equipment (b)	8	16	14	28
Impairment of goodwill and indefinite-lived intangible assets	95,428	—	95,428	—
Impairment of long-lived assets(c)	2,064	—	2,064	—
Other non-recurring expenses (d)	(740)	—	(740)	1,346
Adjusted EBITDA	$12,585	$29,281	$34,056	$60,803
Net sales	$180,744	$179,713	$357,196	$361,254
Adjusted EBITDA margin	7.0%	16.3%	9.5%	16.8%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.

(b)	Represents net gain or loss on the disposal of fixed assets.
(c)	Represents impairment of long lived assets related to the change in use of a right-of-use asset.
(d)

Represents items management believes are not indicative of ongoing operating performance. For the thirteen and twenty-six weeks ended August 3, 2019, these expenses are primarily composed of a gain from insurance proceeds and restructuring costs. For the twenty-six weeks ended August 4, 2018, these expenses include costs related to a CEO transition.

Items Affecting Comparability of Financial Results

Impairment losses. Our Fiscal Year 2019 second quarter results reflect goodwill and intangible asset impairment losses of $95.4 million. We had no impairment losses in the second quarter of Fiscal Year 2018. See Note 5, Asset Impairments, in Item I, Financial Statements, for additional information on these impairment losses.

Results of Operations

Thirteen weeks ended August 3, 2019 Compared to Thirteen weeks ended August 4, 2018

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended August 4, 2018 to the Thirteen Weeks
	August 3, 2019		August 4, 2018		Ended August 3, 2019
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$180,744	100.0%	$179,713	100.0%	$1,031	0.6%
Costs of goods sold	75,403	41.7%	63,058	35.1%	12,345	19.6%
Gross profit	105,341	58.3%	116,655	64.9%	(11,314)	(9.7)%
Selling, general and administrative expenses	104,698	57.9%	97,365	54.2%	7,333	7.5%
Impairment of goodwill	88,428	48.9%	—	0.00%	88,428	100.0%
Impairment of indefinite-lived intangible assets	7,000	3.9%	—	0.00%	7,000	100.0%
Operating (loss) income	(94,785)	(52.4)%	19,290	10.7%	(114,075)	(591.4)%
Interest expense, net	5,019	2.8%	4,853	2.7%	166	3.4%
(Loss) income before provision for income taxes	(99,804)	(55.2)%	14,437	8.0%	(114,241)	(791.3)%
Income tax (benefit) provision	(3,069)	(1.7)%	3,952	2.2%	(7,021)	(177.7)%
Net (loss) income	$(96,735)	(53.5)%	$10,485	5.8%	$(107,220)	(1022.6)%

Net Sales

Net sales for the thirteen weeks ended August 3, 2019 increased $1.0 million, or 0.6%, to $180.7 from $179.7 million for the thirteen weeks ended August 4, 2018.  At the end of those same periods, we operated 286 and 273 retail stores, respectively. The increase in total net sales versus the prior year was driven by an increase in our active customer base.

Our retail channel contributed 57.4% of our net sales in the thirteen weeks ended August 3, 2019 and 59.1% in the thirteen weeks ended August 4, 2018. Our direct channel contributed 42.6% of our net sales in the thirteen weeks ended August 3, 2019 and 40.9% in the thirteen weeks ended August 4, 2018.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended August 3, 2019 decreased $11.3 million, or 9.7%, to $105.3 from $116.7 million for the thirteen weeks ended August 4, 2018. The gross margin for the thirteen weeks ended August 3, 2019 was 58.3% compared to 64.9% for the thirteen weeks ended August 4, 2018, driven by added promotions, markdowns, and liquidation actions to clear certain goods in the thirteen weeks ended August 3, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended August 3, 2019 increased $7.3 million, or 7.5%, to $104.7 from $97.4 million for the thirteen weeks ended August 4, 2018. The increase was driven by $3.2 million for sales related expenses, mainly shipping and handling and store expenses, $2.1 million for the impairment of long-lived assets related to the shutdown of one floor of office space in our corporate office, $1.7 million related to technology initiatives, $1.7 million of non-recurring expenses driven primarily by severance, $0.9 million increase in marketing spend and $0.5 million in depreciation and amortization. This was offset by the $2.4 million gain from insurance proceeds related to a cargo ship fire and $0.4 million decrease in incentive compensation.

As a percentage of net sales, selling, general and administrative expenses were 57.9% for the thirteen weeks ended August 3, 2019 compared to 54.2% for the thirteen weeks ended August 4, 2018.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for the thirteen weeks ended August 3, 2019 increased $0.1 million, or 3.4%, to $5.0 million from $4.9 million for the thirteen weeks ended August 4, 2018.

Provision for Income Taxes

The provision for income taxes was a benefit of $3.1 million for the thirteen weeks ended August 3, 2019 compared to a provision of $4.0 million for the thirteen weeks ended August 4, 2018. Our effective tax rates for the same periods were 3.1% and 27.4%, respectively. The tax benefit in the thirteen weeks ended August 3, 2019 was driven by the treatment of the impairment of goodwill and indefinite-lived intangible assets.

Twenty-six weeks ended August 3, 2019 Compared to Twenty-six weeks ended August 4, 2018

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended August 4, 2018 to the Twenty-Six Weeks
(in thousands)	August 3, 2019		August 4, 2018		Ended August 3, 2019
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$357,196	100.0%	$361,254	100.0%	$(4,058)	(1.1)%
Costs of goods sold	135,599	38.0%	124,258	34.4%	11,341	9.1%
Gross profit	221,597	62.0%	236,996	65.6%	(15,399)	(6.5)%
Selling, general and administrative expenses	210,143	58.8%	197,659	54.7%	12,484	6.3%
Impairment of goodwill	88,428	24.8%	—	—	88,428	100.0%
Impairment of indefinite-lived intangible assets	7,000	2.0%	—	—	7,000	100.0%
Operating (loss) income	(83,974)	(23.6)%	39,337	10.9%	(123,311)	(313.5)%
Interest expense, net	10,026	2.8%	9,670	2.7%	356	3.7%
(Loss) income before provision for income taxes	(94,000)	(26.4)%	29,667	8.2%	(123,667)	(416.9)%
Income tax (benefit) provision	(1,631)	(0.5)%	7,924	2.2%	(9,555)	(120.6)%
Net (loss) income	$(92,369)	(25.9)%	$21,743	6.0%	$(114,112)	(524.8)%

Net Sales

Net sales for the twenty-six weeks ended August 3, 2019 decreased $4.1 million, or 1.1%, to $357.2 from $361.3 million for the twenty-six weeks ended August 4, 2018.  At the end of both of those same periods, we operated 286 and 273 retail stores, respectively. The decrease in net sales was due to total company comparable sales of -2.2%.

Our retail channel contributed 57.7% of our net sales in the twenty-six weeks ended August 3, 2019 and 59.3% in the twenty-six weeks ended August 4, 2018. Our direct channel contributed 42.3% of our net sales in the twenty-six weeks ended August 3, 2019 and 40.7% in the twenty-six weeks ended August 4, 2018.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended August 3, 2019 decreased $15.4 million, or 6.5%, to $221.6 from $237.0 million for the twenty-six weeks ended August 4, 2018. The gross margin for the twenty-six weeks ended August 3, 2019 was 62.0% compared to 65.6% for the twenty-six weeks ended August 4, 2018, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended August 3, 2019 increased $12.5 million, or 6.3%, to $210.1 from $197.7 million for the twenty-six weeks ended August 4, 2018. The increase is driven by a $4.8 million increase in sales related expenses, mainly shipping and handling and store expenses, $4.8 million related to technology initiatives, $2.1 million for the impairment of long-lived assets related to the shutdown of one floor of office space in our corporate office, $1.9 million increase in marketing, $0.6 million increase in depreciation and amortization , $0.4 million increase in non-recurring costs driven primarily by severance, and a $0.3 million increase in recruiting and compensation expense.  The increases were offset by the $2.4 million gain from insurance proceeds related to a cargo ship fire.

As a percentage of net sales, selling, general and administrative expenses were 58.8% for the twenty-six weeks ended August 3, 2019 compared to 54.7% for the twenty-six weeks ended August 4, 2018.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for the twenty-six weeks ended August 3, 2019 increased $0.3 million, or 3.7%, to $10.0 from $9.7 million for the twenty-six weeks ended August 4, 2018. The increase was driven by higher interest rates and a reduction of interest earned on cash following the special dividend on April 1, 2019.

Provision for Income Taxes

The provision for income taxes was a benefit of $1.6 million for the twenty-six weeks ended August 3, 2019 compared to a provision of $7.9 million for the twenty-six weeks ended August 4, 2018. Our effective tax rates for the same periods were 1.7% and 26.7%, respectively. The tax benefit in the twenty-six weeks ended August 3, 2019 was driven by the treatment of the impairment of goodwill and indefinite-lived intangible assets.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL credit agreement, dated as of May 8, 2015, by and among Jill Holdings LLC, Jill Acquisition LLC, certain subsidiaries from time to time party thereto, the lenders party thereto and CIT Finance LLC as the administrative agent and collateral agent, as amended on May 27, 2016 by Amendment No. 1 thereto (the “ABL Facility”) and subsequently amended by Amendment No. 3 on June 12, 2019 to extend the maturity of the agreement. Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems and the costs of operating as a public company. We believe that our current sources of liquidity and capital will be sufficient to finance our continued operations for at least the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our ABL Facility or otherwise to enable us to service our indebtedness, or to make capital expenditures in the future. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.

Capital expenditures were $7.9 million for the twenty-six weeks ended August 3, 2019 compared to $5.7 million for the twenty-six weeks ended August 4, 2018.  The increase in capital expenditures in Fiscal Year 2019 was due primarily to an increase in spending on store investments and technology projects.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$23,536	$43,115
Net cash used in investing activities	(7,904)	(5,659)
Net cash used in financing activities	(52,712)	(1,399)

Net Cash provided by Operating Activities

Net cash provided by operating activities during the twenty-six weeks ended August 3, 2019 was $23.5 million. Key elements of cash provided by operating activities were (i) net loss of $92.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $112.9 million, primarily driven by impairment of goodwill and indefinite lived intangible assets, depreciation and amortization, partially offset by deferred income taxes, and (iii) a decrease in net operating assets and liabilities of $3.0 million, primarily driven by cash provided by lower inventory levels and accrued expenses partially offset by cash uses in prepaid expenses and other current assets, accounts receivable and accounts payable.

Net cash provided by operating activities during the twenty-six weeks ended August 4, 2018 was $43.1 million. Key elements of cash provided by operating activities were (i) net income of $21.7 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $17.8 million, primarily driven by depreciation and amortization and equity based compensation, partially offset by deferred income taxes, and (iii) an increase in net operating assets and liabilities of $3.6 million, primarily driven by cash uses in accounts payable, accounts receivable and prepaid expenses and other current assets, offset by cash provided by accrued expenses and lower inventories.

Net Cash used in Investing Activities

Net cash used in investing activities during the twenty-six weeks ended August 3, 2019 was $7.9 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the twenty-six weeks ended August 4, 2018 was $5.7 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during the twenty-six weeks ended August 3, 2019 was $52.7 million, which was driven primarily by the special dividend paid to shareholders.

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

Credit Facilities

At August 3, 2019 and February 2, 2019 there were no loan amounts outstanding under the ABL Facility. At both August 3, 2019 and February 2, 2019 the Company had outstanding letters of credit in the amounts of $1.8 million and had a maximum additional borrowing capacity of $38.2 million.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the twenty-six weeks ended August 3, 2019, there were no material changes in the contractual obligations as of February 2, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of August 3, 2019, there was no outstanding balance under the ABL Facility, and $1.8 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.2 million and the amount outstanding under the Term Loan had decreased to $244.0 million as a result of the scheduled repayments. We currently do not engage in any interest rate hedging activity. Based on the interest rate on the ABL Facility at August 3, 2019, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.3 million during Fiscal Year 2019.

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

Changes to Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended August 3, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 0001-38026))

3.2	Bylaws of J.Jill, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s 10-K, filed on April 28, 2017 (File No.001-38026))

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

J.Jill, Inc.

Date: September 11, 2019	By:	/s/ Linda Heasley
Linda Heasley
President, Chief Executive Officer and Director

Date: September 11, 2019	By:	/s/ Mark Webb
Mark Webb
Executive Vice President and Chief Financial Officer