Form 10-Q
period 2019-11-02
J.Jill, Inc.
filed 2019-12-12
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

As of December 12, 2019, the registrant had 44,034,608 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	November 2, 2019	February 2, 2019
Assets
Current assets:
Cash	$16,958	$66,204
Accounts receivable	7,684	4,007
Inventories, net	81,420	77,349
Prepaid expenses and other current assets	26,391	27,734
Total current assets	132,453	175,294
Property and equipment, net	113,224	118,044
Intangible assets, net	120,730	136,177
Goodwill	108,597	197,026
Operating lease assets, net	218,008	—
Other assets	1,544	447
Total assets	$694,556	$626,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,966	$55,012
Accrued expenses and other current liabilities	44,639	45,306
Current portion of long-term debt	2,799	2,799
Current portion of operating lease liabilities	31,372	—
Total current liabilities	129,776	103,117
Long-term debt, net of discount and current portion	236,450	237,464
Deferred income taxes	33,934	41,842
Operating lease liabilities, net of current portion	216,324	—
Other liabilities	2,000	30,770
Total liabilities	618,484	413,193
Commitments and contingencies (see Note 9)
Shareholders’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 44,034,608 and 43,672,418 shares issued and outstanding at November 2, 2019 and February 2, 2019, respectively	440	437
Additional paid-in capital	123,986	121,635
Accumulated (deficit) earnings	(48,354)	91,723
Total shareholders’ equity	76,072	213,795
Total liabilities and shareholders’ equity	$694,556	$626,988

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$166,085	$174,106	$523,281	$535,360
Costs of goods sold	59,137	58,643	194,736	182,901
Gross profit	106,948	115,463	328,545	352,459
Selling, general and administrative expenses	97,972	101,589	308,115	299,248
Impairment of goodwill	—	—	88,428	—
Impairment of indefinite-lived intangible assets	—	—	7,000	—
Operating income (loss)	8,976	13,874	(74,998)	53,211
Interest expense, net	4,826	4,698	14,852	14,368
Income (loss) before provision for income taxes	4,150	9,176	(89,850)	38,843
Income tax provision	1,763	2,488	132	10,412
Net income (loss) and total comprehensive income (loss)	$2,387	$6,688	$(89,982)	$28,431
Net income (loss) per common share attributable to common shareholders:
Basic	$0.05	$0.16	$(2.06)	$0.67
Diluted	$0.05	$0.15	$(2.06)	$0.64
Weighted average number of common shares outstanding:
Basic	43,838,667	42,953,173	43,653,178	42,674,957
Diluted	43,950,702	44,475,793	43,653,178	44,199,800

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, February 2, 2019	43,672,418	$437	$121,635	$91,723	$213,795
Adoption of ASU 2016-02 (1)	—	—	—	59	59
Special cash dividend ($1.15 per share)	—	—	—	(50,154)	(50,154)
Vesting of restricted stock units	734,474	7	(7)	—	—
Shares withheld for net-share settlement of equity-based compensation	(239,117)	(2)	(1,266)	—	(1,268)
Forfeiture of restricted stock awards	(69,978)	(1)	1	—	—
Equity-based compensation	—	—	1,202	—	1,202
Net income	—	—	—	4,366	4,366
Balance, May 4, 2019	44,097,797	$441	$121,565	$45,994	$168,000
Vesting of restricted stock units	—	—	—	—	—
Forfeitable dividend	—	—	107	—	107
Forfeiture of restricted stock awards	(92,685)	(1)	1	—	—
Equity-based compensation	—	—	1,214	—	1,214
Net loss	—	—	—	(96,735)	(96,735)
Balance, August 3, 2019	44,005,112	$440	$122,887	$(50,741)	$72,586
Vesting of restricted stock units	50,434	0	(0)	—	—
Shares withheld for net-share settlement of equity-based compensation	(14,829)	(0)	(35)	—	(35)
Forfeitable dividend	—	—	7	—	7
Forfeiture of restricted stock awards	(6,109)	(0)	0	—	—
Equity-based compensation	—	—	1,128	—	1,128
Net income	—	—	—	2,387	2,387
Balance, November 2, 2019	44,034,608	$440	$123,986	$(48,354)	$76,072

(1)	See Note 2 for additional detail regarding adoption of new accounting standards.

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 3, 2018	43,752,790	$437	$117,393	$61,486	$179,316
Adoption of ASU 2014-09	—	—	—	(288)	(288)
Vesting of restricted stock units	6,410	1	—	—	1
Equity-based compensation	—	—	760	—	760
Net income	—	—	—	11,258	11,258
Balance, May 5, 2018	43,759,200	$438	$118,153	$72,456	$191,047
Vesting of restricted stock units	3,192	—	—	—	—
Forfeiture of restricted stock awards	(18,359)	(1)	—	—	(1)
Equity-based compensation	—	—	1,083	—	1,083
Net income	—	—	—	10,485	10,485
Balance, August 4, 2018	43,744,033	$437	$119,236	$82,941	$202,614
Vesting of restricted stock units	3,724	—	—	—	—
Equity-based compensation	—	—	1,111	—	1,111
Net income	—	—	—	6,688	6,688
Balance, November 3, 2018	43,747,757	$437	$120,347	$89,629	$210,413

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Net (loss) income	$(89,982)	$28,431
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,301	27,397
Impairment of goodwill and indefinite-lived intangible assets	95,428	—
Impairment of long-lived assets	2,064	—
Loss on disposal of fixed assets	85	87
Gain on liquidation of inventory	(1,274)	—
Noncash amortization of deferred financing and debt discount costs	1,250	1,196
Equity-based compensation	3,544	2,954
Deferred rent liability	(133)	(99)
Deferred income taxes	(7,908)	(3,812)
Changes in operating assets and liabilities:
Accounts receivable	(3,677)	(2,777)
Inventories	(4,797)	1,747
Prepaid expenses and other current assets	(1,662)	(4,958)
Accounts payable	(4,102)	(3,032)
Accrued expenses	(60)	44
Operating lease assets and liabilities	718	—
Other noncurrent assets and liabilities	(108)	2,850
Net cash provided by operating activities	17,687	50,028
Investing activities:
Purchases of property and equipment	(13,493)	(14,017)
Net cash used in investing activities	(13,493)	(14,017)
Financing activities:
Repayments on long-term debt	(2,099)	(2,099)
Payments of withholding tax on net-share settlement of equity-based compensation plans	(1,301)	—
Special dividend paid to shareholders	(50,154)	—
Forfeitable dividend	114	—
Net cash used in financing activities	(53,440)	(2,099)
Net change in cash	(49,246)	33,912
Cash:
Beginning of Period	66,204	25,978
End of Period	$16,958	$59,890

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 2, 2019 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and thirty-nine weeks ended November 2, 2019 are not necessarily indicative of future results or results to be expected for the full year ending February 1, 2020 (“Fiscal Year 2019”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended February 2, 2019.

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

3. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties under its credit card agreement. The following table presents disaggregated revenues by source (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Retail	$94,748	$104,840	$301,008	$319,080
Direct	71,337	69,266	222,273	216,280
Net revenues	$166,085	$174,106	$523,281	$535,360

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	November 2, 2019	February 2, 2019
Contract liabilities:
Signing bonus	$541	$647
Unredeemed gift cards	4,934	7,081
Total contract liabilities(1)	$5,475	$7,728

(1)

Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short-term portion of the signing bonus is included in accrued expenses on the consolidated balance sheet as of November 2, 2019.

For the thirteen and thirty-nine weeks ended November 2, 2019, the Company recognized approximately $2.0 million and $8.5 million of revenue related to gift card redemptions and breakage, respectively. For the thirteen and thirty-nine weeks ended November 3, 2018, the Company recognized approximately $2.1 million and $8.2 million of revenue related to gift card redemptions and breakage, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.5 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2019	Fiscal Year 2020	Thereafter
Signing bonus	$35	$141	$365

This disclosure does not include revenue related to performance obligations from unredeemed gift cards, as substantially all gift cards are redeemed in the first year of issuance.

4. Other Income

The Company filed an insurance claim as a result of a cargo vessel fire on or about January 8, 2019, where contents of two containers carried J.Jill inventory. In July 2019, it was determined that the inventory onboard the cargo vessel was nonsalable and the insurance claim was settled for $3.3 million. The Company recorded a gain of $2.4 million on insurance proceeds in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the thirty-nine weeks ended November 2, 2019.

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

The Company performed the Impairment Test using a quantitative approach with the assistance of an independent valuation firm. The Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill and the relief-from-royalty method for indefinite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived intangible asset were below carrying values resulting in an $88.4 million impairment of goodwill and a $7.0 million impairment of the Company’s tradename (indefinite-lived intangible asset). The Company will perform their annual impairment assessment during the fourth quarter of Fiscal Year 2019 and may incur further impairments based on the results of that assessment which may be material.

6. Restructuring Costs

In July 2019, the Company implemented a restructuring plan (the “2019 Restructuring Plan”) focused on cost reduction initiatives designed to execute against long-term strategies. The 2019 Restructuring Plan included headcount reductions primarily at the Company’s corporate headquarters in Quincy, Massachusetts and at the facility in Tilton, New Hampshire.

As a result of the 2019 Restructuring Plan, the Company recorded $1.6 million of restructuring costs in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. All restructuring costs have been incurred in the second quarter of Fiscal Year 2019 and payments are anticipated to be complete in the fourth quarter of Fiscal Year 2020, ending on January 30, 2021.

The following table summarizes the activity of the restructuring costs discussed above and related accruals recorded in accrued other and other current liabilities on the consolidated balance sheet (in thousands):

	February 3, 2019	Charges Incurred	Cash Payments	Adjustments	November 2, 2019
Employee separation costs	$—	$1,402	$828	$—	$574
Other	—	195	101	—	94
Total restructuring costs	$—	$1,597	$929	$—	$668

7. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	November 2, 2019	February 2, 2019
Term Loan	$243,278	$245,378
Discount on debt and debt issuance costs	(4,030)	(5,115)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$236,450	$237,464

The Company was in compliance with all financial covenants as of November 2, 2019.

8. Income Taxes

The Company recorded an income tax expense of $1.8 million and $0.1 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, and income tax expense of $2.5 million and $10.4 million during the thirteen and thirty-nine weeks ended November 3, 2018, respectively. The effective tax rates were 42.5% and (0.1)% in the thirteen and thirty-nine weeks ended November 2, 2019, respectively, and 27.1% and 26.8% in the thirteen and thirty-nine weeks ended November 3, 2018, respectively.

The effective tax rate for the thirteen and thirty-nine weeks ended November 2, 2019 differs from the federal statutory rate of 21% primarily due to the impact of recurring items including §162(m) officer compensation limitation, stock compensation and state income taxes. The effective tax rate for the thirty-nine weeks ended November 2, 2019 was also impacted by the goodwill impairment charge of $88.4 million. The effective tax rate for the thirteen and thirty-nine weeks ended November 3, 2018 exceeded the federal statutory rate of 21.0% primarily due to §162(m) officer compensation limitation, stock compensation and state income taxes.

9. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator
Net income (loss) attributable to common shareholders:	$2,387	$6,688	$(89,982)	$28,431
Denominator
Weighted average number of common shares outstanding, basic:	43,838,667	42,953,173	43,653,178	42,674,957
Dilutive effect of stock options and restricted shares:	112,035	1,522,620	—	1,524,843
Weighted average number of common shares outstanding, diluted:	43,950,702	44,475,793	43,653,178	44,199,800
Net (loss) income per common share attributable to common shareholders, basic:	$0.05	$0.16	$(2.06)	$0.67
Net (loss) income per common share attributable to common shareholders, diluted:	$0.05	$0.15	$(2.06)	$0.64

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect. There were 4,000,014 and 3,183,761 for the thirteen and thirty-nine weeks ended November 2, 2019, and 1,083,876 and 847,600 for the thirteen and thirty-nine weeks ended November 3, 2018, such awards excluded.

10. Equity-Based Compensation

Equity-based compensation expense was $1.1 million and $3.5 million for the thirteen and thirty-nine weeks ended November 2, 2019, and $1.1 million and $2.9 million for the thirteen and thirty-nine weeks ended November 3, 2018.

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

11. Related Party Transactions

For both the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, the Company incurred an immaterial amount of related party transactions.

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

13. Operating Leases

As of November 2, 2019, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of November 2, 2019, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

As described in Note 2, the Company adopted Topic 842 as of February 3, 2019. Under this guidance the Company did not record any deferred lease liabilities as of November 2, 2019. The Company maintained a tenant incentive liability of $1.3 million as of November 2, 2019, related to certain variable retail leases. Under legacy guidance, Topic 840, the Company recorded a deferred lease liability of $11.9 million and maintained a tenant improvement incentive liability of $19.1 million as of February 2, 2019.

The components of lease expense were as follows (in thousands):

Lease Cost	Classification	For the Thirteen Weeks Ended November 2, 2019	For the Thirty-Nine Weeks Ended November 2, 2019
Operating lease cost	SG&A Expenses	$12,054	$35,426
Variable lease cost	SG&A Expenses	976	2,516
Total lease cost		$13,030	$37,942

For the thirteen and thirty-nine weeks ended November 2, 2019, total common area maintenance expense was $3.6 million and $10.7 million, respectively. For the thirteen and thirty-nine weeks ended November 3, 2018, total rental expense was $11.6 million and $35.2 million, respectively, and common area maintenance expense was $3.6 million and $10.6 million, respectively, exclusive of contingent rental expense recorded of $0.4 million and $1.0 million, respectively.

The Company used an incremental borrowing rate on February 3, 2019, for operating leases that commenced prior to that date. The incremental borrowing rate is estimated based upon (1) the financial condition and credit rating of the Company and its peers, (2) the term of the lease, (3) the nature of the underlying asset, and (4) the relative economic environment.

For the thirteen and thirty-nine weeks ended November 2, 2019, operating lease liabilities arising from obtaining operating lease assets was $9.6 million and $19.2 million, respectively.

For the thirteen and thirty-nine weeks ended November 2, 2019, the total cash paid for amounts included in the measurement of operating lease liabilities was $12.1 million and $35.8 million, respectively.

Lease Term and Discount Rate	November 2, 2019
Weighted-average remaining lease term (in years)
Operating leases	7.2
Weighted-average discount rate
Operating leases	6.5%

Maturities of lease liabilities as of November 2, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2019	$7,413
2020	47,428
2021	46,893
2022	42,671
2023	39,374
Thereafter	132,172
Less: Imputed interest	68,255
Present value of lease liabilities	$247,696

(1)	There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

Under Topic 840, future minimum rental payments required under all non-cancellable operating lease obligations as of February 2, 2019 were as follows (in thousands):

Fiscal Year
2019	$49,399
2020	46,512
2021	43,872
2022	39,369
2023	36,459
Thereafter	110,376
Total	$325,987

14. Barter Arrangement

The Company entered into a bartering arrangement with Evergreen Trading, a vendor, where the Company provided inventory in exchange for media credits. During Q3 of fiscal 2019, the Company exchanged $3.3 million of inventory for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory offset by a $2.5 million decrease in reserves and an increase to a prepaid media asset of $2.0 million which is included in “Prepaid and other current assets” and “Other assets” on the accompanying consolidated balance sheet. A gain of $1.3 million was recorded upon shipment of the inventory. The Company had $2.0 million of unused media credits remaining as of November 2, 2019 that will be used over five years.

The Company accounted for this barter transactions under ASC Topic No. 606 “Revenue from Contract with Customers.” Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transaction is recorded at the time of the exchange of the related assets.

15. Subsequent Event

On December 5, 2019, the Company announced the departure of President, CEO and Director, Linda Heasley effective immediately, after serving over a year and a half in the role. Ms. Heasley will be succeeded as Chief Executive Officer on an interim basis by James Scully, who currently serves on the Board of Directors of J.Jill, Inc., effective December 5, 2019.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Statements of Operations Data:
Net income (loss)	$2,387	$6,688	$(89,982)	$28,431
Interest expense, net	4,826	4,698	14,852	14,368
Income tax (benefit) provision	1,763	2,488	132	10,412
Depreciation and amortization	9,458	9,149	28,307	27,398
Equity-based compensation expense(a)	1,128	1,111	3,544	2,954
Write-off of property and equipment (b)	71	59	85	87
Impairment of goodwill and indefinite-lived intangible assets	—	—	95,428	—
Impairment of long-lived assets(c)	—	—	2,064	—
Other non-recurring expenses (d)	—	—	(740)	1,346
Adjusted EBITDA	$19,633	$24,193	$53,690	$84,996
Net sales	$166,085	$174,106	$523,281	$535,360
Adjusted EBITDA margin	11.8%	13.9%	10.3%	15.9%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.

(b)	Represents net gain or loss on the disposal of fixed assets.
(c)	Represents impairment of long-lived assets related to the change in use of a right-of-use asset.
(d)

Represents items management believes are not indicative of ongoing operating performance. For the thirty-nine weeks ended November 2, 2019, these expenses are primarily composed of a gain from insurance proceeds and restructuring costs. For the thirty-nine weeks ended November 3, 2018, these expenses include costs related to a CEO transition.

Items Affecting Comparability of Financial Results

Impairment losses. Our Fiscal Year 2019 year to date results reflect goodwill and intangible asset impairment losses of $95.4 million. We had no impairment losses in Fiscal Year 2018. See Note 5, Asset Impairments, in Item I, Financial Statements, for additional information on these impairment losses.

Results of Operations

Thirteen weeks ended November 2, 2019 Compared to Thirteen weeks ended November 3, 2018

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended November 3, 2018 to the Thirteen Weeks
	November 2, 2019		November 3, 2018		Ended November 2, 2019
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$166,085	100.0%	$174,106	100.0%	$(8,021)	(4.6)%
Costs of goods sold	59,137	35.6%	58,643	33.7%	494	0.8%
Gross profit	106,948	64.4%	115,463	66.3%	(8,515)	(7.4)%
Selling, general and administrative expenses	97,972	59.0%	101,589	58.3%	(3,617)	(3.6)%
Operating income	8,976	5.4%	13,874	8.0%	(4,898)	(35.3)%
Interest expense, net	4,826	2.9%	4,698	2.7%	128	2.7%
Income before provision for income taxes	4,150	2.5%	9,176	5.3%	(5,026)	(54.8)%
Income tax provision (benefit)	1,763	1.1%	2,488	1.4%	(725)	(29.1)%
Net income	$2,387	1.4%	$6,688	3.8%	$(4,301)	(64.3)%

Net Sales

Net sales for the thirteen weeks ended November 2, 2019 decreased $8.0 million, or 4.6%, to $166.1 from $174.1 million for the thirteen weeks ended November 3, 2018.  At the end of those same periods, we operated 290 and 275 retail stores, respectively. The decrease in total net sales versus the prior year was driven by a decrease in retail comparable store sales of -7.0% .

Our retail channel contributed 57.0% of our net sales in the thirteen weeks ended November 2, 2019 and 60.2% in the thirteen weeks ended November 3, 2018. Our direct channel contributed 43.0% of our net sales in the thirteen weeks ended November 2, 2019 and 39.8% in the thirteen weeks ended November 3, 2018.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended November 2, 2019 decreased $8.5 million, or 7.4%, to $106.9 from $115.5 million for the thirteen weeks ended November 3, 2018. The gross margin for the thirteen weeks ended November 2, 2019 was 64.4% compared to 66.3% for the thirteen weeks ended November 3, 2018, driven by added promotions, markdowns and liquidation actions to clear certain goods in the thirteen weeks ended November 2, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended November 2, 2019 decreased $3.6 million, or 3.6%, to $98.0 from $101.6 million for the thirteen weeks ended November 3, 2018. The decrease was primarily driven by expense reduction actions taken in the second quarter ended August 3, 2019, which included a reduction in headcount, lower management incentive costs, and lower marketing costs.

As a percentage of net sales, selling, general and administrative expenses were 59.0% for the thirteen weeks ended November 2, 2019 compared to 58.3% for the thirteen weeks ended November 3, 2018.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for the thirteen weeks ended November 2, 2019 increased $0.1 million, or 2.7%, to $4.8 million from $4.7 million for the thirteen weeks ended November 3, 2018.

Provision for Income Taxes

The provision for income taxes was $1.8 million for the thirteen weeks ended November 2, 2019 compared to $2.5 million for the thirteen weeks ended November 3, 2018. Our effective tax rates for the same periods were 42.5% and 27.1%, respectively. The higher tax rate was driven by the impact of recurring items including §162(m) officer compensation limitation, stock compensation and state income taxes.

Thirty-nine weeks ended November 2, 2019 Compared to Thirty-nine weeks ended November 3, 2018

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirty-Nine Weeks Ended				Change from the Thirty-Nine Weeks Ended November 3, 2018 to the Thirty-Nine Weeks
(in thousands)	November 2, 2019		November 3, 2018		Ended November 2, 2019
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$523,281	100.0%	$535,360	100.0%	$(12,079)	(2.3)%
Costs of goods sold	194,736	37.2%	182,901	34.2%	11,835	6.5%
Gross profit	328,545	62.8%	352,459	65.8%	(23,914)	(6.8)%
Selling, general and administrative expenses	308,115	58.9%	299,248	55.9%	8,867	3.0%
Impairment of goodwill	88,428	16.9%	—	—	88,428	100.0%
Impairment of indefinite-lived intangible assets	7,000	1.3%	—	—	7,000	100.0%
Operating (loss) income	(74,998)	(14.4)%	53,211	9.9%	(128,209)	(240.9)%
Interest expense, net	14,852	2.8%	14,368	2.7%	484	3.4%
(Loss) income before provision for income taxes	(89,850)	(17.2)%	38,843	7.3%	(128,693)	(331.3)%
Income tax provision (benefit)	132	-	10,412	1.9%	(10,280)	(98.7)%
Net (loss) income	$(89,982)	(17.2)%	$28,431	5.3%	$(118,413)	(416.5)%

Net Sales

Net sales for the thirty-nine weeks ended November 2, 2019 decreased $12.1 million, or 2.3%, to $523.3 from $535.4 million for the thirty-nine weeks ended November 3, 2018.  At the end of both of those same periods, we operated 290 and 275 retail stores, respectively. The decrease in net sales was due to total company comparable sales of -3.8%.

Our retail channel contributed 57.5% of our net sales in the thirty-nine weeks ended November 2, 2019 and 59.6% in the thirty-nine weeks ended November 3, 2018. Our direct channel contributed 42.5% of our net sales in the thirty-nine weeks ended November 2, 2019 and 40.4% in the thirty-nine weeks ended November 3, 2018.

Gross Profit and Costs of Goods Sold

Gross profit for the thirty-nine weeks ended November 2, 2019 decreased $24.0 million, or 6.8%, to $328.5 from $352.5 million for the thirty-nine weeks ended November 3, 2018. The gross margin for the thirty-nine weeks ended November 2, 2019 was 62.8% compared to 65.8% for the thirty-nine weeks ended November 3, 2018, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended November 2, 2019 increased $8.9 million, or 3.0%, to $308.1 million from $299.2 million for the thirty-nine weeks ended November 3, 2018. The increase was driven by (a) a $5.5 million increase in sales related expenses with higher distribution and store expenses partially offset by lower marketing expense, and (b) $4.6 million for technology initiatives the majority of which was related to a specific technology initiative which was paused in the second quarter of Fiscal Year 2019 ended August 3, 2019. The increases were offset by a $1.2 million reduction in general and administrative expenses driven by the expense reduction actions taken in the second quarter of Fiscal Year 2019 and $0.9 from lower management compensation and recruiting expense.

As a percentage of net sales, selling, general and administrative expenses were 58.9% for the thirty-nine weeks ended November 2, 2019 compared to 55.9% for the thirty-nine weeks ended November 3, 2018.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for the thirty-nine weeks ended November 2, 2019 increased $0.5 million, or 3.4%, to $14.9 from $14.4 million for the thirty-nine weeks ended November 3, 2018. The increase was driven by higher interest rates and a reduction of interest earned on cash.

Provision for Income Taxes

The provision for income taxes was a provision of $0.1 million for the thirty-nine weeks ended November 2, 2019 compared to a provision of $10.4 million for the thirty-nine weeks ended November 3, 2018. Our effective tax rates for the same periods were         -0.1% and 26.8%, respectively. The tax provision in the thirty-nine weeks ended November 2, 2019 was driven by the treatment of the impairment of goodwill and indefinite-lived intangible assets.

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

Capital expenditures were $13.5 million for the thirty-nine weeks ended November 2, 2019 compared to $14.0 million for the thirty-nine weeks ended November 3, 2018.  The decrease in capital expenditures in Fiscal Year 2019 was due primarily to a decrease in technology projects, partially offset by an increase in spending on store investments.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirty-Nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018
Net cash provided by operating activities	$17,687	$50,028
Net cash used in investing activities	(13,493)	(14,017)
Net cash used in financing activities	(53,440)	(2,099)

Net Cash provided by Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended November 2, 2019 was $17.7 million. Key elements of cash provided by operating activities were (i) net loss of $90.0 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $122.6 million, primarily driven by impairment of goodwill and indefinite lived intangible assets, depreciation and amortization, partially offset by deferred income taxes, and (iii) an increase in net operating assets and liabilities of $(14.9) million, primarily driven by higher inventory and accounts receivable levels as well as lower accounts payable.

Net cash provided by operating activities during the thirty-nine weeks ended November 3, 2018 was $50.0 million. Key elements of cash provided by operating activities were (i) net income of $28.4 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $27.7 million, primarily driven by depreciation and amortization and equity based compensation and noncash amortization of deferred financing and debt discount costs, partially offset by deferred income taxes, and (iii) an increase in net operating assets and liabilities of $6.1 million, primarily driven by prepaid expenses and other current assets as well as accounts payable and accounts receivable, partially offset by other noncurrent assets and liabilities and inventory.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended November 2, 2019 was $13.5 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the thirty-nine weeks ended November 3, 2018 was $14.0 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during the thirty-nine weeks ended November 2, 2019 was $53.4 million, which was driven primarily by the special dividend paid to shareholders.

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

Credit Facilities

At November 2, 2019 and February 2, 2019 there were no loan amounts outstanding under the ABL Facility. At November 2, 2019 and February 2, 2019 the Company had outstanding letters of credit in the amounts of $1.7 million and $1.8 million, respectively, and had a maximum additional borrowing capacity of $38.3 million and $38.2, million respectively.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirty-nine weeks ended November 2, 2019, there were no material changes in the contractual obligations as of February 2, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of November 2, 2019, there was no outstanding balance under the ABL Facility, and $1.7 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.3 million and the amount outstanding under the Term Loan had decreased to $243.3 million as a result of the scheduled repayments. We currently do not engage in any interest rate hedging activity. Based on the interest rate on the ABL Facility at November 2, 2019, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.3 million during Fiscal Year 2019.

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

Changes to Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended November 2, 2019.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. The following risk factor was updated from those risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Changes in our credit ratings may limit our access to capital markets and adversely affect our liquidity.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Any downgrades to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings. The future availability of financing will depend on a variety of factors such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us. There is no assurance that we will be able to obtain additional financing on favorable terms or at all.

There were no other material changes. However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

J.Jill, Inc.

Date: December 12, 2019	By:	/s/ James Scully
James Scully
Interim Chief Executive Officer

Date: December 12, 2019	By:	/s/ Mark Webb
Mark Webb
Executive Vice President and Chief Financial Officer