Form 10-K
period 2020-02-01
J.Jill, Inc.
filed 2020-06-15
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on NYSE Stock Market on August 2, 2019, was $23,543,801.

The number of shares of registrant’s Common Stock outstanding as of June 15, 2020 was 44,774,201.

Documents Incorporated by Reference

Portions of Part II of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

\\\\\\\\\\\

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

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Important factors that could cause our results to vary from expectations include, but are not limited to:

•	our ability to successfully expand and increase sales;
•	our ability to maintain and enhance a strong brand image;
•	our ability to successfully optimize our omnichannel operations and maintain a relevant and reliable omnichannel experience;
•	our ability to generate adequate cash from our existing business to support our growth;
•	our ability to identify and respond to new and changing customer preferences;
•	our ability to compete effectively in an environment of intense competition;
•	our ability to contain the increase in the cost of shipping our merchandise, mailing catalogs, paper and printing;
•	our ability to acquire new customers in a cost-effective manner;
•	the success of the locations in which our stores are located and our ability to open and operate new retail stores on a profitable basis;
•	our ability to adapt to changes in consumer spending and general economic conditions;
•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•	pandemics or other public health crises, such as the novel coronavirus, or COVID-19, and adverse changes in economic and market conditions related to such pandemics or other health crises;
•	our ability to take actions that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern;
•	our ability to work with lenders and others or otherwise pursue options to refinance following any event of default under our credit facilities;
•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•	increases in costs of raw materials, distribution and sourcing costs and in the costs of labor and employment;
•	the susceptibility of the price and availability of our merchandise to international trade conditions;
•	failure of our suppliers and their manufacturing sources to use acceptable labor or other practices;
•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•	failure of our information technology systems to support our current and growing business;
•	disruptions in our supply chain and distribution and customer contact center;
•	our ability to protect our trademarks or other intellectual property rights;
•	infringement on the intellectual property of third parties;
•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange (“NYSE”);
•	acts of war, terrorism or civil unrest;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	our ability to secure the personal information of our customers and employees and comply with applicable security standards;
•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;
•	our failure to maintain adequate internal controls over our financial and management systems;
•	increased costs as a result of being a public company, particularly after we are no longer an “emerging growth company”; and
•	other risks, uncertainties and factors set forth in this Annual Report, including those set forth under “Item 1A. Risk Factors.”

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

EXPLANATORY NOTE

J.Jill relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 (the “Exchange Act”) Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of its Annual Report due to circumstances related to the COVID-19 pandemic. In particular, the COVID-19 pandemic has caused significant disruptions in J.Jill’s operations including limiting the management team’s access to J.Jill’s offices and causing the management team to spend significant time addressing the pressing business and operational issues resulting from the COVID-19 pandemic, leading to a delay in J.Jill’s ability to complete the Annual Report by the original due date of May 1, 2020. On April 28, 2020, J.Jill filed a Current Report on Form 8-K which stated that it expected to file its Annual Report no later than 45 days after the original due date, in compliance with the provisions of the Order.

PART I

Item 1. Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “J.Jill,” “we,” “us,” and “our” refer to J.Jill, Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2020” refer to the fiscal year ending January 30, 2021, “Fiscal Year 2019” refer to the fiscal year ended February 1, 2020, references to “Fiscal Year 2018” refer to the fiscal year ended February 2, 2019, and references to “Fiscal Year 2017” refer to the fiscal year ended February 3, 2018. Fiscal Years 2019 and 2018 are comprised of 52 weeks and Fiscal Year 2017 is comprised of 53 weeks.

Company Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 280 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

As our customers increase their tenure with our brand, they tend to spend more and purchase more frequently. Additionally, as we retain customers over time, they tend to migrate from single channel customers to more valuable omnichannel customers. Omnichannel customers comprised 22% of our active customer base for Fiscal Year 2019, 22% for Fiscal Year 2018, and 23% in Fiscal Year 2017.

Product

Our Products

Our products are marketed under the J.Jill brand name and sold primarily through our retail and direct channels. Our diverse assortment of apparel spans knit and woven tops, bottoms and dresses as well as sweaters and outerwear. We also offer a range of complementary footwear and accessories, including scarves, jewelry and hosiery. By presenting our merchandise in clear product stories, we strive to uncomplicate fashion, providing comfortable, easy and versatile collections that enable our customer to dress confidently for a broad range of occasions. Our products are available across the full range of sizes including Misses, Petites, Women’s and Tall, and reflect a modern balance of style, quality, comfort and ease at accessible price points. The core products of our assortment are designed and merchandised in-house, grounded with essential yet versatile styles and fabrications that are typically represented across a season. Assortments are updated each month with fresh colors, layering options, novelty and fashion. In addition to our core assortment, we have two sub-brands as extensions of our brand aesthetic and our customer lifestyle needs:

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

Product Design and Development

We offer 12 merchandise collections that are introduced approximately every four weeks and designed and delivered to provide a consistent flow of fresh products. All of our merchandise is designed in-house, and we create newness through the use of different fabrics, colors, patterns and silhouettes. We introduce each collection simultaneously in our retail stores, on our website and in our catalogs. We support each collection with sequenced floor sets, continuous website updates and corresponding catalog editions in addition to coordinated marketing activities. Our new product development lifecycle typically takes 48 weeks from design concept through delivery. We leverage customer feedback and purchasing data from our customer database along with continual collaborative hindsighting to guide our product and merchandising decision making. The close coordination between our teams ensures that our product and brand message is clearly communicated to our customers across all channels.

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

Retail Channel

Our Stores

Our retail channel represented 56.3% of net sales for Fiscal Year 2019. As of February 1, 2020, we operated 287 stores across 42 states with approximately half located in lifestyle centers and the remaining in premium malls; all our stores are leased. Our stores range in size from approximately 2,000 to 6,000 square feet, and the average store is approximately 3,700 square feet.

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

Site Selection

We believe our store model supports our store footprint in existing markets across the United States and simultaneously enhances our direct channel sales by migrating single-channel customers to omnichannel customers. Potential new store locations are evaluated on various factors, including customer demographics within a market, concentration of existing customers, location of existing stores and center tenant quality and mix. We leverage our customer database, including purchasing history and customer demographics when evaluating our retail store fleet and any potential new locations. Generally, our stores are in high traffic locations with desirable demographic characteristics and favorable lease economics.

The following table shows new store openings since Fiscal Year 2015. The stores opened in the last three years were primarily in lifestyle centers.

		Total Stores at
	Total Stores	the End of the
Store Open Year	Opened	Fiscal Year
Fiscal Year 2015	15	261
Fiscal Year 2016	15	275
Fiscal Year 2017	9	276
Fiscal Year 2018	13	282
Fiscal Year 2019	11	287

Direct Channel

Our direct channel, which represented 43.7% of total net sales for Fiscal Year 2019, consists of our website and catalog orders. Within our direct channel, ecommerce represented approximately 92% of Fiscal Year 2019 direct channel net sales and phone orders represented 8% of Fiscal Year 2019 direct channel net sales.

Our website, www.jjill.com, delivers to customers an engaging shopping experience by featuring updates on new collections, guidance on how to wardrobe and wear our products and the ability to chat live with a sales representative.

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

Highly Experienced Leadership Team. In Fiscal Year 2019, there were certain changes to our senior management team, including the replacement of the President and Chief Executive Officer, Chief Financial Officer and the hiring of the Senior Vice President of Design. Our leadership team has experience with leading global organizations and on average over 24 years of industry experience with significant expertise in merchandising, marketing, stores, ecommerce, human resources, and finance.

Growth Strategy

Key drivers of our growth strategy include:

Grow Value of Our Customer Base. We have a significant opportunity to continue to attract new customers to our brand and to grow the value of our active customer base across all channels. We believe that our target demographic of women 45 years and older, is relatively underserved by media and the industry.  We are refining our Brand Position to further attract these remarkable women who do not define themselves by age, size, profession, nor confine themselves by artificial boundaries or the expectations of others. We plan to continue positioning our marketing investment to acquire new customers, reactivate lapsed customers, and retain existing customers. Through our various business initiatives, we believe we will continue to attract new customers to our brand, migrate from single-channel to more profitable omnichannel customers and increase overall customer spend.

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

Profitably Optimize Our Store Base. Based on our proven store economics, we believe that we have a healthy store fleet and we will continuously evaluate new locations in lifestyle centers and premium malls.

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

Enhance Product Assortment. We believe there is an opportunity to improve our productivity by selectively enhancing our assortment in certain product categories, including our Pure Jill and Wearever sub-brands, our Women’s and Petite’s businesses, and accessories.  We also believe we have the opportunity to continue to optimize our assortment architecture by delivering the right mix and flow of fashion and basics to our channels.  In addition, we expect to continue delivering high quality customer focused product assortments across each of our channels, while strengthening visual merchandising and maintaining a balance between newness and core staples.

Marketing and Advertising

We leverage a variety of marketing and advertising vehicles to increase brand awareness, acquire new customers, drive customer traffic across our channels, and strengthen and reinforce our brand image. These include promotional mailings, email communications, digital and print advertisements and public relations initiatives. We leverage our customer database to strategically optimize the value of our marketing investments across customer segments and channels. This enables us to productively acquire new customers, effectively market to existing customers, increase customer retention levels and reactivate lapsed customers.

Our catalogs are an integral part of our business along with digital and social media. As one of our primary marketing vehicles, our catalogs promote and reinforce our brand image and drive customer acquisition and engagement across all of our channels. As on our website and in our retail stores, our catalogs reflect our product offering in settings that align with our merchandise segments, including our sub-brands, and provide guidance on styling and wardrobing. Our catalogs are designed in-house, providing us greater creative control as well as effectively managing our production costs.

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

We offer a private label credit card program through an agreement with Comenity Capital Bank (“ADS”), under which they own the credit card receivables. All credit card holders receive invitations to exclusive customer events and promotions including special purchase events four times per year, a special offer for her birthday, and a 5% discount when purchases are made on the card. We promote the benefits of the credit card throughout our retail stores, our website and our catalogs through banner ads, signage and customer service and selling associate representatives. Additionally, we leverage regional print advertising to promote the card and its benefits to new and existing customers. We believe that our credit card program encourages customer loyalty, repeat visits and additional spending. In Fiscal Year 2019, 55% of our gross sales were generated by our credit card holders.

Sourcing and Supply Strategy

We outsource the manufacturing of our products. In order to efficiently source our products, we work primarily with agents who represent suppliers and factories. In Fiscal Year 2019 approximately 80% of our products were sourced through agents and 20% were sourced directly from suppliers and factories. We currently work with three primary agents that help us identify quality suppliers and coordinate our manufacturing requirements. Additionally, the agents manage the development of samples of merchandise produced in the factories, inspect finished merchandise, ensure the timely delivery of goods and carry out other administrative and oversight functions on our behalf. We source the remainder of our products by interacting directly with suppliers and factories both domestically and abroad.

Agents work with approximately 27 suppliers on our behalf. We source our merchandise globally from seven countries with the top three by volume being China, India and Vietnam. No single supplier accounts for more than 20% of merchandise purchased.

We have been evaluating our supply chain and product development processes, and are planning to evolve our go-to-market calendar to ensure we offer relevant, wear-now product. We have no long-term merchandise supply contracts as we typically transact business on an order-by-order basis to maintain flexibility. We believe our strong relationships with suppliers have provided us with the ability to negotiate favorable pricing terms, further improving our overall cost structure and profitability. Our dedicated sourcing team actively negotiates and manages product costs to deliver initial mark-up objectives. The team further focuses on quality control to ensure that merchandise meets required technical specifications and inspects the merchandise to ensure it meets our strict standards, including regular in-line inspections while goods are in production. Upon receipt, merchandise is further inspected on a test basis for consistency in cut, size and color, as well as for conformity with specifications and overall quality of manufacturing. Our sourcing team ensures that the customer has a consistent product and satisfying brand experience regardless of product size, color or collection.

Omnichannel Distribution and Customer Contact Center

We lease our 520,000 square foot distribution and customer contact center in Tilton, New Hampshire. The facility manages the receipt, storage, sorting, packing and distribution of merchandise for our retail and direct channels. Retail stores are replenished from this facility and shipped by third-party delivery services, providing our retail stores with a steady flow of new inventory that helps to maintain product freshness. Our distribution system is designed to operate in an efficient and cost-effective manner, including our ability to profitably support individual direct orders which we believe differentiates ourselves from our competitors. In Fiscal Year 2019, the distribution center handled 41 million units, split between 20 million retail (49%) and 21 million direct (51%), and we believe this facility is sufficient to support our future growth.

The customer contact center is an extension of our brand, providing a consistent customer experience at every stage of a purchase across all of our channels. In Fiscal Year 2019, we managed approximately 4.5 million customer interactions through our in-house customer contact center in Tilton, New Hampshire. Our customer contact center is responsible for nearly all live customer interactions, other than in retail stores, including order taking and further serves as an important feedback loop in gathering customer responses to our brand, product and service. We continue to refine and improve our contact center strategy and experience to support the constantly evolving digital landscape.

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

Seasonality

While the retail business is generally seasonal in nature, we have historically not experienced significant seasonal fluctuations in our sales. Our merchandise offering drives consistent sales across seasons with no quarter contributing more than 27% of total annual net sales in Fiscal Year 2019.

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

Employees

As of February 1, 2020, we employed 1,400 full-time and 2,348 part-time employees. Of these employees, 315 are employed in our headquarters in Quincy, Massachusetts, 3,025 are employed in our retail stores and 408 work in our distribution and customer contact center and administrative office in Tilton, New Hampshire. The number of employees, particularly part-time employees, fluctuates depending upon seasonal needs.

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

Item 1A. Risk Factors

Risks Related to Our Business and Industry

The coronavirus pandemic may continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow.

The outbreak of the coronavirus (“COVID-19”) continues to have a significant negative impact in the United States and globally, and related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the ongoing effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In addition, as previously announced, we temporarily closed all stores beginning March 18, 2020 in response to the escalating COVID-19 outbreak. While we have begun reopening stores as guidance from government and health authorities permit there remains significant uncertainty around the ongoing impact of COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores as they reopen. In addition, a resurgence of COVID-19 in the future could result in renewed precautions, such as store closings or other measures that would adversely impact our business.

As previously disclosed, on March 16, 2020, we provided notice to the lenders under the ABL Facility to borrow an aggregate principal amount of $33.0 million under the ABL Facility. We borrowed under the ABL Facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 outbreak.

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

The uncertainty created by recent events generate scenarios that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. See “— Substantial doubt exists as to our ability to continue as a going concern.” Under the terms of both the ABL Facility and the Term Loan Agreement, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 results in a violation of affirmative covenants under our ABL Facility and Term Loan Agreement., which could, among other things, result in our lenders under the ABL Facility and Term Loan Agreement declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities.

Substantial doubt exists as to our ability to continue as a going concern.

The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. The temporary closure of our stores and continued impacts of the COVID-19 pandemic are expected to have a material adverse effect on our results of operations, cash flows, financial position and liquidity which will also result in a failure by us to comply with the financial covenants contained in our ABL Facility and Term Loan Agreements. On May 15, 2020, the Company began reopening its stores and as of the issuance date, approximately half of its stores have been reopened in accordance with local government guidelines. The Company expects to continue reopening stores in a phased approach as more states reopen for retail. There is significant uncertainty around the duration of these store closures and other business disruptions related to COVID-19. These factors along with the potential impacts of the COVID-19 pandemic and how consumer shopping patterns will change during and after the pandemic raise substantial doubt about the Company’s ability to continue as a going concern.

In response to the COVID-19 pandemic, we are taking aggressive and prudent actions to reduce expenses and defer payment of accounts payables, lease liabilities and inventory purchases to preserve cash on hand. These actions include, but are not limited to:

•	temporary furlough of substantially all retail employees for the duration of store closures at their location and subject to reduced staffing for a phase-in period upon reopening;
•	base salary reductions for our senior leadership team and suspension of pay raise for corporate employees;
•	extension of payment terms for all accounts payable other than those necessary to support our ecommerce business;
•	withholding payment of approximately $12.0 million of rent for all of our retail locations beginning in April 2020 subject to discussion with our landlords;
•	extended payment terms with merchandising vendors;
•	eliminated one of our catalogs and are considering implementing this as a permanent change;
•	limiting investments in our ecommerce business to necessary website and supporting functions; and
•	suspension of nearly all capital expenditures.

Additionally, we borrowed $33.0 million under our ABL Facility in March 2020. We are seeking to amend our ABL Facility to provide for further incremental borrowings. No assurances can be given as to when or if the Company will succeed in obtaining the amendment. We also filed an income tax refund for $7.7 million with the IRS related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

The Company was in compliance with financial covenants as of February 1, 2020. However, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 results in a violation of affirmative covenants under our ABL Facility and Term Loan Agreement. If we are unable to obtain a waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forbear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

There is significant uncertainty around the disruptions related to the COVID-19 pandemic and its impact on the global economy. While our results of operations have been significantly impacted and we anticipate our future results will continue to be adversely impacted, the extent to which the COVID-19 pandemic impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume.

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

The women’s apparel industry is highly competitive.  We compete with local, regional, national and international retail chains and department stores, specialty and discount stores, catalogs, internet and ecommerce businesses offering similar categories of merchandise.  We face a variety of competitive challenges, including price pressure, anticipating and quickly responding to changing customer demands or preferences, maintaining favorable brand recognition and effectively marketing our merchandise to our customers in diverse demographic markets, sourcing merchandise efficiently and developing merchandise assortments in styles that appeal to our customers in ways that favorably distinguish us from our competitors.  In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices, may increase our competition.  The internet and other new technologies facilitate competitive entry and comparison shopping, and increased competition may reduce our sales and profits.  We strive to offer an omnichannel shopping experience for our customers that enhances their shopping experiences.  Omnichannel retailing is constantly evolving and we must keep pace with changing customer expectations and new developments by our competitors.  Furthermore, many of our competitors have advantages over us, including substantially greater financial, marketing and other resources.  Increased levels of promotional activity by our competitors, some of whom may be able to adopt more aggressive pricing policies than we can, both on our website and in stores, may negatively impact our sales and profitability.  There can be no assurances that we will be able to compete successfully with these companies in the future.  In addition to competing for sales, we compete for favorable store locations, lease terms and qualified sales associates and professional staff.  Increased competition in these areas may result in higher costs and reduced profitability, which could have a material adverse effect on our business, financial condition and results of operations.

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

Growing our business through our omnichannel operations is key to our growth strategy.  Our goal is to offer our customers seamless access to our merchandise across our channels, including both our direct and retail channels.  Accordingly, our success depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential customers who increasingly rely on multiple channels, such as ecommerce, to meet their shopping needs.  Failure to enhance our technology and marketing efforts to align with our customers’ developing shopping preferences could significantly impair our ability to meet our strategic business and financial goals.  If we do not successfully optimize our omnichannel operations or if they do not achieve their intended objectives, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on our ecommerce business and failure to successfully manage this business and deliver a seamless omnichannel shopping experience to our customers could have an adverse effect on our growth strategy and our business, financial condition and results of operations.

Sales through our direct channel, of which our ecommerce business constitutes the vast majority, accounted for approximately 43.7% of our total net sales for Fiscal Year 2019.  Our business, financial condition and results of operations are dependent on maintaining our ecommerce business and expanding this business is an important part of our strategy to grow through our omnichannel operations.  Dependence on our ecommerce business and the continued growth of our direct and retail channels subjects us to certain risks, including:

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

In particular, the level of customer traffic and volume of customer purchases through our direct channel, which accounted for approximately 43.7% of our net sales for Fiscal Year 2019, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our merchandise.  If we are unable to maintain and increase customers’ use of our ecommerce platform, and the volume of purchases declines, our business, financial condition and results of operations could be adversely affected.

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

We use paid and non-paid advertising.  Our paid advertising includes catalogs, paid search engine marketing, email, display and other advertising.  Our non-paid advertising efforts include search engine optimization and social media.  We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Yahoo! and Bing.  Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our site can be negatively affected.  A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization.  We also obtain traffic via social networking websites or other channels used by our current and prospective customers.  As ecommerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms.  Additionally, digital advertising costs may continue to rise and as our usage of these channels expands, such costs may impact our ability to acquire new customers in a cost-effective manner.  If the level of usage of these channels by our active customer base does not grow as expected, we may suffer a decline in customer growth or net sales.  If we are unable to acquire new customers in a cost-effective manner, it could have a material adverse effect on our business, financial condition and results of operations.

Interruptions in our foreign sourcing operations and the relationships with our suppliers and agents could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and increased costs.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacturing of all of our merchandise, primarily through the use of agents.  In Fiscal Year 2019, approximately 80% of our products were sourced through agents and approximately 20% were sourced directly from suppliers and factories.  Our merchandise is manufactured to our specifications primarily by factories outside of the United States.  Some of the factors that might affect a supplier’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards are outside of our control, including inclement weather, natural disasters, political and financial instability, legal and regulatory developments, strikes, health concerns regarding infectious diseases (such as the recent outbreak of the novel coronavirus), and acts of terrorism.  Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brand’s reputation.  Late delivery of merchandise or delivery of merchandise that does not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items.  These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

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

We source our imported merchandise from six countries with the top three by volume including China, India, and the Philippines. Approximately 90% of our products were sourced in southeast Asia in Fiscal Year 2019.  Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the recent outbreak of the novel coronavirus COVID-19 and the imposition of additional import restrictions, could materially harm our operations.  For example, the Trump Administration has imposed tariffs on certain foreign goods from a variety of countries and regions, including China, and has raised the possibility of imposing additional tariff increases or expanding the tariffs to capture. In response, many of these foreign governments, including China, have imposed retaliatory tariffs on goods that their countries import from the United States. Although there has been a partial first phase trade deal between the United States and China, there can be no certainty whether any further trade deals or relaxation or elimination of trade tariffs will occur or upon what terms. Additionally, there can be no assurance that additional or new trade tensions and tariffs will not arise between various trade partners, including, among others, the United States and China. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, financial condition and results of operations. In addition, many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere.  We compete with other companies for production facilities and import quota capacity.  While substantially all of our foreign purchases of our merchandise are negotiated and paid for in U.S. dollars, the cost of our merchandise may be affected by fluctuations in the value of relevant foreign currencies. In addition, we are engaging in growing the amount of production carried out in other developing countries.  These countries may present other risks with regard to infrastructure available to support manufacturing, labor and employee relations, political and economic stability, corruption, regulatory, environmental, health and safety compliance.  While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand and product delivery.

Furthermore, many of our suppliers rely on working capital financing to support their operations.  To the extent any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining merchandise, our suppliers increasing their prices or our suppliers modifying payment terms in a manner that is unfavorable to us.

If the recent outbreak of COVID-19 results in a prolonged period of travel, commercial and other similar restrictions, or a delay in production or distribution operations at any or all of the Company’s suppliers’ facilities, we could experience significant supply chain disruptions. We are monitoring the situation on a daily basis, but it is currently unknown whether the outbreak will meaningfully disrupt the Company’s merchandise shipments or impact manufacturing at any of the Company’s suppliers’ plants. If we experience significant supply chain disruptions, the Company may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

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

We rely heavily on technology services provided by third parties for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of customer data and associate information.  We also rely on third parties to process credit card transactions, perform ecommerce and social media activities and retain data relating to our financial position and results of operations, strategic initiatives and other important information.  The facilities and systems of our third-party service providers may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.  Any actual or perceived misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information by our third-party service providers could severely damage our reputation and our relationship with our customers, associates and investors as well as expose us to risks of litigation, liability or other penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our distribution and customer contact center is located in Tilton, New Hampshire.  The distribution center manages the receipt, storage, sorting, packing and distribution of merchandise to our stores and to our direct customers.  Independent third-party transportation companies then deliver merchandise from the distribution center to our stores or direct to our customers.  The customer contact center handles all customer interactions, other than those in retail stores, including phone sales orders and service calls, emails and internet contacts.  Any significant interruption in the operations of our Tilton distribution and customer contact center, our third-party distribution, fulfillment or transportation providers, for any reason, including natural disasters, accidents, inclement weather, technology system failures, work stoppages, slowdowns or strikes or other unforeseen events and circumstances, such as the novel coronavirus outbreak, could delay or impair our ability to receive orders and to distribute merchandise to our stores and/or our customers.  This could lead to inventory issues, increased costs, lower sales and a loss of loyalty to our brand, among other things, which could adversely affect our business, financial condition and results of operations.

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

Our business requires compliance with many laws and regulations in the United States and abroad, including, without limitation, labor and employment, tax, environmental, privacy, anti-bribery laws and regulations, trade laws and customs, truth-in-advertising, ecommerce, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities.  In addition, in the future, there may be new legal or regulatory requirements or more stringent interpretations of applicable requirements, which could increase the complexity of the regulatory environment in which we operate and the related cost of compliance.  While it is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to ensure such compliance, failure to achieve compliance could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines and penalties.  Litigation matters may include, among other things, government and agency investigations, employment, commercial, intellectual property, tort, advertising and stockholder claims.  We cannot predict with certainty the outcomes of these legal proceedings and other contingencies.  The outcome of some of these legal proceedings, audits and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or require us to pay substantial amounts of money adversely affecting our business, financial condition and results of operations.  Even a claim of an alleged violation of applicable laws or regulations could negatively affect our reputation.  Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, causing a material adverse effect on our business, financial condition and results of operations.  Any pending or future legal proceedings and audits could have a material adverse effect on our business, financial condition and results of operations.

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

Our term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, a wholly-owned subsidiary of us, the various lenders party thereto and Jefferies Finance LLC as the administrative agent, as amended on May 27, 2016 by Amendment No. 1 thereto (the “Term Loan Agreement”) and our ABL credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, certain subsidiaries from time to time party thereto, the lenders party thereto and CIT Finance LLC as the administrative agent and collateral agent, as amended on May 27, 2016 by Amendment No. 1 thereto, as further amended on August 22, 2018 by Amendment No. 2 to reduce the frequency of borrowing base certificate submissions as long as certain conditions are maintained and as further amended on June 12, 2019 by Amendment No. 3 to extend the term date to May 8, 2023 (the “ABL Facility” and, together with the Term Loan, the “Credit Agreements”), each contain, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to grant liens, incur additional debt, pay dividends, cause our subsidiaries to pay dividends to us, make certain investments and engage in certain merger, consolidation or asset sale transactions.  A failure by us to comply with the covenants contained in our Credit Agreements could result in an event of default under each respective Credit Agreement, which could adversely affect our ability to respond to changes in our business and manage our operations.  Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and exercise other remedies as set forth in our Credit Agreements.  If the indebtedness under our Credit Agreements were to be accelerated, our future financial condition could be materially adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

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

Our goodwill and indefinite-lived intangible assets, which consist of goodwill from the controlling interest in the company held by JJill Holdings, Inc. and JJill Topco Holdings, LP, and our trade name, represented a significant portion of our total assets as of February 1, 2020.  Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Such indicators are based on market conditions and the operational performance of our business.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results.  In addition, we are required, pursuant to Section 404A of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.  We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

A material weakness was identified in our internal control over financial reporting which, if not remediated, could adversely affect our business, reputation and stock price.

Management has identified a material weakness in our internal control over financial reporting as a result of which management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of February 1, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not appropriately design and maintain controls related to the accounting for goodwill and indefinite-lived intangible asset impairments. Specifically, the Company did not design and maintain control activities over the review of the carrying value of reporting units or assets used in the analysis. We have taken and are taking certain remedial steps to improve our internal control over financial reporting. For further discussion of the material weakness identified and our remedial efforts, see Item 9A, Controls and Procedures.

If we are unable to successfully remediate our existing material weakness or any future material weaknesses or other deficiencies in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; we may be unable to maintain compliance with applicable securities laws, The NYSE listing requirements, and the covenants under our debt instruments regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults, accelerations, or cross-accelerations under our debt instruments to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.

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

TowerBrook owns approximately 60% of our common stock.  As a result, TowerBrook will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including entering into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets and issuance of additional debt or equity.  In addition, as long as TowerBrook beneficially owns at least 50% of our common stock, the Stockholders Agreement provides TowerBrook with veto rights with respect to certain material matters.  The interests of TowerBrook and its affiliates could conflict with or differ from our interests or the interests of our other stockholders.  For example, the concentration of ownership held by TowerBrook could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.  Additionally, TowerBrook is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us.  TowerBrook may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.  So long as TowerBrook continues to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, TowerBrook will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

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

We have 44,288,127 outstanding shares of common stock as of February 1, 2020.  The number of outstanding shares of common stock includes 31,222,347 shares, including shares controlled by TowerBrook, that are “restricted securities,” as defined under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and eligible for sale in the public market subject to the requirements of Rule 144. Sales of significant amounts of stock in the public market could adversely affect prevailing market prices of our common stock.

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

If we cannot regain compliance with the NYSE’s continuing listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and your ability to sell our common stock.

On March 6, 2020, we received notice from the NYSE informing us that we were no longer in compliance with the NYSE continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our shareholders’ equity was less than $50 million.

In accordance with the NYSE listing requirements, we have submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B. We received notification on June 5, 2020 that our submitted plan was accepted by the NYSE. There can be no assurances that the Company will maintain compliance with the plan. If we are unable to comply with the plan or we are unable to meet the continued listing standards by November 15, 2021, we will be subject to the prompt initiation of NYSE suspension and delisting procedures.

On March 24, 2020, we received notice from the NYSE informing us that we were no longer in compliance with the NYSE continued listing standards set forth in Section 802.01C of the NYSE’s Listed Company Manual due to the fact that our average closing share price over a consecutive 30 trading-day period was less than $1. The Company has until December 3, 2020 to regain compliance with the minimum share price requirement.

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future.  In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.

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

We have filed registration statements with the SEC on Form S-8 providing for the registration of 6,701,818 shares of our common stock issued or reserved for issuance to our employees.  Subject to the satisfaction of vesting conditions, shares registered under the registration statements on Form S-8 will be available for resale immediately in the public market without restriction.  From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions.  The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

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

As of February 1, 2020, we operated 287 stores in 42 states. Of these stores, approximately half are located in lifestyle centers and half in premium malls. The average size of our stores is approximately 3,700 square feet. All of our retail stores are leased from third parties and new stores historically have had terms of ten years. The weighted-average remaining lease term is 7.2 years. A portion of our leases have options to renew for periods up to five years. Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.

The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2020 – 2022	79
2023 – 2025	95
2026 – 2028	73
2029 and later	40

The table below sets forth the number of retail stores by state that we operated as of February 1, 2020.

	Number		Number		Number
State	of Stores	State	of Stores	State	of Stores
Alabama	6	Kentucky	2	New York	12
Arizona	6	Louisiana	5	North Carolina	9
Arkansas	3	Maine	1	Ohio	10
California	29	Maryland	7	Oklahoma	3
Colorado	7	Massachusetts	13	Oregon	5
Connecticut	9	Michigan	10	Pennsylvania	13
Delaware	1	Minnesota	8	Rhode Island	1
Florida	13	Mississippi	2	South Carolina	5
Georgia	10	Missouri	5	Tennessee	9
Idaho	1	Nebraska	2	Texas	18
Illinois	15	Nevada	2	Utah	2
Indiana	2	New Hampshire	1	Virginia	11
Iowa	3	New Jersey	14	Washington	5
Kansas	2	New Mexico	1	Wisconsin	4

Item 3. Legal Proceedings

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

The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the Fiscal Year 2019 and 2018 quarters ended, respectively:

	Fiscal Year 2019		Fiscal Year 2018
	High	Low	High	Low
First	$6.31	$4.53	$9.10	$4.17
Second	$5.49	$1.24	$9.62	$4.91
Third	$2.58	$1.46	$8.90	$4.84
Fourth	$2.12	$0.92	$6.56	$4.54

Holders of Record

As of February 1, 2020, there were approximately 13 holders of record of our common stock. This number does not include beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Since its initial public offering, the Company had not declared or paid any cash dividend as of February 2, 2019. On April 1, 2019, the Company paid a special cash dividend of approximately $50.2 million to the shareholders of J.Jill, Inc.

On June 6, 2016, Jill Intermediate LLC, our predecessor entity prior to our conversion to a Delaware corporation, paid a $70.0 million dividend to the partners of JJill Topco Holdings.

The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements, including our Term Loan Agreement and ABL Facility, and any other factors deemed relevant by our board of directors. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us under our Term Loan Agreement, our ABL Facility and under future indebtedness that we or they may incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

Performance Graph

The following graph shows a comparison from March 9, 2017 (the date our common stock commenced trading on the NYSE) through February 1, 2020 of the cumulative total return for our common stock, the S&P 500 Index and an S&P Retail Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the S&P Retail Index as of the market close on March 9, 2017. Such returns are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 6. Selected Financial Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated. As more fully described below, the periods are presented as “Predecessor” or “Successor”, depending on whether they relate to periods preceding or periods succeeding the acquisition of all of our outstanding equity interests on May 8, 2015. The selected consolidated statements of operations data for the fiscal years ended February 1, 2020 (Successor), February 2, 2019 (Successor), February 3, 2018 (Successor) and the selected consolidated balance sheet data as of February 1, 2020 (Successor) and February 2, 2019 (Successor) are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statements of operations data for the fiscal years May 8, 2015 to January 30, 2016 (Successor), from February 1, 2015 to May 7, 2015 (Predecessor), and the fiscal year ended January 30, 2016 (Successor) and the consolidated balance sheet data as of January 28, 2017 (Successor) and January 30, 2016 (Successor) from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical audited results are not necessarily indicative of the results that should be expected in any future period.

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

For purposes of presenting a comparison of our Fiscal Years 2019, 2018, 2017 and 2016 results, in addition to standalone results for the 2015 Successor Period and 2015 Predecessor Period, we have also presented supplemental unaudited pro forma consolidated financial and other data for the fiscal year ended January 30, 2016. The unaudited pro forma consolidated statement of operations for the fiscal year ended January 30, 2016 has been derived from the historical audited statements of operations included in our Fiscal Year 2017 Annual Report on Form 10-K, and represents the addition of the 2015 Successor Period and the 2015 Predecessor Period and gives effect to certain transactions, as described in our Fiscal Year 2017 Annual Report on Form 10-K. We believe that this presentation provides meaningful information about our results of operations on a period to period basis. The unaudited pro forma consolidated statement of operations is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the transactions had occurred as of the date indicated or what the results of operations would be for any future periods.

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

	Successor					Predecessor	Pro Forma (1)
(in thousands, except share and per share data)	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018	For the Fiscal Year Ended January 28, 2017	For the Period from May 8, 2015 to January 30, 2016	For the Period from February 1, 2015 to May 7, 2015	For the Fiscal Year Ended January 30, 2016
Statements of Operations Data:
Net sales	$691,345	$706,262	$698,145	$639,056	$420,094	$141,921	$562,015
Costs of goods sold	262,766	245,982	234,065	211,117	155,091	44,232	188,852
Gross profit	428,579	460,280	464,080	427,939	265,003	97,689	373,163
Selling, general and administrative expenses	409,069	399,042	394,893	368,525	246,482	80,151	331,752
Impairment of goodwill	119,428	—	—	—	—	—	—
Impairment of indefinite-lived intangible assets	12,100	—	—	—	—	—	—
Acquisition-related expenses	—	—	—	—	8,560	13,341	—
Operating (loss) income	(112,018)	61,238	69,187	59,414	9,961	4,197	41,411
Interest expense, net	19,571	19,064	19,261	18,670	11,893	4,599	16,893
Income before provision for income taxes	(131,589)	42,174	49,926	40,744	(1,932)	(402)	24,518
Income tax (benefit) provision	(3,022)	11,649	(5,439)	16,669	2,322	1,499	10,223
Net income (loss)	$(128,567)	$30,525	$55,365	$24,075	$(4,254)	$(1,901)	$14,295
Net income per common share attributable to common shareholders (1):
Basic	$(2.94)	$0.71	$1.32	$0.55	$(0.10)	$(0.04)	$0.33
Diluted	$(2.94)	$0.69	$1.27	$0.55	$(0.10)	$(0.04)	$0.33
Weighted average number of common shares outstanding (1):
Basic	43,749,324	42,771,316	41,926,157	43,747,944	43,747,944	43,747,944	43,747,944
Diluted	43,749,324	44,239,751	43,571,746	43,747,944	43,747,944	43,747,944	43,747,944
Other Financial Data:
Adjusted EBITDA(2)	$65,480	$103,471	$113,476	$106,220	$59,699	$23,672	$81,955
Adjusted EBITDA margin(3)	9.5%	14.7%	16.3%	16.6%	14.2%	16.7%	14.6%

(in thousands)	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Balance Sheet data (at end of period):
Cash	$21,527	$66,204	$25,978	$13,468	$27,505
Net operating assets and liabilities (4)	(18,217)	8,772	3,769	6,414	3,477
Total assets	633,988	626,988	597,557	568,305	582,032
Current and non-current portions of long-term debt, net of discount and debt issuance cost	233,999	240,263	241,680	267,239	239,978
Total equity	38,565	213,795	179,316	122,864	166,571

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

(2)

Adjusted EBITDA represents net income plus interest expense, income tax (benefit) provision, depreciation and amortization, the amortization of the step-up to fair value of merchandise inventory resulting from the application of a purchase accounting adjustment related to the Acquisition, certain Acquisition-related expenses, sponsor fees, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because our management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. Adjusted EBITDA is not a measurement of financial performance under GAAP. It should not be considered an alternative to net income as a measure of our operating performance or any other measure of performance derived in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items, or affected by similar nonrecurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. We recommend that you review the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, under “Management Discussion and Analysis of Financial Condition and Result of Operations - Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin” and not rely solely on Adjusted EBITDA or any single financial measure to evaluate our business.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Fiscal Year 2019, 2018, and 2017 ended on February 1, 2020, February 2, 2019, and February 3, 2018, respectively. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. Fiscal Years 2019 and 2018 were each comprised of 52 weeks while Fiscal Year 2017 was comprised of 53 weeks.

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 280 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations.  These initiatives include our ecommerce site, which was re-platformed in Fiscal Year 2017, and our ongoing initiatives to upgrade and enhance our information systems. Although initiatives of this nature are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods.

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

Total company comparable sales includes net sales from our full-price stores that have been open for more than 52 weeks and from our direct channel. This measure highlights the performance of existing stores open during the period, while excluding the impact of new store openings and closures. When a store in the total company comparable store base is temporarily closed for remodeling or other reasons, it is included in total company comparable sales only using the full weeks it was open. Beginning in Fiscal Year 2020, the sales from our direct channel included in total company comparable sales will exclude shipping and handling revenue.  The exclusion of shipping and handling revenue will provide investors better visibility to the underlying product performance in our comparable year-over-year sales. Certain of our competitors and other retailers may calculate total company comparable sales differently than we do. As a result, the reporting of our total company comparable sales may not be comparable to sales data made available by other companies.

The following table provides a reconciliation of our total company comparable sales for the periods presented;

	For the Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018

As Reported	-3.6%	0.9%	6.4%
As Adjusted	-3.2%	1.1%	6.8%

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

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA, represents net income plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, impairment and write-off of property and equipment, and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented:

(in thousands)	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018
Statements of Operations Data:
Net income	$(128,567)	$30,525	$55,365
Interest expense, net	19,571	19,064	19,261
Income tax provision (benefit)	(3,022)	11,649	(5,439)
Depreciation and amortization	37,925	36,749	35,052
Equity-based compensation expense	3,972	4,010	782
Write-off of property and equipment(a)	151	128	586
Impairment of goodwill and indefinite-lived intangible assets	131,528	—	—
Impairment of long lived assets(b)	2,325	—	2,164
Special bonus	—	—	624
Other non-recurring expenses(c)	1,597	1,346	5,081
Adjusted EBITDA	$65,480	$103,471	$113,476
Net sales	$691,345	$706,262	$698,145
Adjusted EBITDA margin	9.5%	14.7%	16.3%

(a)	Represents the net gain or loss on the disposal of fixed assets.
(b)

Represents the impairment of assets and change in use of a right-of-use asset taken in Fiscal Year 2019 and the impairment of assets in Fiscal Year 2017 associated with three underperforming retail locations.

(c)

Represents items management believes are not indicative of ongoing operating performance. These expenses are primarily composed of a gain from insurance proceeds, restructuring costs and expenses related to a CEO transition, including the acceleration of equity based compensation expense in Fiscal Year 2019.  In Fiscal Year 2018, these expenses include costs related to a CEO transition. Finally, in Fiscal Year 2017 these expenses were comprised of legal and professional fees associated with the initial public offering completed March 14, 2017 and subsequent transition to a public company.

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

On May 27, 2016, we entered into an agreement to amend our Term Loan Agreement to borrow an additional $40.0 million. The other terms and conditions of the Term Loan Agreement remained substantially unchanged, as discussed in “Liquidity and Capital Resources—Credit Facilities.” We used the additional loan proceeds, along with cash on hand, to fund a $70.0 million dividend to the partners of JJill Topco Holdings, which was approved by the members of Jill Intermediate LLC and the board of directors of JJill Topco Holdings on May 27, 2016.

On January 31, 2020, January 18, 2017 and June 1, 2017, we made voluntary prepayments of $5.0 million, $10.1 million and $20.2 million, respectively, including accrued interest, on our Term Loan.  On December 15, 2017, we repurchased $5.0 million of our Term Loan on the open market at 98% of par value.

Results of Operations

Fiscal Year Ended February 1, 2020 compared to Fiscal Year ended February 2, 2019.

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Fiscal Year Ended February 1, 2020		For the Fiscal Year Ended February 2, 2019		Change Year-over-Year
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$691,345	100.0%	$706,262	100.0%	$(14,917)	(2.1)%
Costs of goods sold	262,766	38.0%	245,982	34.8%	16,784	6.8%
Gross profit	428,579	62.0%	460,280	65.2%	(31,701)	(6.9)%
Selling, general and administrative expenses	409,069	59.2%	399,042	56.5%	10,027	2.5%
Impairment of goodwill	119,428	17.3%	-	-	119,428	-
Impairment of indefinite-lived intangible assets	12,100	1.8%	-	-	12,100	-
Operating income	(112,018)	(16.2)%	61,238	8.7%	(173,256)	(282.9)%
Interest expense, net	19,571	2.8%	19,064	2.7%	507	2.7%
Income before provision for income taxes	(131,589)	(19.0)%	42,174	6.0%	(173,763)	(412.0)%
(Benefit) provision for income taxes	(3,022)	(0.4)%	11,649	1.6%	(14,671)	(125.9)%
Net income	$(128,567)	(18.6)%	$30,525	4.3%	$(159,092)	(521.2)%

Net Sales

Net sales for fiscal year ended February 1, 2020 (“Fiscal Year 2019”) decreased $14.9 million or 2.1%, to $691.3 million from $706.3 million for fiscal year ended February 2, 2019 (“Fiscal Year 2018”). This decrease correlates with a 3.6% decrease in total company comparable sales, with a decrease in sales per customer partially offset by a 0.4% increase in our active customer base.

Our direct channel was responsible for 43.7% of our net sales in Fiscal Year 2019 compared to 41.6% in Fiscal Year 2018. Our retail channel was responsible for 56.3% of our net sales in Fiscal Year 2019 and 58.4% in Fiscal Year 2018. We operated 287 and 282 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for Fiscal Year 2019 decreased $31.7 million, or 6.9%, to $428.6 million from $460.3 million for Fiscal Year 2018. The gross margin for the Fiscal Year 2019 was 62.0% compared to 65.2% for Fiscal Year 2018, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods in Fiscal Year 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal Year 2019 increased $10.0 million, or 2.5%, to $409.1 million from $399.0 million for Fiscal Year 2018. The increase is driven by a $11.5 million increase in sales related expenses including $3.7 million in store expenses and $7.8 million in direct fulfilment and shipping expense, $4.9 million in technology and depreciation & amortization expense, $2.6 million of non-recurring expense including a gain from insurance proceeds, restructuring costs, expense related to a CEO transition and impairment of assets and change in use of a right of use asset and $0.2 million in leadership recruiting and compensation expense. These increases were partially offset by savings of $4.7 million in marketing and $4.3 million in general & administrative expense driven by cost reduction actions taken in Fiscal Year 2019.

Interest Expense, net

Interest expense, net consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for Fiscal Year 2019 increased by $0.5 million, or 2.7%, to $19.6 million from $19.1 million for Fiscal Year 2018. The increase was driven by higher interest rates in the first half of Fiscal Year 2019 and lower interest income from cash balances following the payment of the special dividend paid in the first quarter of Fiscal Year 2019.

Provision for Income Taxes

The income tax benefit for Fiscal Year 2019 was $3.0 million compared to a provision for income taxes of $11.6 million for Fiscal Year 2018. Our effective tax rates were 2.3% and 27.6%, respectively.

Fiscal Year Ended February 2, 2019, which is comprised of 52 weeks, compared to the 53-week period ended February 3, 2018.

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Fiscal Year Ended February 2, 2019		For the Fiscal Year Ended February 3, 2018		Change Year-over-Year
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$706,262	100.0%	$698,145	100.0%	$8,117	1.2%
Costs of goods sold	245,982	34.8%	234,065	33.5%	11,917	5.1%
Gross profit	460,280	65.2%	464,080	66.5%	(3,800)	(0.8)%
Selling, general and administrative expenses	399,042	56.5%	394,893	56.6%	4,149	1.1%
Operating income	61,238	8.7%	69,187	9.9%	(7,949)	(11.5)%
Interest expense, net	19,064	2.7%	19,261	2.8%	(197)	(1.0)%
Income before provision for income taxes	42,174	6.0%	49,926	7.2%	(7,752)	(15.5)%
Provision (benefit) for income taxes	11,649	1.6%	(5,439)	(0.8)%	17,088	(314.2)%
Net income	$30,525	4.3%	$55,365	7.9%	$(24,840)	(44.9)%

Net Sales

Net sales for fiscal year ended February 2, 2019 (“Fiscal Year 2018”) increased $8.1 million, or 1.2%, to $706.3 million, from $698.1 million for fiscal year ended February 3, 2018 (“Fiscal Year 2017”). This increase was primarily due to a 0.9% increase in total company comparable sales, which reflects a 4.2% increase in our active customer base.

Our direct channel was responsible for 41.6% of our net sales in Fiscal Year 2018 compared to 43.1% in Fiscal Year 2017. Our retail channel was responsible for 58.4% of our net sales in Fiscal Year 2018 and 56.9% in Fiscal Year 2017. We operated 282 and 276 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for Fiscal Year 2018 decreased $3.8 million, or 0.8% to $460.3 million, from $464.1 million for Fiscal Year 2017. The gross margin for Fiscal Year 2018 was 65.2% compared to 66.5% for Fiscal Year 2017, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods largely in the first half of Fiscal Year 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal Year 2018 increased $4.1 million, or 1.1%, to $399.0 million from $394.9 million for Fiscal Year 2017. The increase was driven by a $4.0 million increase in marketing as well as increases of $1.8 million in technology and $1.7 million in depreciation and amortization.  This is partially offset by savings of $2.4 million in compensation and $1.1 million in sales related expenses. As a percentage of net sales, selling, general and administrative expenses were 56.5% for Fiscal Year 2018 as compared to 56.6% for Fiscal Year 2017.

Interest Expense, net

Interest expense, net consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for Fiscal Year 2018 decreased by $0.2 million, or 1.0%, to $19.1 million from $19.3 million for Fiscal Year 2017. The decrease was driven by the lower balance of the Term Loan due to voluntary prepayments totaling $25.0 million during Fiscal Year 2017, and interest earned on cash which were partially offset by higher interest rates.

Provision for Income Taxes

The provision for income taxes was $11.6 million for Fiscal Year 2018 compared to an income tax benefit of $5.4 million for Fiscal Year 2017. Our effective tax rates were 27.6% and 10.9%, respectively. The U.S. Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017, significantly reduced the federal corporate income tax rate and required the Company to revalue its deferred income tax liabilities based on the lower enacted federal corporate income tax rate, resulting in a one-time benefit of $24.0 million recorded in the fourth quarter of Fiscal Year 2017.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL credit agreement, dated as of May 8, 2015, by and among Jill Holdings LLC, Jill Acquisition LLC, certain subsidiaries from time to time party thereto, the lenders party thereto and CIT Finance LLC as the administrative agent and collateral agent, as amended on May 27, 2016 by Amendment No. 1 thereto. The ABL credit agreement was further amended on August 22, 2018 by Amendment No. 2 to reduce the frequency of borrowing base certificate submissions as long as certain conditions are met. The ABL credit agreement was further amended on June 12, 2019 by Amendment No. 3 to extend the maturity of the ABL credit agreement to an initial maturity of May 8, 2023 so long as certain conditions related to the maturity of the term loan are met. On March 16, 2020, we provided notice to the lenders to borrow an aggregate principal amount of $33.0 million under the ABL Facility. Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems and the costs of operating as a public company. The COVID-19 global pandemic and resulting store closures have had a material adverse effect on our operations, cash flows and liquidity. We have made significant progress reducing cash expenditures and maximizing cash receipts from our direct to consumer business channel such that our current base forecast projects sufficient liquidity over the coming 12 months. However, considerable risk remains related to the performance of stores upon reopening, the resilience of the customer in an uncertain economic climate, and the possibility of a resurgence of COVID-19 related market impacts in the coming 12 months. If one or more of these risks materialize, we believe that our current sources of liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months.

As discussed above, our liquidity has been materially adversely impacted by the COVID-19 pandemic. Subsequent to February 1, 2020, we borrowed $33.0 million under our ABL facility. We are seeking to amend our ABL Facility to provide for further incremental borrowings. No assurances can be given as to when or if the Company will succeed in obtaining the amendment. We have also filed an income tax refund for $7.7 million with the IRS related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

The Company was in compliance with financial covenants as of February 1, 2020. However, as a result of the COVID-19 pandemic, the Company’s revenues, results of operations, and cash flows have been materially adversely impacted, and will also result in a failure by us to comply with the financial covenants contained in our ABL Facility and Term Loan Agreements for the period ended May 2, 2020. This has led to substantial doubt about the Company’s ability to continue as a going concern. The inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 results in a violation of affirmative covenants under our ABL Facility and Term Loan Agreements. As a result of the violation of affirmative covenants, lenders could exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. If we are unable to obtain a waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forbear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. The Company could experience other potential impacts as a result of the COVID-19 pandemic, including, but not limited to, additional charges from potential adjustments to the carrying amount of its inventory, goodwill impairment charges, right-of-use assets, and long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration of the disruption to its business. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.

Capital expenditures were $18.2 million in Fiscal Year 2019 compared to $24.7 million during Fiscal Year 2018 and $38.4 million during Fiscal Year 2017. The decrease in capital expenditures for Fiscal Year 2019 was due primarily to a decrease in spending on store investments and technology projects.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

(in thousands)	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018
Net cash provided by operating activities	$32,653	$67,503	$76,354
Net cash used in investing activities	(18,222)	(24,710)	(38,372)
Net cash used in financing activities	(59,108)	(2,567)	(25,472)

Net Cash provided by Operating Activities

Net cash provided by operating activities during Fiscal Year 2019 was $32.7 million. Key elements of cash provided by operating activities were (i) net loss of $(128.6) million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $166.0 million, primarily driven by $133.9 million of impairment related to goodwill, indefinite-lived intangible assets and long-lived assets, $37.9 million of depreciation and amortization, and $4.6 million of equity-based compensation, partially offset by a decrease of $10.8 million from changes in deferred income taxes, and (iii) a decrease in net operating assets and liabilities of $4.8 million.

Net cash provided by operating activities during Fiscal Year 2018 was $67.5 million. Key elements of cash provided by operating activities were (i) net income of $30.5 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $38.0 million, primarily driven by depreciation and amortization, and (iii) a decrease in net operating assets and liabilities of $1.1 million, primarily driven by an increase in prepaid expenses.

Net cash provided by operating activities during Fiscal Year 2017 was $76.4 million. Key elements of cash provided by operating activities were (i) net income of $55.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $14.8 million, primarily driven by depreciation and amortization partially offset by the revaluation of deferred income tax liabilities, and (iii) an increase in net operating assets and liabilities of $6.2 million, primarily driven by an increase in other noncurrent liabilities.

Net Cash used in Investing Activities

Net cash used in investing activities during Fiscal Year 2019 was $18.2 million, representing purchases of property and equipment related to the opening of new stores, remodeling of existing stores and upgrading our information systems.

Net cash used in investing activities during Fiscal Year 2018 was $24.7 million, representing purchases of property and equipment related to new store openings, remodeling existing stores and upgrading our information systems, including our merchandising system.

Net cash used in investing activities during Fiscal Year 2017 was $38.4 million, representing purchases of property and equipment related to new store openings, remodeling existing stores and upgrading our information systems, including the re-platforming of our ecommerce site and implementation of a merchandise financial planning system.

Net Cash used in Financing Activities

Net cash used in financing activities during Fiscal Year 2019 was $59.1 million, including $50.2 million for the special dividend and $7.8 million of repayments on long-term debt including a voluntary pre-payment of $5.0 million on January 31, 2020.

Net cash used in financing activities during Fiscal Year 2018 was $2.6 million, which was primarily the repayment of long-term debt.

Net cash used in financing activities during Fiscal Year 2017 was $25.5 million, consisting of payments on our Term Loan.  Included in this amount is $25.0 million of voluntary prepayments.

Dividends

On April 1, 2019 the Company paid a special cash dividend of $50.2 million to the shareholders of J.Jill, Inc. The Company did not pay any dividends in Fiscal Years 2018 or 2017.

Credit Facilities

As described above, we entered into our Term Loan Agreement and ABL Facility in connection with the Acquisition. Concurrently, we repaid the principal and interest balances outstanding under our previous credit facilities, as required by the respective agreements upon a change-in-control transaction. At February 1, 2020 and February 2, 2019 there were no loan amounts outstanding under the ABL Facility. At those same dates, the Company had outstanding letters of credit in the amounts of $1.7 million and $1.8 million, respectively, and had a maximum additional borrowing capacity of $38.3 million and $38.2 million, respectively. The following describes the credit facilities entered into in connection with the Acquisition.

On May 8, 2015, we entered into the seven-year Term Loan Agreement of $250.0 million in conjunction with the Acquisition. Obligations under the Term Loan Agreement are guaranteed by all of our current and future domestic restricted subsidiaries, subject to certain exceptions. Our borrowings under the Term Loan Agreement are secured by (i) first-priority liens on substantially all assets other than the ABL Priority Collateral (as defined below) and (ii) second-priority liens on the ABL Priority Collateral, in each case subject to permitted liens and certain exceptions. The Term Loan Agreement contains certain terms and conditions which require us to comply with financial and other covenants, including certain restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, cause our subsidiaries to pay dividends to us, consolidate or merge with other entities or undergo a change in control, make advances, investments and loans and modify our organizational documents. The financial covenants requiring us to comply with a maximum leverage ratio and limiting our capital expenditures are considered by us to be the covenants which are currently the most restrictive. The maximum leverage ratio covenant requires us not to exceed, with respect to the four quarter period ending February 1, 2020, a ratio of consolidated debt (net of unrestricted cash) to Adjusted EBITDA (subject to certain adjustments under the Term Loan Agreement) of 3.0 to 1.0. The Term Loan Agreement contains a financial covenant limiting our capital expenditures to $27.5 million for the fiscal year ended February 1, 2020 and each fiscal year thereafter plus additional amounts as permitted. The Term Loan Agreement prohibits our ability to pay dividends to our shareholders and the ability of our subsidiaries to pay dividends to us, subject to certain exceptions. We may pay dividends, and our subsidiaries may pay dividends to us, if our leverage ratio would not exceed 2.5 to 1.0 after giving effect thereto. We may also pay dividends up to the amount of our retained excess cash flow, plus certain other amounts, if our leverage ratio would not exceed 3.25 to 1.0 after giving effect thereto. The Term Loan Agreement contains certain events of default. If a default occurs and is not cured within an applicable cure period or is not waived, our obligations under the Term Loan Agreement may be accelerated. The Term Loan Agreement allows us to elect, at our own option, the applicable interest rate for borrowings under the Term Loan Agreement using a LIBOR or Base Rate variable interest rate plus an applicable margin. LIBOR loans under the Term Loan Agreement accrue interest at a rate equal to LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%. Base Rate loans under the Term Loan Agreement accrue interest at a rate equal to (i) the highest of (a) the prime rate, (b) the Federal Funds Effective Rate plus 0.50%, (c) LIBOR with a one-month interest period plus 1.00% and (d) 2.00%. As of February 1, 2020 and February 2, 2019, we were in compliance with all financial covenants under our Term Loan Agreement.

On May 27, 2016, we entered into an agreement to amend our Term Loan Agreement to borrow an additional $40.0 million in additional loans to permit certain dividends and to make certain adjustments to the financial covenant. The other terms and conditions of the Term Loan Agreement remained substantially unchanged.

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

The ABL Facility allows us to elect, at our own option, the applicable interest rate for borrowings under the ABL Facility using a LIBOR or Base Rate variable interest rate plus an applicable margin. LIBOR loans under the ABL Facility accrue interest at a rate equal to LIBOR plus a spread ranging from 1.50% to 1.75%, subject to availability. Base Rate loans under the ABL Facility accrue interest at a rate equal to (i) the highest of (a) the prime rate, (b) the overnight Federal Funds Effective Rate plus 0.50%, (c) LIBOR with a one-month interest period plus 1.00% and (d) 2.00%, plus (ii) a spread ranging from 0.50% to 0.75%, subject to availability. Principal is payable upon maturity of the ABL Facility on its term date. On June 12, 2019 this ABL Facility was amended to extend the term date to May 8, 2023. The ABL Facility also requires the payment of monthly fees based on the average quarterly unused portion of the commitment, as well as a fee on the balance of the outstanding letters of credit.

The ABL Facility contains certain terms and conditions which require us to comply with financial and other covenants, including certain restrictions on the ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans or modify our organizational documents. The ABL Facility contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, with the ratio being Adjusted EBITDA (subject to certain adjustments under the ABL Facility) to fixed charges. The ABL Facility prohibits our ability to pay dividends to our shareholders and the ability of our subsidiaries to pay dividends to us, subject to certain exceptions. We may pay dividends, and our subsidiaries may pay dividends to us, if our fixed charge coverage ratio is at least 1.0 to 1.0 and our availability under the ABL Facility exceeds certain thresholds after giving effect thereto. The ABL Facility contains certain events of default. If a default occurs and is not cured within an applicable cure period or is not waived, our obligations under the ABL Facility may be accelerated. As of February 1, 2020 and February 2, 2019, we were in compliance with all financial covenants under our ABL Facility.

As of February 1, 2020 and February 2, 2019, there were no loan amounts outstanding under the ABL Facility. As of those same dates, we had outstanding letters of credit in the amounts of $1.7 million and $1.8 million, respectively. Based on the borrowing terms of the ABL Facility, the maximum additional borrowing capacity was $38.3 million as of February 1, 2020 and $38.2 million as of February 2, 2019.

On January 31, 2020 and June 1, 2017, we made voluntary prepayments of $5.0 million and $20.2 million, respectively, including accrued interest, on our Term Loan. On December 15, 2017 we repurchased $5.0 million of our Term Loan on the open market at 98% of par value.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business. As of February 1, 2020 our outstanding contractual cash obligations were due during the periods presented below.

	Payments Due by Period
		Less than 1			More than 5
(in thousands)	Total	year	1 - 3 years	3 - 5 years	years
Long-Term Debt Obligations
Principal payment obligations(1)	$237,579	$2,799	$234,780	$—	$—
Interest expense on long-term debt(2)	36,606	16,215	20,391		—
Operating Lease Obligations(3)	307,206	44,688	89,866	74,758	97,894
Purchase Obligations(4)	113,476	113,476	—	—	—
Total	$694,867	$177,178	$345,037	$74,758	$97,894

(1)	Amounts assume that the Term Loan is paid upon maturity, and the ABL Facility remains undrawn as of February 1, 2020, which may or may not reflect future events.
(2)	Assumes an interest rate of 6.78% per annum, consistent with the interest rate as of February 1, 2020.
(3)	Assumes the base lease term and any additional options that are reasonably certain to be exercised at lease commencement in our outstanding operating lease arrangements as of February 1, 2020.
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

For the fourth quarters of Fiscal Years 2018 and 2017 we performed a step zero test. During Fiscal Year 2019, we also performed a step one test in the second and fourth quarter which resulted in impairments to our goodwill. Our tests for impairment of goodwill resulted in a determination that the fair value of each reporting unit exceeded the carrying value of its net assets during Fiscal Years 2018 and 2017. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure the fair value of our trade name using the relief-from-royalty method, which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of the royalty and discount rates, and selection of the terminal year multiple.

We assessed the carrying value of intangible assets as described above and determined that impairment losses were required during Fiscal Year 2019. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material. There were no impairment losses required in Fiscal Years 2018 or 2017.

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

During Fiscal Years 2019 and 2017, the Company recorded impairment charges of $2.3 million and $2.2 million, respectively, associated with the assets of underperforming retail locations. The impairment charge was calculated using a discounted cash flow model and was recorded in selling, general and administrative in the Company’s consolidated statement of operations and comprehensive income. During Fiscal Year 2018, the Company did not record any impairment charges associated with property and equipment.

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

The impact of COVID-19 could have a material adverse effect on financial positions, results of operations and liquidity which could impact projected results and result in future impairments of goodwill, indefinite-lived intangibles and long-lived assets including right of use assets.

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

We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404B of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering on March 9, 2017. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.

Recent Accounting Pronouncements

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan Agreement and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of February 1, 2020, there was no outstanding balance under the ABL Facility, and $1.7 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $38.3 million and the amount outstanding under the Term Loan Agreement had decreased to $237.6 million as a result of scheduled payments and $5 million of voluntary prepayments. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the interest rate on the ABL Facility at February 1, 2020, and the schedule of outstanding borrowings under our Term Loan Agreement, a 10% change in our current interest rate would affect net income by $1.8 million during Fiscal Year 2019.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form-10-K our disclosure controls and procedures were not effective to provide such reasonable assurance. This determination is based on the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit  preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in the control activities environment component of internal control as the Company did not appropriately design and maintain controls related to the accounting for goodwill and tradename impairment. Specifically, control activities were not designed and maintained over the review of the carrying value of reporting units or assets used in the goodwill and tradename impairment valuation analysis.

The material weakness resulted in audit adjustments in goodwill that were recorded to our consolidated financial statements as of and for the year ended February 1, 2020 and could result in material misstatements to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of February 1, 2020.

Management’s Plan for Remediation of the Material Weakness

In response to the material weaknesses described above, with the oversight of the Audit Committee of our Board of Directors, management is currently evaluating our policies and procedures related to the accounting for goodwill and tradename and plans to design and implement adequate internal controls to ensure that the determination of the carrying value of the business unit is properly accounted for and reviewed.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the Company’s internal control over financial reporting and will continue to diligently review the Company’s internal control over financial reporting.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers as of February 1, 2020. Kelly Mooney resigned from our Board of Directors and from all committees of the Board of Directors on which she served, effective as of April 5, 2020.

Name	Age	Position(s) with J.Jill, Inc.	Director Since
James Scully	54	Interim Chief Executive Officer and Director	August 2017
Mark Webb	47	Executive Vice President, Chief Financial Officer	N/A
Brian Beitler	46	Chief Marketing and Brand Development Officer	N/A
Michael Eck	57	Director	February 2017
Marka Hansen	66	Director	February 2017
P. Kelly Mooney	56	Director	April 2019
Travis Nelson	48	Director	February 2017
Michael Rahamim	67	Chairman of the Board of Directors	February 2017
Michael Recht	39	Director	February 2017
Andrew Rolfe	53	Director	February 2017
Deanna Steele	49	Executive Vice President, Chief Information and Digital Officer	N/A

Information about our Board of Directors

In accordance with our certificate of incorporation and our by-laws, a majority of our Board of Directors may fix the number of directors, which is currently set at seven. Each director is to hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation, disqualification or removal. At any meeting of our Board of Directors, the presence in person of a majority of the total number of directors then in office will constitute a quorum for all purposes. Pursuant to Stockholders Agreement, dated as of March 14, 2017 (the “Stockholders Agreement”), TI IV JJill Holdings, LP (“TI IV”) currently has the ability to designate as nominees five directors.

Biographies of Directors

James Scully was appointed as Interim Chief Executive Officer of J.Jill in December 2019 and has served as a director of J.Jill since August 2017. Mr. Scully is a private investor and business consultant.  Previously, he served as Avon Products, Inc.’s Executive Vice President and Chief Operating Officer from January 2016 to September 2017. He also served as Executive Vice President and Chief Financial Officer at Avon from March 2015 to December 2016. Prior to his role at Avon, Mr. Scully served as the Chief Operating Officer of the J. Crew Group, Inc., a specialty apparel and accessories retailer. Mr. Scully served as J. Crew’s Executive Vice President and Chief Financial Officer from September 2005 to May 2012 and Chief Administrative Officer from April 2008 to April 2013. His responsibilities at J. Crew included all aspects of Finance (Accounting, Financial Planning and Analysis, Treasury and Investor Relations) as well as Operations (Information Technology, Global Supply Chain, Production/Sourcing, Legal, Real Estate, Planning and Construction, Loss Prevention and Facilities). Prior to joining J. Crew in 2005, Mr. Scully served in key roles at Saks Incorporated from 1997 to 2005, most recently serving as Executive Vice President-Human Resources and Strategic Planning. During his tenure at Saks Incorporated, Mr. Scully also held the positions of Senior Vice President-Strategic and Financial Planning, and Senior Vice President-Treasurer. Mr. Scully currently serves as a director of BHCosmetics Services, LLC. Mr. Scully began his career at Connecticut National Bank and later became Senior Vice President-Corporate Finance at NationsBank (now Bank of America). Mr. Scully was selected to serve on our Board of Directors because of his extensive experience in leadership positions in the retail industry.

Michael Eck has served as a director of J.Jill since our conversion to a corporation in February 2017 and served on our Board of Directors of our former parent company since November 2016. Mr. Eck was the Global Head of the Consumer and Retail Investment Banking Group at Morgan Stanley from 2008 until his retirement in 2014. Prior to that, Mr. Eck worked at Citigroup from 1993 to 2008, where he was the Global Head of the Consumer and Retail Banking Group, and at Credit Suisse First Boston from 1987 to 1993. In January 2016, Mr. Eck joined M. Klein and Company, a global strategic advisory firm, as a Senior Advisor. From December 1, 2017 to December 31, 2018 Mr. Eck served as the Interim Chief Executive Officer of The Johnson Controls Hall of Fame Village, a company developing a multi-use destination attraction and media platform in association with the Pro Football Hall of Fame. In February 2020, Mr. Eck became a member of the Board of

Directors of Churchill Capital Corp III, a Special Purpose Acquisition Company listed on the NYSE under the symbol “CCXX.” From 2015 to April 2018 he served as an independent Board member and Chairman of the Audit Committee of Blue Buffalo Pet Products, Inc., a publicly-held leading natural pet food company, until Blue Buffalo Pet Products, Inc. was acquired by General Mills Inc. in April 2018. Mr. Eck is also the co-founder and board member of Steer for Student Athletes. In addition, he previously served as a Board member of USA Ultimate and as a member of the Senior Advisory Board of Shopkick. Mr. Eck received his Masters in Management from Northwestern University and his B.S. in Business from the McIntire School of Commerce at the University of Virginia. He was selected to serve on our Board of Directors because of his extensive knowledge of corporate strategy, corporate financing and accounting, capital investment and operations and the consumer sector.

Marka Hansen has served as a director of J.Jill since our conversion to a corporation in February 2017 and served on the board of directors of our former parent company since May 2015. Ms. Hansen previously served as a Retail Consultant at Stitch Fix, Inc. from February 2013 to August 2013. Prior to that, she was the President of Gap North America from February 2007 until February 2011. Ms. Hansen served as the President of Banana Republic, LLC, a division of The Gap, from June 2003 until February 2007, and served in various leadership positions at The Gap after joining the company in 1987. Ms. Hansen served as a director of True Religion Apparel, Inc., from September 2013 until October 2017. She currently serves as a director of Stitch Fix, Inc. and The Orvis Company, Inc.  She received her B.A. in Liberal Studies from Loyola Marymount University. Ms. Hansen was selected to serve on our Board of Directors because of her extensive experience in leadership positions in the retail industry.

Travis Nelson has served as a director of J.Jill since our conversion to a corporation in February 2017 and previously he served on the board of directors of our former parent company since May 2015. Since March 2018, Mr. Nelson has served as the Managing Member of Eclipse Investors LLC, an independent investment management firm. Mr. Nelson served as a Managing Director at TowerBrook, our principal stockholder, from July 2005 until January 2018 and currently serves as a member of TowerBrook’s Management Advisory Board. Prior to joining TowerBrook, Mr. Nelson co-founded Pacific Partners LLC (“Pacific Partners”), a private equity firm specializing in software and technology services investments and served as a Managing Director from 2000 to 2005. Prior to Pacific Partners, Mr. Nelson served as an investment professional at Oak Hill Capital Management and Freeman Spogli & Co., working on private investments in a wide range of companies, and served as a consultant to the CEO of NetJets. Mr. Nelson began his career as an investment banker at Goldman Sachs. Mr. Nelson earned his B.A. from DePauw University and received his M.B.A. from the Stanford Graduate School of Business. He was selected to serve on our Board of Directors because of his broad business and investment experience, including extensive experience in corporate finance and mergers and acquisitions.

Michael Rahamim has served as Chairman of the Board of Directors of J.Jill since our conversion to a corporation in February 2017 and served as Chairman of the Board of Directors of our former parent company since May 2015. From January 2011 through January 2014, Mr. Rahamim served as the Executive Chairman of Phase Eight (Fashion & Designs) Limited (“Phase Eight”), a portfolio company of TowerBrook, our principal stockholder, and remained Chairman of the Board until January 2015, when Phase Eight was sold. Mr. Rahamim has over 20 years of experience in the fashion retail industry. In 1992, Mr. Rahamim developed the UK franchise of Kookai S.A., a French high fashion business, and introduced the Sandro and Maje French high fashion brands to the UK. Mr. Rahamim has previously worked in soft commodities and financial futures and was one of the founding seat holders on the London International Financial Futures Exchange. He qualified as a Chartered Accountant in 1977. Mr. Rahamim currently serves as a director of Kaporal Jeans and has served as a director of Whistles Limited from March 2009 until April 2016. He is also a member of the Senior Advisory Board of TowerBrook. Mr. Rahamim was selected to serve on our Board of Directors because of his extensive understanding of the International fashion retail industry through his experience in leadership positions and his investments with other retailers.

Michael Recht has served as a director of J.Jill since our conversion to a corporation in February 2017 and served on our Board of Directors of our former parent company since May 2015. Mr. Recht is a Managing Director at TowerBrook, our principal stockholder, where he has worked since August 2013. From August 2010 to August 2013, Mr. Recht was a Senior Associate with the Retail & Consumer team at Apax Partners LLP (“Apax”). Prior to joining Apax, Mr. Recht was an Associate at Thoma Cressey Bravo where he focused on investments in the consumer products and services sector. Prior to that, Mr. Recht was a member of the Technology & Defense teams at CIBC World Markets. He currently serves as a director of Wilton Industries, Inc and as a manager at KeHe Distributors Holdings, LLC. He received his M.B.A. from the Kellogg School of Management at Northwestern University and his B.A. from Williams College. Mr. Recht was selected to serve on our Board of Directors because of his broad finance experience, particularly in the retail and consumer products industry.

Andrew Rolfe has served as a director of J.Jill since our conversion to a corporation in February 2017 and served on the Board of Directors of our former parent company since May 2015. Mr. Rolfe has served as a Managing Director and the Head of Private Equity, USA of TowerBrook, our principal stockholder, since January 2011. Mr. Rolfe is also the Chairman of the Portfolio Committee and a member of the Management Committee at TowerBrook. Prior to joining TowerBrook, Mr. Rolfe served as President of The Gap Inc.’s International Division from November 2003 until February 2006, where he also served as a member of the Executive Leadership Team. Mr. Rolfe has also held roles as the Chairman and Chief Executive Officer of Pret A Manger (Europe) Ltd and the Chief Executive Officer of Booker Foodservice. He previously served as a director of True Religion Apparel, Inc. and Wilton Industries, Inc.. He currently serves as a director of Kaporal Jeans and Beverages & More, Inc and as a manager of KeHe Distributors Holdings, LLC. Mr. Rolfe received his M.B.A. from Harvard Business School and his B.A. from Oxford University. He was selected to serve on our Board of Directors because of his extensive experience in leadership positions in the retail industry.

Selection of Nominees for our Board of Directors

The Nominating, Governance and Corporate Responsibility Committee of our Board of Directors has the responsibility of identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors. The committee also recommends to our Board of Directors for approval director nominees, consistent with our director qualification criteria and any obligations under our contractual arrangements, including the Stockholders Agreement.

With respect to director nominee procedures, the Nominating, Governance and Corporate Responsibility Committee utilizes a broad approach for identification of director nominees and may seek recommendations from our directors, officers or stockholders, or it may choose to engage a search firm. In evaluating and determining whether to ultimately recommend a person as a candidate for election as a director, the Nominating, Governance and Corporate Responsibility Committee considers the qualifications set forth in our corporate governance guidelines, including the highest personal and professional ethics, integrity and values, demonstrated business acumen, experience and ability to use sound judgment to contribute to effective oversight of our business or financial affairs, strategic planning, diversity and independence from management. It also takes into account specific characteristics and expertise that it believes will enhance the diversity of knowledge, expertise, background and personal characteristics of our Board of Directors. The Nominating, Governance and Corporate Responsibility Committee may engage a third party to conduct or assist with the evaluation. Ultimately, the Nominating, Governance and Corporate Responsibility Committee seeks to recommend to our Board of Directors those nominees whose specific qualities, experience and expertise will augment our current Board of Directors’ composition and whose past experience evidences that they will: (1) dedicate sufficient time, energy and attention to ensure the diligent performance of Board of Directors duties; (2) comply with the duties and responsibilities set forth in our corporate governance guidelines and in our by-laws; (3) comply with all duties of care, loyalty and confidentiality applicable to them as directors of publicly traded corporations organized in our jurisdiction of incorporation; and (4) adhere to our Code of Conduct and Ethics, including, but not limited to, the policies on conflicts of interest expressed therein.

The Nominating, Governance and Corporate Responsibility Committee considers stockholder recommendations of qualified nominees when such recommendations are submitted in accordance with the procedures described in our by-laws. Each notice of nomination submitted in this manner must contain the information specified in our by-laws, including, but not limited to, information with respect to the beneficial ownership of our common stock or derivative securities that have a value associated with our common stock held by the proposing stockholder and its associates and any voting or similar agreement the proposing stockholder has entered into with respect to our common stock. To be timely, the notice must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the date of the prior year’s annual meeting of stockholders. If the annual meeting of stockholders is advanced by more than 30 days, or delayed by more than 60 days, from the anniversary of the preceding year’s annual meeting of stockholders, or if no annual meeting of stockholders was held in the preceding year, notice by the stockholder, to be timely, must be received no earlier than the 120th day prior to the annual meeting of stockholders and no later than the later of (1) the 90th day prior to the annual meeting of stockholders and (2) the tenth day following the day on which we notify stockholders of the date of the annual meeting of stockholders, either by mail or other public disclosure. See our by-laws for additional information regarding stockholder nominees.

Information Regarding Meetings of our Board and Committees

During Fiscal Year 2019, our Board of Directors held 12 meetings, and its three permanent committees, the Audit Committee, Compensation Committee, and Nominating, Governance and Corporate Responsibility Committee, collectively held 22 meetings. In June of 2019, our Board of Directors established the Finance Committee (a temporary committee of the Board of Directors) and dissolved such committee in December 2019. The duties and responsibilities of the Finance Committee were absorbed by the Board of Directors.

All of our directors attended at least 75% of the aggregate of all meetings of our Board of Directors and the committees on which he or she served during Fiscal Year 2019. Under our corporate governance guidelines, a copy of which is available in the Investors—Corporate Governance—Governance Documents section of our website at www.jjill.com, members of our Board of Directors are expected to participate in the annual meeting.

Board Committees

Committees of our Board of Directors

In March 2017, our Board of Directors adopted written charters for each of its permanent committees, all of which are available in the Investors—Corporate Governance—Governance Documents section of our website at www.jjill.com. Pursuant to the Stockholders Agreement, TI IV has the right to designate the members of the committees of our Board of Directors in proportion to the number of director nominees TI IV is entitled to designate to our Board of Directors. The following table provides membership information of our directors in each committee of our Board as of February 1, 2020.

	Audit Committee	Compensation Committee	Nominating, Governance and Corporate Responsibility Committee
Michael Eck		—	—
Marka Hansen	—
P. Kelly Mooney(1)		—
Travis Nelson		—
Michael Rahamim	—
Michael Recht	—		—
Andrew Rolfe	—
James Scully	—	—	—

= Member

(1)	Kelly Mooney served on our Audit Committee and our Nominating, Governance and Corporate Responsibility Committee until April 5, 2020.

Audit Committee

Our Audit Committee consists of Michael Eck, Travis Nelson and Michael Rahamim. Our Board of Directors has determined that Mr. Eck qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has determined that Mr. Eck, Mr. Nelson and Mr. Rahamim are independent within the meaning of the NYSE listing rules and meet the additional test for independence for Audit Committee members imposed by SEC regulation and the NYSE listing rules. As of the date of this Annual Report on Form 10-K, our Audit Committee is fully independent and is in compliance with the applicable SEC and NYSE rules and regulations. Kelly Mooney served on our Audit Committee and met the same independence requirements during 2019 fiscal year.

Our Audit Committee met 11 times during our 2019 fiscal year. Our Audit Committee assists our Board of Directors in monitoring the audit of our financial statements, our independent registered public accounting firm’s qualifications and independence, the performance of our internal audit function and systems of internal controls, our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the Audit Committee. The Audit Committee also reviews and approves related party transactions as required by the applicable NYSE rules.

Compensation Committee

Our Compensation Committee consists of Marka Hansen, Michael Rahamim, Michael Recht and Andrew Rolfe. Because we are a controlled company under the NYSE listing rules, our Compensation Committee is not required to be fully independent. Our Compensation Committee met six times during our 2019 fiscal year. Our Compensation Committee is responsible for reviewing and recommending policies relating to the compensation and benefits of our directors and employees, including our Chief Executive Officer and other executive officers.

The Compensation Committee has the sole authority to retain and terminate any compensation consultant to assist in the evaluation of employee compensation and to approve the consultant’s fees and the other terms and conditions of the consultant’s retention. The Compensation Committee may form and delegate authority to subcommittees where appropriate, provided that the subcommittees are composed entirely of directors who satisfy the applicable independence requirement of our Corporate Governance Guidelines and the NYSE listing rules, subject to any applicable controlled company or other exemption.

The Compensation Committee has engaged the services of Pearl Meyer & Partners LLC (“Pearl Meyer”) as its outside independent compensation consultant. Pearl Meyer provides general executive compensation consulting services to the Compensation Committee and advises it on a range of executive and director compensation matters including plan design, competitive market assessments, trends, best practices and technical and regulatory developments. Pearl Meyer provides services to the Compensation Committee related only to executive and director compensation, and provides no other services to the Compensation Committee or the Company.

In accordance with the Compensation Committee’s charter, our Chief Executive Officer may not be present during voting or deliberations of the Committee regarding his or her compensation and the Committee reserves the right to request any executive officer present during voting or deliberations of the Committee regarding such executive officer’s compensation to recuse himself or herself.

Nominating, Governance and Corporate Responsibility Committee

Our Nominating, Governance and Corporate Responsibility Committee consists of Marka Hansen, Travis Nelson, Michael Rahamim and Andrew Rolfe. In addition, Kelly Mooney served on our Nominating, Governance and Corporate Responsibility Committee during 2019 fiscal year. Because we are a controlled company under the NYSE listing rules, our Nominating, Governance and Corporate Responsibility Committee is not required to be fully independent. Our Nominating, Governance and Corporate Responsibility Committee met five times during our 2019 fiscal year. Our Nominating, Governance and Corporate Responsibility Committee is responsible for selecting or recommending that our Board of Directors select candidates for election to our Board of Directors, developing and recommending to our Board of Directors corporate governance guidelines that are applicable to us and overseeing Board of Director and management evaluations. Our Nominating, Governance and Corporate Responsibility Committee is also responsible for reviewing and providing guidance to us on corporate responsibility and sustainability issues.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Corporate Governance Guidelines provide that the roles of the Chairman of the Board of Directors and Chief Executive Officer may be combined or separated. Our Board of Directors believes that the Company and its stockholders are best served by maintaining flexibility to have any director serve as Chairman and therefore believes that a permanent policy on whether the Chairman of the Board of Directors and the Chief Executive Officer positions should be separated or combined is not appropriate.

As of the date hereof, Mr. Scully serves as our Interim Chief Executive Officer and Mr. Rahamim serves as our Chairman of the Board of Directors. Our Board of Directors believes that this leadership structure, separating the Chairman and Interim Chief Executive Officer roles, is appropriate for the Company at this time, since it allows Mr. Scully to focus on the operational leadership and strategic direction of the Company. At the same time, Mr. Rahamim can focus on leadership of the Board of Directors, including calling and presiding over Board meetings and executive sessions of the independent directors, preparing meeting agendas in collaboration with the Interim Chief Executive Officer and serving as a liaison and supplemental channel of communication between independent directors and the Interim Chief Executive Officer.

Our Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of our risks. The Audit Committee regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee is responsible for overseeing the management of risks relating to its employee compensation plans and arrangements, and the Audit Committee oversees the management of financial risks. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Executive Sessions of our Board of Directors

In order to promote open discussion among non-management directors, and as required under applicable NYSE rules, the non-management members of our Board of Directors meet in regularly scheduled executive sessions at least quarterly without management directors or any other members of the Company’s management present. In addition, the independent members of our Board of Directors meet in a regularly scheduled executive session at least annually. Our Chairman of our Board of Directors, Michael Rahamim, presides at all regularly scheduled executive sessions.

Biographies of Executive Officers

James Scully See Mr. Scully’s biography above under the hearing “Biographies of Directors.”

Mark Webb has served as J.Jill’s Executive Vice President, Chief Financial Officer since May 1, 2019. Before joining J.Jill, Mr. Webb  served as Senior Vice President, Chief Financial Planning & Analysis and Treasury Officer at Hudson’s Bay Company since January 2018. He previously served as Senior Vice President, Chief Financial Officer, Gap Brand and Intermix, at Gap, Inc. from February 2013 to April 2017. Mr. Webb received his BSBA in Accounting and Finance from the University of Arizona.

Brian Beitler has served as J.Jill’s Chief Marketing and Brand Development Officer since September 2018. Before joining J.Jill, Mr. Beitler was Chairman of the Executive Board of the Global Retail Marketing Association, an organization that provides education and events for C-level executives in retail, restaurant, hospitality, financial and insurance services from November 2017 to August 2018. He previously served as Chief Marketing Officer of the Plus Fashion Segment (Lane Bryant & Catherine’s), a division of Ascena Retail Group, from 2014 to October 2017. Prior to that Mr. Beitler was Chief Marketing Officer at David’s Bridal, Inc. from 2010 to 2014. Before David’s Bridal, he was Senior Vice President of Marketing for Kohl’s department store and led all aspects of marketing strategy. He has also previously held senior leadership roles at Bath and Body Works, Toys R Us, and Mattel. He received his M.B.A. from Brigham Young University and received a Bachelor’s Degree in Marketing from the University of Utah.

Deanna Steele has served as J.Jill’s Executive Vice President and Chief Information and Digital Officer since July 2019. Before joining J.Jill, Ms. Steele served as Chief Information Officer at Ingram Content Group from February 2017 to May 2019. She previously served as Chief Information Officer at Ascena Retail Group from 2013 to February 2017. During her tenure at Ascena Retail Group, Ms. Steele’s duties included overseeing Lane Bryant, Catherine’s Stores and Justice brands. Ms. Steele also previously served as a director of Women in Technology Tennessee, TechBridge and Circle of Friends. She received her Bachelor’s in Science from Pepperdine University.

Family Relationships

There is no family relationship between any director or executive officer of the Company.

Legal Proceedings

During the past ten years none of our directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our common stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors and stockholders who hold more than 10% of our outstanding common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year, all of our executive officers, directors, and to our knowledge, 10% stockholders complied with the filing requirements of Section 16(a) of the Exchange Act, except that a Form 3 of Ms. Steele filed on March 24, 2020, a Form 4 filed on March 24, 2020, reporting a grant of an aggregate of 35,226 restricted stock units, a Form 4 of Mr. Eck filed on June 12, 2019 reporting purchases of an aggregate of 30,000 shares of our common stock and a Form 4 of Mr. Rahamim filed on March 19, 2020 reporting purchases of an aggregate of 150,000 of our common stock, were filed late due to administrative oversight.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees and is intended to comply with the relevant listing requirements for a code of conduct as well as qualify as a “code of ethics” as defined by the rules of the SEC. The Code of Conduct and Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics. We intend to disclose any future amendments to certain provisions of our Code of Conduct and Ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors, on our website at www.jjill.com . The Code of Conduct and Ethics is available on our website under Governance Documents in the Investor Relations—Corporate Governance section of our website at www.jjill.com.

Communications with our Board of Directors from Stockholders or Other Interested Parties

Any stockholder or other interested party may contact our Board of Directors as a group, our independent directors as a group, or any individual director by sending written correspondence to them in care of our Secretary and General Counsel at our principal executive offices at 4 Batterymarch Park, Quincy, Massachusetts 02169. Such communication will be forwarded to the intended recipient(s). We currently do not intend to have our Secretary and General Counsel screen this correspondence, but we may change this policy if directed by our Board of Directors due to the nature or volume of the correspondence., and is incorporated herein by reference.

Item 11. Executive Compensation

Director Compensation

Non-employee members of our Board of Directors, (other than Andrew Rolfe and Michael Recht), are compensated for a full year of service as follows; directors who serve less than a full year are entitled to a pro-rated portion of the applicable compensation.

Board Position	Annual Cash Retainer ($)	Annual Equity Award Value ($)
Chairman of the Board	80,000	100,000
Board Member (other than the Chairman of the Board)	50,000	100,000
Finance Committee Chair	80,000	n/a
Audit Committee Chair	20,000	n/a
Other Committee Chair	10,000	n/a
Audit Committee Member	7,500	n/a
Other Committee Member	5,000	n/a

Members of our Board of Directors also receive reimbursement of expenses for travel to Board of Directors and Board Committee meetings.

Director Compensation Table

The following table sets forth the total compensation paid to each of our non-employee directors (other than Andrew Rolfe and Michael Recht) for the fiscal year ended February 1, 2020.

Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	Total ($)
Michael Rahamim	90,000	123,003	213,003
Marka Hansen	65,000	123,003	188,003
Michael Eck	70,000	123,003	193,003
James S. Scully(4)	97,500	123,003	220,503
Travis Nelson(5)	62,500	100,003	162,503
Kelly Mooney(6)	46,072	75,002	121,074

(1)	Andrew Rolfe and Michael Recht, each of whom was an employee or partner of TowerBrook as of February 1, 2020, did not receive any compensation in respect of their services to our Board of Directors.
(2)

Amounts set forth in the Fees Earned or Paid in Cash column represent the aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees and committee and/or chairmanship fees.

(3)

Amounts set forth in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In fiscal 2019, Messrs. Rahamim, Hansen, Eck, Scully,and Nelson each received a grant of 19,570 Restricted Stock Units (“RSUs”) on March 22, 2019 and a grant of 4,167 Dividend Equivalent Units (DEUs) on April 1, 2019. Ms.  Mooney received a pro-rated grant of 13,915 RSUs on April 2, 2019.

(4)	The compensation shown above reflects compensation earned by Mr. Scully prior to his appointment as our Interim President and Chief Executive Officer.
(5)	Fees for Travis Nelson in fiscal 2019 were paid to Eclipse Investors, LLC.
(6)	Ms. Mooney resigned from our Board of Directors and from all committees of the Board of Directors on which she served, effective as of April 5, 2020.

The following table provides information about the outstanding equity awards held by our members of our Board of Directors as of February 1, 2020.

Name(1)	Number of Restricted Stock Units or Restricted Shares that Have Not Vested ($)
Michael Rahamim(2)	72,044(3)
Marka Hansen(2)	37,061(4)
Michael Eck	19,570(5)
Travis Nelson	19,570 (5)
Kelly Mooney	13,915(6)
James Scully	19,570(5)

(1)	Andrew Rolfe and Michael Recht, each of whom was an employee or partner of TowerBrook as of February 2, 2019, do not directly hold any equity awards, whether in the form of restricted shares or RSUs.

(2)

In connection with the acquisition of our business by investment funds affiliated with TowerBrook on May 8, 2015, Mr. Rahamim and Ms. Hansen were issued Class A Common Interests of JJill Topco Holdings, LP (“Topco” and such interests, “Common Interests”). In connection with the IPO, Topco was liquidated and a distribution was made to each of Mr. Rahamim and Ms. Hansen in respect of his or her Common Interests consisting of (i) fully vested shares and (ii) restricted shares subject to vesting conditions consistent with the schedule previously applicable to the Common Interests.

(3)	The award of 52,474 restricted shares is scheduled to vest on May 8, 2020. The award of 19,570 RSUs is scheduled to vest on March 22, 2020.
(4)	The award of 17,491 restricted shares is scheduled to vest on May 8, 2020. The award of 19,570 RSUs is scheduled to vest on March 22, 2020.
(5)	This award of RSUs is scheduled to vest on March 22, 2020.
(6)	This award of RSUs is scheduled to vest on April 2, 2020.

Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth information regarding the compensation paid to, awarded to, or earned by our Interim Chief Executive Officer, our Former President and Chief Executive Officer and our two other most highly compensated executive officers, for services rendered in all capacities during the years ended February 2, 2019, and February 1, 2020.

Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
James Scully(6)	2019	193,846	100,000	223,200	—	—	0	517,046
Interim Chief Executive Officer
Linda Heasley (7)	2019	754,616		1,967,965	—	—	247,778	2,970,358
Former President and Chief Executive Officer	2018	726,923	—	4,091,696	1,753,114	—	158,334	6,730,067
Mark Webb (8)Executive Vice President,Chief Financial Officer2019	2019	456,923	418,462	906,003	—	—	165,358	1,946,746
Executive Vice President, Chief Financial Officer
Brian Beitler	2019	515,415		254,558	—	—	142,314	937,141
Executive Vice President, Chief Marketing and Brand Development Officer	2018	205,962	123,577	510,002	—	—	39,396	878,937

(1)

Amounts set forth in the Salary column reflect the amount actually paid to each named executive for Fiscal Years 2018 and 2019 and includes the effect of any mid-year adjustments to their base salaries, if applicable. As of the end of fiscal year 2019, the annual base salary rates for Mr. Webb, and Mr. Beitler were $600,000, and $516,400, respectively.  Mr. Scully became Interim CEO on December 5, 2019, receiving $100,000 per month as base salary.  The amounts reported above reflect his base salary as Interim CEO from December 5, 2019 through the end of our fiscal year, February 1, 2020.

(2)

Amounts shown in the Bonus column for fiscal year 2019 represent the following: Mr. Scully sign-on bonus ($100,000 ) and Mr. Webb sign-on bonus ($100,000 ) and guaranteed bonus for fiscal year 2019 ($318,462).  Amounts shown in the Bonus column for fiscal year 2018 for Mr. Beitler represents his guaranteed annual bonus for fiscal year 2018 of no less than $123,577, which was paid to him as a sign-on bonus pursuant to his offer letter.

(3)

Represents the aggregate grant date fair value of RSUs granted during the year in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, Stock Compensation (disregarding any forfeiture assumptions).  These amounts do not correspond to the actual value that may be realized by our NEOs for these awards. The NEOs were granted awards during fiscal year 2019 as follows: for Mr. Scully, 180,000 RSUs on December 5, 2019, for Ms. Heasley, 195,695 RSUs on March 22, 2019; for Mr. Webb,

128,677 RSUs on May 1, 2019 and 200,000 RSUs on December 12, 2019; for Mr. Beitler, 35,226 RSUs on March 22, 2019 and 13,506 Dividend Equivalent Units on April 1, 2019. The NEOs were granted awards during fiscal year 2018 as follows: for Ms. Heasley, 835,040 RSUs on April 16, 2018 and 796,870 options on April 16, 2018; for Mr. Beitler, 86,441 RSUs on September 10, 2018. See Note 14 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Estimates-Equity-based Compensation” included in our Annual Report on Form 10-K for the assumptions made in determining these values.

(4)

The Company's Annual Incentive Plan for fiscal year 2019 was measured based on the Company's adjusted EBITDA. Threshold and target adjusted EBITDA performance goals were established along with their corresponding payout opportunities.  To the extent that actual adjusted EBITDA exceeds the target performance goal, the payout for fiscal year 2019 is capped at a payout multiplier of 2.0x.  The annual target bonus (as a % of base salary) for each of Messrs. Webb and Beitler under the Company's Annual Incentive Plan for fiscal year 2019 was 70% and 60%, respectively.  The following table outlines the adjusted EBITDA performance objectives and the payout multiplier for fiscal year 2019:

Above Threshold but
	Below Threshold	Threshold	Below Target	Target	Above Target	Well Above Target
Adjusted EBITDA	< $103.5 million	$103.5 million	>$103.5 million, but < $114.5 million	$114.5 million	> $114.5 million but < $118.1 million	> $118.1 million
Payout Multiplier / Bonus Pool Increment	No payout	0.25x	$0.36 added to the bonus pool for every $1.00 of adjusted EBITDA generated	1.0x	$0.48 added to the bonus pool for every $1.00 of adjusted EBITDA generated	$0.21 added to the bonus pool for every $1.00 of adjusted EBITDA generated

In fiscal year 2019, the Company achieved an adjusted EBITDA of $65.48 million (which did not exceed the adjusted EBITDA threshold, resulting in no payout of cash bonuses).

(1)

Amounts shown in the All Other Compensation column for fiscal year 2019 represent the following: For Mr. Scully, ($0); for Ms. Heasley, 401(k)-matching contribution ($8,400), severance payments ($145,385), Relocation & Related Tax Gross-ups ($38,117), vacation payout ($55,385), and subsidized COBRA premiums of $491; for Mr. Webb, 401(k)-matching contribution ($4,327), Relocation & Related Tax Gross-ups ($161,032); for Mr. Beitler, 401(k)-matching contribution ($9,641), Relocation & Related Tax Gross-ups ($132,072), reimbursement for business use of mobile device ($600)

(2)

Prior to Mr. Scully’s appointment as Interim CEO on December 5, 2019, he received compensation for his role as a director on our Board of Directors.  The amounts reported above are those that relate to his service as Interim CEO.  Mr. Scully’s compensation for services as a director are reported on the Director Compensation Table.

(3)	Ms. Heasley stepped down as our President and Chief Executive Officer and as a director on our Board of Directors, effective December 4, 2019.
(4)	Mr. Webb received a grant of 128,677 RSUs on May 1, 2019 per the terms of his offer letter, and received a grant of 200,000 RSUs on December 12, 2019.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. In addition to customary terms and provisions, the employment agreements set forth the annual base salary, target bonus percentage, equity grants, terms of severance and eligibility for employee benefits

Offer Letter Agreement with James Scully, Our Interim President and Chief Executive Officer

We entered into an offer letter, which became effective on December 4, 2019, as amended March 4, 2020, with Mr. Scully, which provides that he will serve as Interim President and Chief Executive Officer effective on December 5, 2019 until the earlier of the date that a permanence Chief Executive Officer commences employment and the date that is 180 days from the start date (the “Initial Term”), and thereafter may be extended on a month-to-month basis.  Pursuant to his offer letter agreement, Mr. Scully is entitled to the following compensation: (i) monthly cash compensation of $100,000; (ii) a sign-on bonus of $100,0000; (iii) up to $10,000 per month in travel expenses for travel to Quincy, Massachusetts; (iv) an annual bonus for fiscal year 2020 with a target bonus of $1.2 million (prorated for any partial year of service beginning on March 4, 2020); provided, that the actual amount of Mr. Scully’s annual bonus in respect of the Company’s 2020 fiscal year will not be less than $300,000, and (v) reimbursement of up to $17,500 in legal fees related to the negotiation of the offer letter amendment and related arrangements. In addition, the Company also granted a sign-on equity award of 180,000 restricted stock units to Mr. Scully on December 5, 2019 which will vest on the last day of the Initial Term.

Employment and Separation Agreements with Linda Heasley, Our Former President and Chief Executive Officer

We entered into an employment agreement with Ms. Heasley, which provided for the following compensation: (i) an annual base salary of $900,000; (ii) eligibility to receive an annual bonus with a target of 100% of her base salary; (iii) up to $150,000 in aggregate moving and housing expenses for up to 12 months related to Ms. Heasley’s relocation from Atlanta, Georgia to Quincy, Massachusetts; and (iv) reimbursement of up to $20,000 in legal and consulting fees related to the negotiation of her employment agreement and related arrangements.  In addition, the Company also agreed to grant a sign-on equity award to Ms. Heasley on her start date with a grant date fair market value of $6,000,000.  Seventy percent of the award was granted in the form of RSUs and 30% of the award was granted in the form of stock options.  In addition, Ms. Heasley is entitled to reimbursement for expenses reasonably incurred in connection with an annual physical with a provider of her choice and up to $25,000 of professional fees incurred in connection with income tax planning and return preparation per year.

On December 4, 2019, the Company entered into a separation agreement with Ms. Heasley, which provides that Ms. Heasley’s departure from the Company will be treated as a “termination of employment by the Company without Cause” for all purposes under her employment agreement.  The separation agreement also provides that Ms. Heasley will make herself reasonably available as may be requested by the Chief Executive Officer or our Board of Directors from time to time to cooperate with matters that pertain to her past employment with the Company.

Ms. Heasley’s employment with the Company terminated, effective as of December 4, 2019.  See “Estimated Payments Upon Termination of Employment of Change in Control” for a discussion of Ms. Heasley’s payments received in connection with her termination of employment.

Offer Letter Agreement with Mark Webb, Our Chief Financial Officer

We are party to an offer letter, which became effective on April12, 2019, with Mr. Webb, to serve as Executive Vice President, Chief Financial Officer.  Pursuant to the terms of the offer letter Mr Webb is entitled to the following compensation (i) an annual base salary of $600,000; (ii) a one-time sign-on bonus of $100,000; and (iii) eligibility to receive an annual bonus with a target of 70% of Mr. Webb’s base salary and up to 200% of his target bonus for exceptional performance (with a guaranteed bonus for fiscal year 2019 of no less than $318,462, which represents his target bonus prorated for the partial year of employment). In addition, the Company also agreed to grant a sign-on equity award in the form of restricted stock units to Mr. Webb on his start date with a grant date fair market value of $700,000., which vest in equal installments on each of the first four anniversaries of the date of grant. Mr. Webb will also receive in a guaranteed Annual Incentive Plan payment of $319,846, which represents his prorated bonus for fiscal 2019 at the target of 70%.

Mr. Webb’s offer letter includes customary terms and conditions, including confidentiality and assignment of intellectual property provisions, a 12-month post-employment prohibition on competition, a 12-month post-employment prohibition on solicitation of customers, and a 12-month post-employment prohibition on solicitation of employees, agents, or contract workers with whom Mr. Webb had material business contact during the course of her employment.

Mr. Webb is also entitled to severance upon certain terminations of employment, as described below under “Potential Payments Upon Termination of Employment or Change in Control.”

Employment Agreement with Brian Beitler, Our Executive Vice President, Chief Marketing and Brand Development Officer

We are party to an offer letter, which became effective on August 2, 2018, with Brian Beitler to serve as Executive Vice President, Chief Marketing and Brand Development Officer. The offer letter provides that Mr. Beitler will report to the Chief Executive Officer.

Pursuant to the terms of his offer letter, as amended, Mr. Beitler is entitled to a base salary equal to $510,000 per year and a target bonus of at least 60% of his annual base salary and up to 200% of his target bonus for exceptional performance, and eligibility to participate in, and receive grants of equity awards under, the Company’s equity compensation plans. The Company also agreed to pay Mr. Beitler a guaranteed annual bonus for fiscal year 2018 of no less than $123,577 for fiscal 2018, which represented his target bonus, prorated for the partial year of employment and subsequently amended his offer letter to pay this amount as a sign-on bonus in November of 2018.  The offer letter provided that Mr. Beitler would be entitled to participate in all of our benefit plans and programs (including four weeks of vacation).

Mr. Beitler’s offer letter includes customary terms and conditions, including confidentiality and assignment of intellectual property provisions, a 12-month post-employment prohibition on competition, a 12-month post-employment prohibition on solicitation of customers, and a 12-month post-employment prohibition on solicitation of employees, agents, or contract workers with whom Mr. Bietler had material business contact during the course of her employment.

Mr. Beitler is also entitled to severance upon certain terminations of employment, as described below under “Potential Payments Upon Termination of Employment or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the outstanding equity awards held by our named executive officers as of February 1, 2020.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (#)	Market Value of Restricted Shares or Units of Stock that Have Not Vested(1) ($)
James Scully	—				180,000(2)	214,200
Linda Heasley	199,217.50	—	3.75	3/4/2020(3)	—	—
Mark Webb	—	—	—	—	128,677(4)	153,126
					200,000(5)	238,000
Brian Beitler	—	—	—	—	64,831(6)	77,148
					35,226(7)	41,919
					13,506(8)	16,072

(1)	The market value of the restricted shares and RSUs shown above is based on the $1.19 closing market price of our common stock on January 31, 2020.
(2)	The award of RSUs vests on the earlier of (i) the date that a permanent (non-interim) Chief Executive Officer commences employment and (ii) the date that is 90 days from December 5, 2019.
(3)	The vested portion of Ms. Heasley's options may be exercised for 90 days following her termination of employment with the Company.
(4)	This award of RSUs vests 25% on each of the first four anniversaries of May 1, 2019

(5)	This award of RSUs vests 25% on each of the first four anniversaries of December 12, 2019.
(6)	This award of RSUs vests with respect to 21,610.25 RSUs on each of September 10, 2020, September 10, 2021 and September 10, 2022.
(7)	This award of RSUs vests 25% on each of the first four anniversaries of March 22, 2019.
(8)	This award is for the Dividend Equivalent Units issued on April 1, 2019. The DEUs vest with respect to 4,502 RSUs on each of September 10, 2020, September 10, 2021 and September 10, 2022.

Retirement Benefits

We sponsor a 401(k) plan, which is a qualified retirement plan offered to all eligible employees, including our named executive officers, and which permits eligible employees to elect to defer a portion of their compensation on a pre-tax basis. Pursuant to the terms of the 401(k) plan, we provide a company match of 50% of a named executive’s contributions to the plan, up to a maximum of 6% of such executive’s eligible annual compensation. We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

Potential Payments Upon Termination of Employment or Change in Control

Mark Webb

Termination without “Cause” and/or “Good Reason” Resignation: The Company’s offer letter with Mr. Webb provides that, upon a termination of employment by us without “cause” or a resignation Mr. Webb for “good reason,” then upon the execution of an irrevocable release of claims and continued compliance with the terms of the restrictive covenants set forth in his offer letter, Mr. Webb would be entitled to:

•	payment of any accrued benefits including accrued base salary and benefits;
•	any unpaid annual bonus earned but not yet paid for the fiscal year preceding the fiscal year in which employment was terminated;
•	base salary continuation for a period of 12 months following the date of termination; and
•

medical and dental coverage continuation for 12 months following the date of termination with the costs of the premiums shared in the same proportion as before the termination of such executive’s employment (unless such coverage is otherwise obtained through a new employer).

If the severance payments and vesting described above would be a “parachute payment” resulting in a lost tax deduction for the Company under Section 280G of the Code and excise tax to the executive under Section 4999 of the Code, such payments and vesting would be reduced to the extent necessary to avoid the imposition of any excise tax or loss in tax  deduction.

Pursuant to the terms of the RSU award agreement, if such termination occurs within 12 months following a change in control, he is entitled to full acceleration of his outstanding RSUs.

Termination without “Good Reason” and/or Death/Disability.  Mr. Webb’s offer letter provides that, upon termination of employment due to death or disability or resignation without “good reason,” Mr. Webb will be entitled to accrued base salary, any unpaid annual bonus earned but not yet paid for the fiscal year preceding the fiscal year in which employment was terminated and benefits through the date of termination.

All other terminations of employment: Mr. Webb’s offer letter provides that, upon any other termination of employment, Mr. Webb will be entitled only to accrued base salary and benefits through the date of termination.

Brian Beitler

Termination without “Cause” and/or “Good Reason” Resignation: The Company’s offer letter with Mr. Beitler provides that, upon a termination of employment by us without “cause” or a resignation Mr. Beitler for “good reason,” then upon the execution of an irrevocable release of claims and continued compliance with the terms of the restrictive covenants set forth in his offer letter, Mr. Beitler would be entitled to:

•	payment of any accrued benefits including accrued base salary and benefits;
•	any unpaid annual bonus earned but not yet paid for the fiscal year preceding the fiscal year in which employment was terminated;
•	base salary continuation for a period of 12 months following the date of termination; and
•

medical and dental coverage continuation for 12 months following the date of termination with the costs of the premiums shared in the same proportion as before the termination of such executive’s employment (unless such coverage is otherwise obtained through a new employer).

If the severance payments and vesting described above would be a “parachute payment” resulting in a lost tax deduction for the Company under Section 280G of the Code and excise tax to the executive under Section 4999 of the Code, such payments and vesting would be reduced to the extent necessary to avoid the imposition of any excise tax or loss in tax  deduction.

Pursuant to the terms of the RSU award agreement, if such termination occurs within 12 months following a change in control, he is entitled to full acceleration of his outstanding RSUs.

Termination without “Good Reason” and/or Death/Disability.  Mr Beitler’s offer letter provides that, upon termination of employment due to death or disability or resignation without “good reason,” Mr. Beitler will be entitled to accrued base salary, any unpaid annual bonus earned but not yet paid for the fiscal year preceding the fiscal year in which employment was terminated and benefits through the date of termination.

All other terminations of employment: Mr Beitler’s offer letter provides that, upon any other termination of employment, Mr. Beitler will be entitled only to accrued base salary and benefits through the date of termination.

Definitions of “Cause” and “Good Reason” and “Change in Control”

Messrs. Webb and Beitler’s offer letters defined “cause” generally as such executive’s (i) breach of any material provisions of his or her employment agreement or offer letter; (ii) failure to follow a lawful directive of his or her reporting officer; (iii) negligence in the performance or nonperformance of any of his or her duties or responsibilities; (iv) dishonesty, fraud, or willful misconduct with respect to our business or affairs; (v) conviction of or plea of no contest to any misdemeanor involving theft, fraud, dishonesty, or act of moral turpitude or to any felony; or (vi) use of alcohol or drugs in a manner that materially interferes with the performance of his or her duties.

Messrs. Webb and Beitler’s offer letter defined “good reason” generally as (i) a reduction in such executive’s title below the level of Executive Vice President, as applicable; (ii) a material reduction in his or her base salary; or (iii) a relocation of their principal work location outside of the Quincy, Massachusetts area.  Ms. Heasley’s employment agreement defined “good reason” generally as: (i) a material diminution in her duties or responsibilities; (ii) (A) she is not the senior most executive officer of our Company, (B) she does not report directly to the Board of Directors or (C) any officer does not report to her; (iii) a reduction in her title below the title of Chief Executive Officer; (iv) a material reduction in her base salary; (v) the relocation of her principal work location outside of the Quincy, Massachusetts, area or (vi) any other material breach of the employment agreement.

A change in control, as defined in the 2017 Plan and the employment and equity arrangements, generally means (i) the acquisition by any person of beneficial ownership of 50% or more (on a fully diluted basis) of either (A) the then outstanding shares of common stock of the Company or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote in the election of directors, but excluding acquisitions    by the Company, TI IV and its permitted transferees or any of their respective affiliates or by any employee benefit plan sponsored by the Company or   any of its affiliates, (ii) a change in the composition of our Board of Directors such that members of our Board of Directors during any consecutive 12- month period cease to constitute a majority of our Board of Directors, (iii) the approval by the shareholders of the Company of a plan of complete dissolution or liquidation of the Company, or (iv) the consummation of a reorganization, recapitalization, merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or sale, transfer or other disposition of all or substantially all of the business or assets of the Company to an entity that is not an affiliate of the Company, unless immediately following such transaction.

Estimated Payments Upon Termination of Employment or Change in Control

The description below shows the severance payments and benefits that each named executive officer would, if applicable, have received had his or her employment been terminated, (1) due to his or her resignation without “good reason” or (2) by us without “cause” or pursuant to a resignation with “good reason,” whether prior to or following a “change in control.” The amounts (other than for Ms. Heasley) are calculated as if the date of termination and, as applicable, the change in control, occurred on February 1, 2020.

James Scully

•

On a termination for any reason prior to the end of the Initial Term, Mr. Scully would be entitled to $106,154, which represents his monthly cash compensation through March 4, 2020, the end of the Initial Term.

Linda Heasley

•

Ms. Heasley stepped down from her position as President and Chief Executive Officer on December 4, 2019, her departure was treated as a “termination without Cause” and pursuant to her separation agreement with the Company she was entitled to $1,155,187, which represents the sum of (i) $900,000 in base salary continuation for a period of 12 months following the date of termination, (ii) $13,077 in continued medical and dental coverage for a period of 12 months following the date of termination, (iii) reimbursement for expenses she reasonably incurred in connection with one annual physical and up to $25,000 of professional fees incurred in connection with income tax planning and return preparation for 2019 and (iv) $217,110 in respect of the acceleration of equity awards that otherwise vested on April 16, 2020.  No bonus payable based on actual results.

Mark Webb

•

Termination without “Cause” and/or “Good Reason” Resignation: $618,339, which represents the sum of (x) $600,000 in base salary continuation for a period of 12 months following the date of termination and (y) $18,339 in continued medical and dental coverage for a period of 12 months following the date of termination.  In the event that such termination were to occur within 12 months following a change in control, Mr. Webb would be entitled to an additional $391,126 in respect of the acceleration of his then-unvested RSUs.

Brian Beitler

•

Termination without “Cause” and/or “Good Reason” Resignation: $527,463, which represents the sum of (i) $510,000 in base salary continuation for a period of 12 months following the date of termination and (ii) $17,463 in continued medical and dental coverage for a period of 12 months following the date of termination.  In the event that such termination were to occur within 12 months following a change in control, Mr. Beitler would be entitled to an additional $135,139 in respect of the acceleration of his then-unvested RSUs.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee in Fiscal Year 2019 was, at any time during Fiscal Year 2019 or at any other time, an officer or employee of the Company. None of our executive officers serves, or in the past has served, as a member of the Board of Directors or compensation committee of any entity, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board of Directors or our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 1, 2020 unless otherwise noted below for the following:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage of ownership is based on 42,288,127 shares of common stock outstanding as of February 1, 2020.

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

5% Stockholders	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Entities affiliated with TowerBrook[1]	25,770,647	58.9%
Named Executive Officers and Directors
James Scully	189,293.67	*
Mark Webb	—	*
Brian Beitler	43,434.08	*
Michael Eck	85,065.67	*
Marka Hansen	142,390.67	*
Kelly Mooney[2]	16,850	*
Travis Nelson	—	*
Michael Rahamim[3]	374,950.67	*
Michael Recht	—	—
Andrew Rolfe	—	—
Linda Heasley[4]	210,195.63	*
All directors and executive officers as a group	1,062,180.39	58.9%

*	Represents beneficial ownership of less than 1% of shares outstanding.
1

The shares are held directly by TI IV JJill Holdings, LP. The general partner of TI IV JJill Holdings, LP is TI IV JJ GP, LLC. The sole member of TI IV JJ GP, LLC is TowerBrook Investors IV (Onshore), L.P. The general partner of TowerBrook Investors IV (Onshore), L.P. is TowerBrook Investors GP IV, L.P., and its ultimate general partner is TowerBrook Investors, Ltd. The natural persons that have voting or investment power over shares of common stock beneficially owned by TowerBrook Investors GP IV, L.P. and TowerBrook Investors, Ltd. are Neal Moszkowski and Ramez Sousou. The address of each of the entities and natural persons identified in this footnote is c/o TowerBrook Capital Partners L.P., 65 East 55th Street, 19th Floor, New York, New York 10022.

2	Ms. Mooney served on our Board of Directors until April 5, 2020.
3	Includes 106,291 shares directly held by Mr. Rahamim’s spouse.
4	Ms. Heasley was our President and Chief Executive Officer and a member of our Board of Directors until December 4, 2019.[1]

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since February 2, 2019, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the sections entitled “Executive Compensation—Executive Compensation” and “Executive Compensation—Director Compensation.”

Indemnification arrangements for our named executive officers and directors are described below under “—Indemnification Agreements.”

Policies and Procedures for Related Party Transactions

We have adopted a written Related Person Transaction Policy (the “policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the policy, our Audit Committee has overall responsibility for the implementation and compliance with the policy.

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

The policy requires that notice of a proposed related person transaction be provided to our legal department prior to entering into such transaction. If our legal department determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration at its next meeting. Under the policy, only our Audit Committee will be permitted to approve those related person transactions that are in, or not inconsistent with, our best interests and the best interests of our stockholders. In the event we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the policy and that is ongoing or is completed, the transaction will be submitted to our Audit Committee so that it may determine whether to ratify, rescind or terminate the related person transaction.

[1]	Note to Draft: 199,218 shares of common stock issuable upon exercise of stock options to be included to the extent exercised.

The policy also provides that our Audit Committee will review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we will make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.

Stockholders Agreement

In connection with our IPO, on March 14, 2017 we entered into a Stockholders Agreement with TI IV, which, as further described below, contains certain rights for TI IV.

Consent Rights

For so long as TI IV beneficially owns at least 50% of our common stock, TI IV will have prior approval rights over the following transactions:

•	Any increase or decrease in the size of our Board of Directors;
•

Any incurrence of indebtedness (other than (i) debt existing as of the date of the Stockholders Agreement or refinancing thereof, (ii) capital leases approved by our Board of Directors and (iii) intercompany debt) in excess of $10.0 million;

•

Any authorization, creation (by way of reclassification, merger, consolidation or otherwise) or issuance of equity securities (including preferred stock) other than issuances (i) pursuant to an equity compensation plan, (ii) by a subsidiary to us or another wholly owned subsidiary or (iii) upon conversion of convertible securities or exercise of options or warrants outstanding as of the date of the Stockholders Agreement or issued in compliance with the Stockholders Agreement;

•

Any redemption or repurchase of our equity securities, other than (i) from any director, officer, independent contractor or employee in connection with the termination of the employment or services of such director, officer or employee as contemplated by the applicable equity compensation plan or award agreement or (ii) pursuant to an offer made pro rata to all stockholders party to the Stockholders’ Agreement;

•	Any material acquisition of the assets or equity interests of any other entity in any single transaction or series of related transactions;
•	Any fundamental changes to the nature of our business that involve the entry into any new line of business;
•	The adoption, approval or issuance of any “poison pill,” stockholder or similar rights plan by us or our subsidiaries or any amendment of such plan;
•	Any amendment, restatement or modification of our certificate of incorporation or by-laws;
•

Any payment or declaration of any dividend or other distribution on any of our equity securities or entering into a recapitalization transaction the primary purpose of which is to pay a dividend, other than dividends required to be made pursuant to the terms of any outstanding preferred stock;

•	Appointment or removal of the chairperson of our Board of Directors;
•	The consummation of a change of control or entry into any contract or agreement the effect of which would be a change of control; and
•

Our or any of our subsidiaries’ entry into any voluntary liquidation, dissolution or commencement of bankruptcy or insolvency proceedings, the adoption of a plan with respect to any of the foregoing or the decision not to oppose any similar proceeding commenced by a third party.

The effect of the Stockholders Agreement will be that TI IV may maintain control over our significant corporate transactions even if it holds less than a majority of our common stock.

Composition of our Board of Directors

The Stockholders Agreement also provides TI IV with certain rights with respect to the designation of directors to serve on our Board of Directors. As set forth in the Stockholder’s Agreement, for so long as TI IV beneficially owns at least 50% of our common stock, it is entitled to designate for nomination a majority of our Board of Directors. When TI IV beneficially owns less than 50% of our common stock but owns at least 10% of our common stock, TI IV is entitled to designate for nomination a number of directors in proportion to its ownership of our common stock, rounded up to the nearest whole person. When TI IV owns less than 10% of our common stock but owns at least 5% of our common stock, TI IV is entitled to designate for nomination the greater of (i) a number of directors in proportion to its ownership of our common stock, rounded up to the nearest whole person, and (ii) one director.

Registration Rights Agreement

In connection with our IPO, we entered into a registration rights agreement on March 14, 2017 that provides TI IV an unlimited number of “demand” registrations and customary “piggyback” registration rights, and provides certain members of our management with customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities which may arise under the Securities Act.

Services Agreement

We are party to a services agreement with TowerBrook, pursuant to which TowerBrook has performed and will perform management support advisory services, planning and finance services for us. Under the services agreement, we agreed to pay and reimburse reasonable out of pocket expenses to TowerBrook for conducting these advisory services. In Fiscal Year 2019, we reimbursed TowerBrook $51,127 in relation to these services.

Indemnification Agreements

We have entered into customary indemnification agreements with our executive officers and directors that provide, in general, that we will provide them with customary indemnification in connection with their service to us or on our behalf.

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

Director Independence

We are a “controlled company” for the purposes of the NYSE’s rules and corporate governance standards because more than 50% of the voting power of our common stock is owned by TI IV. As a “controlled company,” we may elect not to comply with certain NYSE corporate governance requirements, including those that would otherwise require our Board of Directors to have a majority of independent directors and require that we either establish Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to our Board of Directors by the independent members of our Board of Directors.

Our Board of Directors has determined that Michael Eck, Marka Hansen, Travis Nelson and Michael Rahamim are “independent directors,” as defined by the applicable NYSE rules. Our Board of Directors has also determined that Kelly Mooney, who served as a director until April 5, 2020, was independent.

Item 14. Principal Accounting Fees and Services

PwC has audited our annual financial statements or those of our predecessor, Jill Intermediate LLC, since 2009.

Summary of Fees

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories—audit, audit-related, tax services or, to the extent permitted by law, other services—that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best-positioned to provide the most cost-effective and efficient service and whether the service might enhance our ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval, provided the member reports any approval so given to the Audit Committee at its next scheduled meeting. All fees incurred subsequent to our IPO were pre-approved by the Audit Committee.

The following table summarizes the aggregate fees billed for professional services rendered by PwC to us for the fiscal years ended February 2, 2019 and February 1, 2020. A description of these various fees and services follows the table.

Name	Fiscal 2018	Fiscal 2019
Audit Fees	$933,890	$1,202,349
Audit-Related Fees	$100,100	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,033,990	$1,202,349

Audit Fees

The aggregate fees billed to us by PwC in Fiscal Year 2018 and Fiscal Year 2019 reflected as audit fees above consist of fees billed related to the audit of our annual consolidated financial statements included in our annual report on Form 10-K and the review of our quarterly consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

The aggregate fees billed to us by PwC in Fiscal Year 2018 and Fiscal Year 2019 reflected as audit-related fees above consist of aggregate fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our consolidated financial statements and were not reported above under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

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

(a)(3)	Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

3.2	Bylaws of J.Jill, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

4.1*	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.9

Lease Agreement, dated as of September 30, 2010, by and between Cole JJ Tilton NH, LLC and Jill Acquisition LLC (incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 10, 2017 (File No. 333-215993)).

10.10	Stockholders Agreement, dated as of March 14, 2017 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.11†

Form of Stock Option Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan. (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

10.12†

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.13

Amended and Restated Agreement of Limited Partnership of JJill Topco Holdings, LP, dated as of May 8, 2015 (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.14†

JJill Topco Holdings, LP Incentive Equity Plan (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.15†

Form of Grant Agreement under the JJill Topco Holdings, LP Incentive Equity Plan (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.16†	J.Jill, Inc. Employee Stock Purchase Plan. (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

10.17†

Form of Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on April 11, 2018 (File No. 001-38026)).

10.18†

Retirement Agreement, dated as of March 13, 2018, by and between Paula Bennett and J.Jill, Inc. (incorporated by reference from Exhibit 10.21 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

10.19†

Offer Letter, dated as of August 2, 2018, by and between Brian Beitler and J.Jill, Inc. (incorporated by reference from Exhibit 10.23 to the Company’s Form 10-K, filed on April 8, 2019 (File No. 001-38026)).

10.20†

Amendment to Offer Letter, dated as of November 8, 2018, by and between Brian Beitler and J.Jill, Inc. (incorporated by reference from Exhibit 10.24 to the Company’s Form 10-K, filed on April 8, 2019 (File No. 001-38026)).

10.21†

Separation Agreement, dated as of November 27, 2018, by and between David Biese and J.Jill, Inc. (incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K, filed on April 8, 2019 (File No. 001-38026))

10.22†

Offer Letter, dated as of April 12, 2019, by and between Mark Webb and J.Jill, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on June 11, 2019 (File No. 001-38026)).

10.23*†	Separation Agreement with Linda Heasley, dated as of December 4, 2019, by and between Linda Heasley and J.Jill, Inc.

10.24*†	Offer Letter, dated as of December 4, 2019, by and between James Scully and J.Jill, Inc.

10.25*†	Restricted Stock Unit Award Agreement under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan, dated December 5, 2019, by and between James Scully and J.Jill, Inc.

10.26*†	Amendment to Offer Letter, dated as of March 5, 2020, by and between James Scully and J.Jill, Inc.

Exhibit Number	Exhibit Description
10.27	Election of Director – Shelley Milano (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K, filed on June 10, 2020 (File No. 001-38026))

21.1	Subsidiaries of J.Jill, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-30826)).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL Interactive Data Files

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.Jill, Inc.

Date: June 15, 2020	By:	/s/ James Scully
James Scully
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Scully	Interim Chief Executive Officer (Principal Executive Officer)	June 15, 2020
James Scully

/s/ Mark Webb	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 15, 2020
Mark Webb

/s/ Michael Rahamim	Chairman of the Board of Directors	June 15, 2020
Michael Rahamim

/s/ Andrew Rolfe	Director	June 15, 2020
Andrew Rolfe

/s/ Travis Nelson	Director	June 15, 2020
Travis Nelson

/s/ Marka Hansen	Director	June 15, 2020
Marka Hansen

/s/ Michael Recht	Director	June 15, 2020
Michael Recht

/s/ Michael Eck	Director	June 15, 2020
Michael Eck

	Director	June 15, 2020
Shelley Milano

J.Jill, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.Jill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.Jill, Inc. and its subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of operations and comprehensive income, of shareholders' / members' equity and of cash flows for each of the three years in the period ended February 1, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as a result of the COVID-19 pandemic, the Company has closed all of its stores and offices.  This has had a material adverse effect on the Company’s revenues, results of operations, and cash flows, and will result in the Company’s failure to be in compliance with certain debt covenants. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2019.

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

June 15, 2020

We have served as the Company's auditor since 2009.

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 1, 2020	February 2, 2019
Assets
Current assets:
Cash	$21,527	$66,204
Accounts receivable	6,568	4,007
Inventories, net	72,599	77,349
Prepaid expenses and other current assets	22,256	27,734
Total current assets	122,950	175,294
Property and equipment, net	107,645	118,044
Intangible assets, net	112,814	136,177
Goodwill	77,597	197,026
Operating lease assets, net	211,332	—
Other assets	1,650	447
Total assets	$633,988	$626,988
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$43,053	$55,012
Accrued expenses and other current liabilities	42,712	45,306
Current portion of long-term debt	2,799	2,799
Current portion of operating lease liabilities	33,875	—
Total current liabilities	122,439	103,117
Long-term debt, net of discount and current portion	231,200	237,464
Operating lease liabilities, net of current portion	208,800	—
Deferred income taxes	31,034	41,842
Other liabilities	1,950	30,770
Total liabilities	595,423	413,193
Commitments and contingencies (see Note 11)
Shareholders' Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 44,288,127 and 43,672,418 shares issued and outstanding at February 1, 2020 and February 2, 2019, respectively	443	437
Additional paid-in capital	125,076	121,635
Accumulated (deficit) earnings	(86,954)	91,723
Total shareholders' equity	38,565	213,795
Total liabilities and shareholders' equity	$633,988	$626,988

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018
Net sales	$691,345	$706,262	$698,145
Costs of goods sold	262,766	245,982	234,065
Gross profit	428,579	460,280	464,080
Selling, general and administrative expenses	409,069	399,042	394,893
Impairment of goodwill	119,428	-	-
Impairment of indefinite-lived intangible assets	12,100	-	-
Operating (loss) income	(112,018)	61,238	69,187
Interest expense, net	19,571	19,064	19,261
(Loss) income before provision for income taxes	(131,589)	42,174	49,926
Income tax (benefit) provision	(3,022)	11,649	(5,439)
Net (loss) income and total comprehensive income	$(128,567)	$30,525	$55,365
Net (loss) income per common share attributable to common shareholders:
Basic	$(2.94)	$0.71	$1.32
Diluted	$(2.94)	$0.69	$1.27
Weighted average number of common shares outstanding:
Basic	43,749,324	42,771,316	41,926,157
Diluted	43,749,324	44,239,751	43,571,746

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ / MEMBERS’ EQUITY

(in thousands, except common share and unit data)

	Common Units		Common Stock		Contributed	Additional Paid-in	Accumulated (Deficit)	Total Shareholders' / Members’
	Units	Amount	Shares	Amount	Capital	Capital	Earnings	Equity
Balance, January 28, 2017	1,000,000	$—	—	$—	$116,743	$—	$6,121	$122,864
Other equity transactions	—	—	—	—	305	—	—	305
Corporate conversion	(1,000,000)	—	—	—	(117,048)	117,048	—	—
Issuance of common stock	—	—	43,747,944	437	—	(437)	—	—
Vesting of restricted stock	—	—	4,846	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	782	—	782
Net income	—	—	—	—	—	—	55,365	55,365
Balance, February 3, 2018	—	$—	43,752,790	$437	$—	$117,393	$61,486	$179,316
Adoption of ASU 2014-09(1)	—	—	—	—	—	—	(288)	(288)
Vesting of restricted stock	—	—	13,326	1	—	—	—	1
Forfeiture of restricted stock awards	—	—	(142,542)	(2)	—	—	—	(2)
Common stock issued under employee stock purchase plan	—	—	48,844	1	—	232	—	233
Equity-based compensation	—	—	—	—	—	4,010	—	4,010
Net income	—	—	—	—	—	—	30,525	30,525
Balance, February 2, 2019	—	$—	43,672,418	437	—	121,635	91,723	213,795
Adoption of ASU 2016-02(1)	—	—	—	—	—	—	44	44
Special cash dividend ($1.15 per share)	—	—	—	—	—	—	(50,154)	(50,154)
Vesting of restricted stock	—	—	993,668	10	—	(10)	—	—
Shares withheld for net-share settlement of equity-based compensation	—	—	(348,619)	(3)	—	(1,404)	—	(1,407)
Forfeitable dividend	—	—	—	—	—	115	—	115
Forfeiture of restricted stock awards	—	—	(168,772)	(2)	—	2	—	—
Common stock issued under employee stock purchase plan	—	—	139,432	1	—	134	—	135
Equity-based compensation	—	—	—	—	—	4,604	—	4,604
Net loss	—	—	—	—	—	—	(128,567)	(128,567)
Balance, February 1, 2020	—	—	44,288,127	443	—	125,076	(86,954)	38,565

(1)	See Note 3 for additional detail regarding the adoption of new accounting standards.

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018
Net income	$(128,567)	$30,525	$55,365
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	37,916	36,743	35,040
Impairment of goodwill and indefinite-lived intangible assets	131,528	—	—
Impairment of long-lived assets	2,325	—	2,164
Gain on extinguishment of debt	—	—	(100)
Loss on disposal of fixed assets	151	128	586
Gain on liquidation of inventory	(1,274)	—	—
Noncash amortization of deferred financing and debt discount costs	1,756	1,602	2,570
Equity-based compensation	4,604	4,010	782
Deferred rent incentives	(177)	(135)	985
Deferred income taxes	(10,824)	(4,319)	(27,248)
Changes in operating assets and liabilities
Accounts receivable	(2,561)	726	(882)
Inventories	4,024	3,242	(13,950)
Prepaid expenses and other current assets	2,517	(7,639)	(2,607)
Accounts payable	(11,337)	471	15,322
Accrued expenses	31	(1,595)	1,272
Operating lease assets and liabilities	2,861	—	—
Other noncurrent asset and liabilities	(320)	3,744	7,055
Net cash provided by operating activities	32,653	67,503	76,354
Investing activities:
Purchases of property and equipment	(18,222)	(24,710)	(38,372)
Net cash used in investing activities	(18,222)	(24,710)	(38,372)
Financing activities:
Repayments on long-term debt	(7,799)	(2,799)	(27,699)
Proceeds from employee stock purchases	134	232	—
Special dividend paid to shareholders	(50,154)	—	—
Payments of withholding tax on net-share settlement of equity-based compensation plans	(1,403)	—	—
Forfeitable dividend	114	—	—
Receivable from related party	—	—	2,227
Net cash used in financing activities	(59,108)	(2,567)	(25,472)
Net change in cash	(44,677)	40,226	12,510
Cash:
Beginning of Period	66,204	25,978	13,468
End of Period	$21,527	$66,204	$25,978
Supplemental cash flow information:
Cash paid for interest	$18,107	$17,996	$16,390
Cash paid for taxes	7,187	23,092	20,521
Noncash investing and financing activities:
Capital expenditures financed with the ending balance in accounts payable and accrued expenses	1,334	1,935	2,404

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

Notes to Consolidated Financial Statements

1. General

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 280 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

The Company uses a 52 to 53-week fiscal year ending on the Saturday closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53-weeks the fourth quarter represents a 14-week period. The Fiscal Years of 2019 and 2018 had 52-weeks of operations and Fiscal Year 2017 had 53-weeks of operations.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern”, the Company’s management evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the financial statements’ issuance date. The following matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern.

COVID-19 Pandemic: In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic on March 11, 2020 resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and taking into consideration the guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, effective March 18, 2020, the Company closed all of its stores and its offices with employees working remotely where possible. Our distribution center and online business continue to operate; however, the Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible closure of our distribution center and extensions to all or part of our store closures.

As a result, the Company’s revenues, results of operations and cash flows have been materially adversely impacted which will also result in a failure by us to comply with the financial covenants contained in our ABL Facility and Term Loan Agreements. Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 results in a violation of affirmative covenants under our ABL Facility and Term Loan Agreement. As a result, lenders could exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. The Company could experience other potential impacts as a result of the COVID-19 pandemic, including, but not limited to, additional charges from potential adjustments to the carrying amount of its inventory, goodwill impairment charges, right-of-use assets, and long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration of the disruption to its business. These events contribute to conditions that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Under the terms of the ABL and Term Loan credit agreements, substantial doubt about the Company’s ability to continue as a going concern is considered an event of default which allows the lenders to call the debt in advance of maturity.

In response to the COVID-19 pandemic, we are taking aggressive and prudent actions to reduce expenses and defer payment of accounts payables and inventory purchases to preserve cash on-hand. These actions include, but are not limited to:

•	temporary furlough of substantially all retail employees for the duration of store closures at their location and subject to reduced staffing for a phase-in period upon reopening;
•	base salary reductions for our senior leadership team and suspension of pay raise for corporate employees;
•	extension of payment terms for all accounts payable other than those necessary to support our ecommerce business;
•	withholding payment of approximately $12.0 million of rent at all of our retail locations, beginning in April 2020, subject to discussion with our landlords;
•	extended payment terms with merchandising vendors;
•	eliminated one of our catalogs and are considering implementing this as a permanent change;
•	limiting investments in our ecommerce business to necessary website and supporting functions; and
•	suspension of nearly all capital expenditures.

Additionally, we borrowed $33.0 million under our ABL Facility in March 2020. We are seeking to amend our ABL Facility to provide for further incremental borrowings. No assurances can be given as to when or if the Company will succeed in obtaining the amendment. We have also filed an income tax refund for $7.7 million with the IRS related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

On May 15, 2020, the Company began reopening its stores and as of the issuance date, approximately half of its stores have been reopened in accordance with local government guidelines. The Company expects to continue reopening stores in a phased approach as more states reopen for retail. There is significant uncertainty around the duration of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores as they continue to reopen.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, shareholders’ equity, net sales and expenses, and the disclosure of contingent assets and liabilities. Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, revenue recognition, including merchandise returns and accounting for gift card breakage; estimating the fair value of inventory and inventory reserves; impairment assessments of goodwill, intangible assets, and other long-lived assets; and equity-based compensation. As a result of the COVID-19 pandemic, the Company considered relevant impacts to its estimates related to merchandise returns reserve, estimating the fair value of inventory and inventory reserves; impairment assessments of goodwill, intangible assets, and other long-lived assets and there may be changes to those estimates in future periods. Actual results could differ from those estimates, and such differences could be material.

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

Inventories

Inventory consists of finished goods held for sale. Inventory is stated at the lower of cost or net realizable value, net of reserves. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from the Company’s manufacturers plus duties, tariffs, inbound freight and commissions. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including past and projected sales performance and current inventory levels. As of February 1, 2020 and February 2, 2019, an inventory reserve of $3.8 million and $2.6 million has been recorded, respectively. The Company sells excess inventory in its stores and on-line at www.jjill.com. In limited cases, inventory liquidators are utilized.

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

Long-lived Assets

The carrying value of long-lived assets, including amortizable identifiable intangible assets, and asset groups are evaluated whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant decrease in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or a significant decrease in its physical condition, and operating or cash flow performance that demonstrates continuing losses associated with an asset or asset group. A potential impairment has occurred if the projected future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group are less than the carrying value of the asset or asset group. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operation. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded equal to the excess of the asset or asset group’s carrying value over its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate the Company believes is commensurate with the market participant rate. The fair value measurement includes the fair value of the right of use asset and will not be written down below the asset’s fair value. Any impairment charge would be recognized within operating expenses.

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

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. An impairment charge is recorded within the Company’s consolidated statement of operations and comprehensive income.

At each year end, the Company also performs an impairment analysis of its indefinite-lived intangible assets. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company measures the fair value of its trade name using the relief from royalty method. The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of royalty and discount rates and a terminal year multiple. These assumptions are classified as Level 3 inputs.

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

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are capitalized as incurred and expensed when the catalog is mailed to the customer (the first time the advertising occurs). Advertising expenses were $32.6 million, $38.5 million, and $39.2 million for the Fiscal Years 2019, 2018, and 2017, respectively. The costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Other advertising costs are recorded as incurred. Other advertising costs recorded were $26.3 million, $23.8 million, and $20.9 million for the Fiscal Years 2019, 2018, and 2017, respectively. The costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The operating lease assets include any lease payments made prior to lease commencement and are reduced by any lease incentives.

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

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term debt agreement and the straight-line method for the revolving credit agreement. Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt on the Company’s balance sheet. From time-to-time the Company could make prepayments on the long-term debt and a portion of the debt issuance costs associated with the prepayment would be accelerated and expensed at that time.

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

Any interest or penalties incurred are recorded in the selling, general, and administrative expenses line item of the accompanying consolidated statements of operations and comprehensive income. The Company incurred immaterial amounts of interest expense and penalties related to income taxes for Fiscal Years 2019, 2018 and 2017.

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

As of February 1, 2020 the Company had no assets or liabilities that were measured at fair value for reporting purposes on a recurring basis. The fair value of the Company’s debt, as measured through the level 2 measurements, was approximately $200.5 million and $242.2 million at February 1, 2020 and February 2, 2019, respectively.

The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, accounts payable and any amounts drawn on its revolving credit facilities, consisting primarily of instruments without extended maturities, based on management’s estimates, approximates their fair value due to the short-term maturities of these instruments.

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with equity holders and would normally be recorded in the consolidated statements of shareholders’ equity and the consolidated statements of comprehensive income. The Company’s management has determined that net income is the only component of the Company’s comprehensive income. Accordingly, there is no difference between net income and comprehensive income.

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

All of the equity-based awards granted by the Company during the Fiscal Years 2019, 2018, and 2017 were considered equity-classified awards and compensation expense for these awards was recognized in selling, general, and administrative expenses in the consolidated statement of operations and comprehensive income. Forfeitures were recorded as they occurred.

Earnings Per Share

Basic net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. There were no potentially dilutive securities outstanding during Fiscal Year 2019. There were 1.5 million and 1.6 million dilutive securities outstanding during the Fiscal Years 2018 and 2017, respectively.

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

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are received. Royalty payments recognized were $5.6 million, $5.6 million, and $4.7 million for the Fiscal Years 2019, 2018 and 2017, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as operating expenses in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Reimbursements for costs of marketing programs of $1.9 million, $2.4 million and $1.3 million were recognized in revenue in Fiscal Years 2019, 2018 and 2017, respectively.

The credit card agreement provides a signing bonus to the Company, which is recognized into revenue over the life of the agreement.

Employee Benefit Plan

The Company has a 401(k) retirement plan under third-party administration covering all eligible employees who meet certain age and employment requirements pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, eligible employees may contribute a portion of their pretax annual compensation to the plan, on a tax-deferred basis. The plan operates on a calendar year basis. The Company may, at its discretion, make elective contributions of up to 50% of the first 6% of the gross salary of the employee, which vests over a five-year period. Discretionary contributions made by the Company for the Fiscal Years 2019, 2018 and 2017 were $1.5 million, $1.5 million, and $1.1 million, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions and accounts receivable. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances. The Company evaluates the credit risk associated with accounts receivable to determine if an allowance for doubtful accounts is necessary. As of February 1, 2020 and February 2, 2019, the Company determined that no allowance for doubtful accounts was necessary.

3. Accounting Standards

Recently Adopted Accounting Standards

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. The standard was adopted as of February 3, 2019, and it had no material impact on the consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07 – Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted the standard as of February 3, 2019, and it had no impact on the consolidated financial statements and related disclosures.

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

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $223.3 million and $250.5 million, respectively, on the Company’s consolidated balance sheet as of February 3, 2019. The difference between the approximate value of the operating lease assets and liabilities is attributable to deferred rent, deferred rent incentives, leasehold interests and prepaid rent. There was no material impact on the Company’s consolidated statement of operations and comprehensive income or consolidated statements of cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605 – Revenue Recognition. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers.

The Company adopted ASU 2014-09 and related amendments, collectively known as Accounting Standards Codification 606 (“Topic 606”) as of February 4, 2018 on a modified retrospective basis applied to contracts which were not completed as of February 4, 2018. As part of the adoption of Topic 606, Topic 340-20 – Capitalized Advertising Costs was superseded and therefore, the Company transitioned to ASC 720-35 – Advertising Costs for reporting on costs of advertising. Results for reporting periods beginning after February 4, 2018 are presented under Topic 606 and Topic 720, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605 and Topic 340. The Company recorded a cumulative reduction to opening retained earnings of $0.3 million. The impact on opening retained earnings was a $0.8 million decrease from the acceleration of prepaid catalog expenses offset by a $0.5 million increase from the recognition of direct revenues previously deferred under Topic 605. Effective February 4, 2018, the Company changed its consolidated balance sheet presentation for expected sales returns and recorded a $5.0 million return asset and a corresponding increase to the return liability to present the sales reserve gross in accordance with Topic 606. In addition, as of the date of adoption of Topic 606, the Company will present reimbursements of costs of marketing programs related to the private label credit card gross in the consolidated statement of operations and comprehensive income with no impact to opening retained earnings.

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements (Topic 808), which clarifies the interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers. The provisions of ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will be required to adopt this standard in the first quarter of Fiscal Year 2020. This standard is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

4. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties and other reimbursements under its credit card agreement. The following table presents revenues disaggregated by revenue source (in thousands):

	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018(1)
Retail	$389,521	$412,640	$397,353
Direct	301,824	293,622	300,792
Net revenues	$691,345	$706,262	$698,145

(1)	As previously noted, prior period amounts have not been adjusted under the modified retrospective method.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Contract liabilities:
Signing bonus	$506	$647
Unredeemed gift cards	7,264	7,081
Total contract liabilities(1)	$7,770	$7,728

(1)

Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short term portion of the signing bonus is included in accrued expenses on the Company’s consolidated balance sheet.

For the Fiscal Years 2019, 2018, 2017, the Company recognized approximately $12.8 million, $12.4 million and $12.2 million of revenue related to gift card redemptions and breakage, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.5 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2020	Fiscal Year 2021	Thereafter
Signing bonus	$141	$141	$224

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

Other Income

The Company filed an insurance claim as a result of a cargo vessel fire on or about January 8, 2019, where contents of two containers carried J.Jill inventory. In July 2019, it was determined that the inventory onboard the cargo vessel was nonsalable and the insurance claim was settled for $3.3 million. The Company recorded a gain of $2.4 million on insurance proceeds in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the fiscal year ended February 1, 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following (in thousands):

	February 1, 2020	February 2, 2019
Prepaid rent	$2,494	$5,947
Prepaid catalog costs	2,590	3,032
Prepaid store supplies	2,102	1,931
Returns reserve asset	5,134	4,295
Income tax receivable	3,298	3,923
Other prepaid expenses	4,477	5,070
Other current assets	2,161	3,536
Total prepaid expenses and other current assets	$22,256	$27,734

6. Goodwill and Other Intangible Assets

Goodwill

The balance of goodwill was $77.6 million at February 1, 2020 and $197.0 million at February 2, 2019.

During the second quarter of Fiscal Year 2019, the Company reduced comparable sales outlook that led to a reduced full year forecast of earnings for Fiscal Year 2019. The Company concluded that these factors, as well as the decrease in stock price represented indicators of impairment and required the Company to test goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal Year 2019 (the “Q2 Impairment Test”).

The Company performed the Q2 Impairment Test using a quantitative approach with the assistance of an independent valuation firm. The Q2 Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill and the relief-from-royalty method for indefinite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived intangible asset were below carrying values resulting in an $88.4 million impairment of goodwill and a $7.0 million impairment of the Company’s tradename (indefinite-lived intangible asset).

In addition, during the fourth quarter of Fiscal Year 2019, the Company updated sales guidance, the CEO departed and there was a decline in stock price. The Company noted that all these occurrences were an indication of a triggering event and resulted in the Company testing goodwill and indefinite lived intangible assets for impairment (the “Q4 Impairment Test”).

The Company performed the Q4 Impairment Test using a quantitative approach with the assistance of an independent valuation firm. The Q4 Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill and the relief-from-royalty method for indefinite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived intangible asset were below the updated carrying values resulting in a $31.0 million impairment of goodwill and a $5.1 million impairment of the Company’s tradename (indefinite-lived intangible asset).

Finally, the Company performed their annual impairment assessment (the “Annual Impairment Test”) after the Q4 Impairment Test was completed. The Company chose to forego the step zero impairment analysis and instead performed a quantitative impairment test using an income approach, in determining the fair values of the reporting units and tradename compared to their respective carrying values. As a result of the impairment assessments performed, the fair values of the reporting units and tradename exceeded their respective carrying values.

While the results of the Annual Impairment Test did not indicate any additional impairment, the Company is at risk of future impairment in Fiscal Year 2020 as a result of triggering events. Additionally, due to the impairments recorded during the current year, no material amount of cushion exists between the fair values and respective carrying values of the reporting units and tradename. As such, a change in forecasted discounted cash flows driven by changes in relevant assumptions, may result in further impairment charges.

During Fiscal Year 2018, the Company performed a step zero impairment analysis and determined goodwill and indefinite-lived intangibles were not impaired based on a qualitative analysis.

Intangible Assets

A summary of intangible assets as of February 1, 2020 and February 2, 2019 is as follows (in thousands):

	Weighted Average	February 1, 2020			February 2, 2019
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name (1)	N/A	$46,000	$—	$46,000	$58,100	$—	$58,100
Definite-lived:
Customer relationships	13.2	134,200	(67,386)	66,814	134,200	(56,123)	78,077
Total intangible assets		$180,200	$(67,386)	$112,814	$192,300	$(56,123)	$136,177
(1) The gross value of the Company's trade name was impaired $12.1 million in FY 2019

The definite-lived intangible assets are amortized over the period the Company expects to receive the related economic benefit, which for customer lists is based upon estimated future net cash inflows. The estimated useful lives of intangible assets are as follows:

Asset	Amortization Method	Estimated Useful Life
Customer lists	Pattern of economic benefit	9 - 16 years

Total amortization expense for these amortizable intangible assets was $11.3 million, $12.8 million, and $14.5 million for the Fiscal Years 2019, 2018, and 2017, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2020	$10,015
2021	9,005
2022	8,094
2023	7,373
2024	5,312
Thereafter	27,015
Total	$66,814

7. Property and Equipment

Property and equipment at February 1, 2020 and February 2, 2019 consist of the following (in thousands):

	February 1, 2020	February 2, 2019
Leasehold improvements	$107,853	$98,117
Furniture, fixtures and equipment	50,880	47,164
Computer hardware and software	51,996	43,668
Total property and equipment, gross	210,729	188,949
Accumulated depreciation	(106,543)	(81,192)
	104,186	107,757
Construction in progress	3,459	10,287
Property and equipment, net	$107,645	$118,044

Construction in progress is primarily comprised of leasehold improvements, furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain computer software. Capitalized software, subject to amortization, included in property and equipment at February 1, 2020 and February 2, 2019 had a cost basis of approximately $38.7 million and $33.2 million, respectively, and accumulated amortization of $20.6 million and $14.3 million, respectively.

Total depreciation expense was $26.6 million, $24.4 million, and $21.1 million, for the Fiscal Years 2019, 2018, and 2017, respectively.

During the Fiscal Years 2019 and 2017, the Company recorded impairment charges of $2.3 million and $2.2 million, respectively, associated with the assets of underperforming retail locations. The impairment charge was calculated using a discounted cash flow model and was recorded in selling, general and administrative in the Company’s consolidated statement of operations and comprehensive income.  During the Fiscal Year 2018, the Company did not record any impairment charges associated with property and equipment.

The Company capitalized interest in connection with construction in progress of $0.3 million, $0.4 million and $0.6 million for the Fiscal Years 2019, 2018, 2017, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	February 1, 2020	February 2, 2019
Accrued payroll and benefits	$4,034	$3,599
Accrued returns reserve	12,822	10,849
Gift certificates redeemable	7,265	7,081
Accrued professional fees	1,673	2,901
Taxes, other than income taxes	2,594	3,132
Accrued occupancy	1,136	3,995
Other accrued employee costs	2,219	4,510
Other	10,969	9,239
Total accrued expenses and other current liabilities	$42,712	$45,306

The following table reflects the changes in the accrued returns reserve for the Fiscal Years 2019, 2018, and 2017 (in thousands):

Accrued returns reserve	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended Year Ended February 3, 2018	$6,883	$131,322	$(130,542)	7,663
Fiscal Year Ended Year Ended February 2, 2019	7,663	134,887	(131,700)	10,849
Fiscal Year Ended Year Ended February 1, 2020	10,849	138,355	(136,382)	12,822

9. Restructuring Costs

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

The following table summarizes the activity of the restructuring costs discussed above and related accruals recorded in accrued other and other current liabilities on the consolidated balance sheet (in thousands):

	February 3, 2019	Charges Incurred	Cash Payments	Adjustments	February 1, 2020
Employee separation costs	$—	$1,402	$1,186	$—	$216
Other	—	195	156	—	39
Total restructuring costs	$—	$1,597	$1,342	$—	$255

10. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	February 1, 2020	February 2, 2019
Term loan	$237,579	$245,378
Discount on debt and debt issuance costs	(3,580)	(5,115)
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$231,200	$237,464

On January 31, 2020, the Company made a voluntary prepayment of $5.0 million on the Term Loan.

The Company recorded interest expense of $20.1 million, $19.9 million and $19.3 million in the Fiscal Years 2019, 2018, and 2017, respectively.

Term Loan Credit Agreement

On May 8, 2015, the Company entered into a Term Loan Agreement in conjunction with the Acquisition. The seven-year Term Loan Agreement provides for borrowings of $250.0 million. The Company can elect, at its option, the applicable interest rate for borrowings under the Term Loan Agreement using a LIBOR or Base Rate variable interest rate plus an applicable margin. LIBOR loans under the Term Loan Agreement accrue interest at a rate equal to LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%. Base Rate loans under the Term Loan Agreement accrue interest at a rate equal to (i) the greatest of (a) the financial institution’s prime rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR, with a minimum LIBOR of 1.00% plus 1.00%, and (d) 2.00%.

On May 27, 2016, the Company entered into an agreement to amend (the “Term Loan Amendment”) our Term Loan Agreement to borrow an additional $40.0 million in additional loans to permit certain dividends and to make certain adjustments to the financial covenant. The other terms and conditions of the Term Loan remained substantially unchanged.

Current borrowings under the Term Loan Agreement accrue interest at a rate equal to LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, and are payable on a quarterly basis. The rate per annum was 6.93 - 7.75% in Fiscal Years 2019, 6.78 – 7.53% in Fiscal Year 2018 and 6.04 - 6.78% in Fiscal Year 2017. Repayments of $0.7 million are payable quarterly, beginning on October 31, 2015 and continuing until maturity on May 8, 2022, when the remaining outstanding principal balance of $231.3 million is due.

The Company incurred $11.3 million of debt issuance costs in connection with the Term Loan Agreement and Term Loan Amendment. These fees are presented as a direct reduction from the carrying amount of the long-term debt on the consolidated balance sheet. During the Fiscal Years 2019, 2018 and 2017, $1.5 million, $1.4 million and $2.2 million of the debt issuance cost was amortized to interest expense, respectively.

Borrowings under the Term Loan Agreement are collateralized by all of the assets of the Company. In connection with the Term Loan Agreement, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of  the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the Term Loan Agreement. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans, or modify its organizational documents. As of February 1, 2020 and February 2, 2019, the Company was in compliance with all financial covenants.

Asset-Based Revolving Credit Agreement

On May 8, 2015, the Company entered into a five-year secured $40.0 million asset-based revolving credit facility agreement (the “ABL Facility”). The ABL Facility had an initial maturity of May 8, 2020. On June 12, 2019 this ABL Facility was amended to extend the term date to May 8, 2023.

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

During the fiscal year ended February 1, 2020 and February 2, 2019, there were no amounts drawn or outstanding under the ABL Facility. Based on the terms of the agreement and the increase for the letters of credit, the Company’s available borrowing capacity under the ABL Facility as of February 1, 2020 and February 2, 2019 was $38.3 million and $38.2 million, respectively.

The Company incurred $1.1 million of debt issuance costs in connection with the related ABL Facility, which were capitalized and are included in other assets on the consolidated balance sheet. In the Fiscal Years 2019, 2018, and 2017, $0.2 million of the debt issuance cost were amortized to interest expense, in each of the respective periods.

Borrowings under the ABL Facility are collateralized by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of  the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans or modify its organizational documents. As of February 1, 2020 and February 2, 2019, the Company was in compliance with all financial covenants.

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

Letters of Credit

As of February 1, 2020 and February 2, 2019, there were outstanding letters of credit of $1.7 million and $1.8 million, respectively, which reduced the availability under the ABL Facility. As of February 1, 2020, the maximum commitment for letters of credit was $10.0 million. Letters of credit accrue interest at a rate equal to revolving loans maintained as Base Rate loans under the ABL facility. In addition, a 2.00% interest surcharge will be imposed during events of default. The Company primarily used letters of credit to secure payment of workers’ compensation claims. Letters of credit are generally obtained for a one-year term and automatically renew annually, and would only be drawn upon if the Company fails to comply with its contractual obligations.

Payments of Debt Obligations Due by Period

As of February 1, 2020, minimum future principal amounts payable under the Company’s Term Loan Agreement are as follows (in thousands):

Fiscal Year
2020	$2,799
2021	2,799
2022	231,981
2023	—
2024	—
Thereafter	—
Total	$237,579

11. Commitments and Contingencies

Legal Proceedings

We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

Concentration Risk

An adverse change in the Company’s relationships with its key suppliers, or loss of the supply of one of the Company’s key products for any reason, could have a material effect on the business and results of operations of the Company. Two suppliers accounted for approximately 21.4% of the Company’s purchases during Fiscal Year 2019.

Other Commitments

The Company enters into other cancelable and noncancelable commitments. Typically, these commitments are for less than one year in duration and are principally for the procurement of inventory. Preliminary commitments with the Company’s merchandise vendors are made approximately six months in advance of the planned receipt date.

12. Operating Leases

As of February 1, 2020, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels and month-to-month leases.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of February 1, 2020, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

As described in Note 3, the Company adopted Topic 842 as of February 3, 2019. Under this guidance the Company did not record any deferred lease liabilities as of February 1, 2020. The Company maintained a tenant incentive liability of $1.2 million as of February 1, 2020, related to certain variable retail leases. Under legacy guidance, Topic 840, the Company recorded a deferred lease liability of $11.9 million and maintained a tenant improvement incentive liability of $19.1 million as of February 2, 2019.

The components of lease expense were as follows (in thousands):

Lease Cost	Classification	For the Fiscal Year Ended February 1, 2020
Operating lease cost	SG&A Expenses	$47,482
Variable lease cost	SG&A Expenses	3,434
Total lease cost		$50,916

For the fiscal year ended February 1, 2020, total common area maintenance expense was $14.4 million. For the fiscal year ended February 2, 2019, total rental expense was $46.5 million, and common area maintenance expense was $14.1 million, exclusive of contingent rental expense recorded of $2.2 million.

The Company used an incremental borrowing rate on February 3, 2019, for operating leases that commenced prior to that date. The incremental borrowing rate is estimated based upon (1) the financial condition and credit rating of the Company and its peers, (2) the term of the lease, (3) the nature of the underlying asset, and (4) the relative economic environment.

For the fiscal year ended February 1, 2020, operating lease liabilities arising from obtaining operating lease assets were $21.0 million.

For the fiscal year ended February 1, 2020, the total cash paid for amounts included in the measurement of operating lease liabilities was $48.0 million.

Lease Term and Discount Rate	February 1, 2020
Weighted-average remaining lease term (in years)
Operating leases	7.2
Weighted-average discount rate
Operating leases	6.5%

Maturities of lease liabilities as of February 1, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2020	$44,688
2021	47,009
2022	42,857
2023	39,760
2024	34,998
Thereafter	97,894
Less: Imputed interest	64,531
Present value of lease liabilities	$242,675

(1)	There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

Under Topic 840, future minimum rental payments required under all non-cancellable operating lease obligations as of February 2, 2019 were as follows (in thousands):

Fiscal Year
2019	$49,399
2020	46,512
2021	43,872
2022	39,369
2023	36,459
Thereafter	110,376
Total	$325,987

13. Income Taxes

The (benefit) provision for income taxes for the Fiscal Years 2019, 2018, and 2017 consists of the following (in thousands):

	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018
Current
U.S. Federal	$5,636	$11,634	$17,510
State and local	2,165	4,334	4,299
Total current	7,801	15,968	21,809
Deferred tax benefit
U.S. Federal	(8,681)	(3,513)	(28,374)
State and local	(2,142)	(806)	1,126
Total deferred tax benefit	(10,823)	(4,319)	(27,248)
Total income tax provision (benefit)	$(3,022)	$11,649	$(5,439)

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows for the periods presented:

	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018
Federal statutory income tax rate	21.0%	21.0%	33.8%
State income taxes, net of federal tax effect	0.3%	6.3%	4.7%
Goodwill impairment	(19.1)%	0.0%	0.0%
Tax rate changes	0.0%	0.0%	(48.3)%
Acquisition-related costs	0.0%	0.0%	1.2%
Nondeductible equity-based compensation expense	0.1%	0.3%	0.2%
Charitable contributions	0.1%	(0.6)%	(1.7)%
Tax return to provision adjustments	0.0%	0.1%	(1.2)%
Other	(0.1)%	0.5%	0.4%
Effective tax rate	2.3%	27.6%	(10.9)%

The components of deferred tax assets (liabilities) were as follows (in thousands):

	February 1, 2020	February 2, 2019
Deferred tax assets
Accrued expenses	$5,384	$6,755
Start-up costs	618	681
Lease liabilities	64,068	-
Total deferred tax assets	70,070	7,436
Deferred tax liabilities
Inventory	(2,496)	(1,921)
Lease assets	(54,721)	-
Fixed assets	(15,341)	(13,413)
Intangible assets	(27,826)	(33,137)
Prepaid expenses	(720)	(807)
Total deferred tax liabilities	(101,104)	(49,278)
Net deferred tax liabilities	$(31,034)	$(41,842)

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

The Company had no federal or state tax credit carryforwards as of February 1, 2020 and February 2, 2019 and had no federal and an immaterial amount of state net operating loss carryforwards for the same respective periods.

The Company has considered the need for a valuation allowance based on the more likely than not criterion. In determining the need for a valuation allowance, management makes assumptions and applies judgment, including forecasting future earnings and considering the reversals of existing deferred tax liabilities. Based on this analysis, management determined that no valuation allowance was required. The Company performed an analysis of its current and historical tax positions and determined that no material uncertain tax positions exist. Therefore, there is no liability for uncertain tax positions as of February 1, 2020 and February 2, 2019.

The Company’s income tax returns are periodically examined by the Internal Revenue Service (the “IRS”). In prior years, the IRS completed an exam of the 2015 Successor period. On December 12, 2017, at the conclusion of the examination, the Company received a Revenue Agent’s Report, proposing an increase to our U.S. taxable income which resulted in an additional federal tax payment of $1.1 million, subject to interest. The federal tax payment was offset by a deferred tax asset. The Company agreed with the proposed adjustments and settled through payment of the assessment on January 31, 2018. The IRS also completed an examination of the Fiscal Year 2013 income tax return, without adjustment.   For federal and state income tax purposes, the Company’s tax years remain open under statute from Fiscal Year 2016 to the present.

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

14. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per common share for the Fiscal Years 2019, 2018, and 2017 (in thousands, except share and per share data):

	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019	For the Fiscal Year Ended February 3, 2018
Numerator
Net income attributable to common shareholders:	$(128,567)	$30,525	$55,365
Denominator
Weighted average number of common shares outstanding, basic:	43,749,324	42,771,316	41,926,157
Dilutive effect of stock options and restricted shares:	—	1,468,435	1,645,589
Weighted average number of common shares outstanding, diluted:	43,749,324	44,239,751	43,571,746
Net income per common share attributable to common shareholders, basic:	$(2.94)	$0.71	$1.32
Net income per common share attributable to common shareholders, diluted:	$(2.94)	$0.69	$1.27

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an anti-dilutive effect. There were 3,025,275 and 922,425 and 318,875 such awards excluded for the Fiscal Years 2019, 2018 and 2017, respectively.

15. Equity-Based Compensation

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

Common Interests granted to employees of the Company are classified as equity awards and are generally subject to a five-year vesting period, with either a monthly or annual cliff vest. The Plan also contains a fair value repurchase feature, allowing Topco to repurchase vested Common Interests upon termination of employment. The Common Interests contain provisions for accelerated vesting upon an approved sale of the Partnership or the termination of employment. If termination of employment is without cause, as defined in the Grant Agreement, all then-unvested units are forfeited and vested interests are subject to repurchase. If termination of employment is for cause, as defined in the Grant Agreement, all vested and unvested units will be forfeited.

The Plan allowed Topco to grant up to 32,683,677 of its Class A Common Interests. As of February 3, 2018, there were no Common Interests authorized and available for future issuance. Topco did not grant any Common Interests to nonemployees.

During Fiscal Year 2017, at the time of the IPO, the total issued unvested Common Interests under the Plan were converted to 2,385,001 restricted share awards (“RSAs”) under the Plan. The RSA terms are the same as the Common Interests. During Fiscal Year 2019, there were 168,772 RSAs forfeited and there were no repurchases. During Fiscal Year 2018, there were 142,542 RSAs forfeited and there were no repurchases. There were no repurchased or forfeited RSAs during Fiscal Year 2017.

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

During Fiscal Year 2019, the Committee approved an employment inducement award granting 302,644 RSUs. During Fiscal Year 2018, the Committee approved an employment inducement award granting 835,040 RSUs and 796,870 non-qualified stock options. The RSUs and non-qualified stock options vest 25% each year over four years from the grant date. The RSUs and non-qualified stock options follow the terms under the 2017 Plan.

The following table summarizes restricted stock activity during Fiscal Year 2019, inclusive of inducement awards:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested units outstanding at February 2, 2019	2,883,395	$3.21
Granted	2,431,479	4.18
Vested	(1,238,838)	4.08
Forfeited	(1,630,677)	4.57
Unvested units outstanding at February 1, 2020	2,445,359	$2.55

As of February 1, 2020, there was $6.2 million of total unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average service period of 2.5 years. The weighted-average grant date fair value per share of restricted stock granted during Fiscal Years 2019, 2018, and 2017, was $4.18, $4.79, and $12.63, respectively. The total fair value of restricted stock vested during Fiscal Years 2019, 2018, and 2017 was $5.1 million, $0.9 million, and $0.5 million, respectively.

The 2017 Plan has 4,567,264 shares of common stock reserved for issuance to awards granted by the Committee. As of February 1, 2020, there were an aggregate of 1,874,981 shares authorized and available for future issuance.

During Fiscal Year 2017, the Committee granted stock options under the 2017 Plan. Stock options are granted to purchase ordinary shares at prices as determined by the Committee, but in no event shall the exercise price be less than the fair market value of the common stock at the time of grant. Options generally vest in equal installments over a four-year period. Options expire not more than 10 years from the date of grant. The grant date fair value of options is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recorded as incurred.

The following table summarizes stock option activity during Fiscal Year 2019, inclusive of inducement awards:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate- Intrinsic Value(1)
				(years)	(thousands)
Options outstanding at February 3, 2018	265,116	$6.05	$13.26	$—	$—
Granted	796,870	2.20	4.90	—	—
Exercised	—	—	—	—	—
Forfeited	(12,435)	6.03	13.12	—	—
Options outstanding at February 2, 2019	1,049,551	$3.13	$6.91	9.0	$749.1
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	(945,097)	2.81	5.08	—	—
Options outstanding at February 1, 2020	104,454	$6.03	$11.97	7.3	$—
Options exercisable at February 1, 2020	52,227	$6.03	$11.97	7.3	$—

(1)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

As of February 1, 2020, there was $0.2 million of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.3 years. There were no stock options granted during Fiscal Year 2019. The weighted-average grant date fair value per share of stock options granted during Fiscal Years 2018 and 2017 was $2.20 and $6.05, respectively.

The Company historically has been a private company and lacks certain company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a publicly traded group of peer companies. Due to the lack of relevant historical data, the simplified approach was used to determine the expected term of the options. The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield for options granted in Fiscal Year 2018 was based on the fact that the Company had not paid any cash dividends as of February 2, 2019.

The fair values of options are estimated using the Black-Scholes option-pricing model with the following assumptions:

February 2, 2019
Risk-free rate	2.14%
Expected term (in years)	6.25
Expected volatility	41.81%
Expected dividend yield	0.00%

The Company established an Employee Stock Purchase Plan (the “Purchase Plan”) during Fiscal Year 2017, under which a maximum of 200,000 shares of common stock may be purchased by eligible employees as defined by the Purchase Plan. As of February 1, 2020, there were 11,724 shares authorized and available for future issuance under the Purchase Plan.

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

The fair value of shares purchased under the Purchase Plan are estimated using the Black-Scholes option-pricing model with the following assumptions:

	February 1, 2020	February 2, 2019
Risk-free rate	1.59%	2.63%
Expected term (in years)	1.00	1.00
Expected volatility	45.11%	42.54%
Expected dividend yield	0.00%	0.00%

The weighted average grant date fair value of the one-year option inherent in the Purchase Plan was approximately $0.38 and $1.74 during the Fiscal Years 2019 and 2018, respectively.

During Fiscal Year 2019, the Company recognized $0.1 million of proceeds from 139,432 purchases of common stock through the Purchase Plan.

Equity-based compensation expense for all award types of $4.6 million, $4.0 million, and $0.8 million was recorded as a selling, general and administrative expense in the consolidated statement of operations and comprehensive income during the Fiscal Years 2019, 2018, and 2017, respectively.

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

16. Related Party Transactions

During the Fiscal Years 2019, 2018 and 2017, the Company incurred an immaterial amount of related party expenses. Related party expenses are included in operating expenses in the consolidated statements of operations and comprehensive income.

17. Barter Arrangement

The Company entered into a bartering arrangement with Evergreen Trading, a vendor, where the Company provided inventory in exchange for media credits. During Q3 of Fiscal Year 2019, the Company exchanged $3.3 million of inventory for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory offset by a $2.5 million decrease in reserves and an increase to a prepaid media asset of $2.0 million which is included in “Prepaid and other current assets” and “Other assets” on the accompanying consolidated balance sheet. A gain of $1.3 million was recorded upon shipment of the inventory. The Company had $2.0 million of unused media credits remaining as of February 1, 2020 that will be used over seven years.

The Company accounted for this barter transactions under ASC Topic No. 606 “Revenue from Contract with Customers.” Barter transactions with commercial substance are recorded at the estimated fair value of the products received. Revenue associated with barter transaction is recorded at the time of the exchange of the related assets.

18. Subsequent Events

ABL and Term Loan Default

The Company was in compliance with financial covenants as of February 1, 2020. However, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 results in a violation of affirmative covenants under our ABL Facility and Term Loan Agreement. In addition, as a result of COVID-19 related store closures, the Company was unable to meet the non-financial and financial covenants for the period ended May 2, 2020. If we are unable to obtain a waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control. We are seeking to amend our ABL Facility to provide for further incremental borrowings. No assurances can be given as to when or if the Company will succeed in obtaining the amendment.

ABL Draw down

On March 16, 2020, the Company elected to draw down $33.0 million from its ABL Facility as a precautionary measure in order to increase our cash position, preserve financial flexibility and maintain liquidity in response to the COVID-19 outbreak. After the draw down the Company’s available borrowing capacity under the ABL Facility is $5.3 million. The Company has no intention to draw down any additional amount from the ABL Facility. We intend to hold the proceeds from the incremental borrowing on our balance sheet and, in accordance with the terms of the ABL Facility, may use the proceeds in the future for working capital, general corporate or other purposes permitted thereunder.

Asset Impairments

As discussed in Note 2, the Company expects the COVID-19 pandemic to have a material adverse effect on results of operations, financial position and liquidity arising after the fiscal year ended February 1, 2020. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions, which may impact the Company.

During the first quarter of Fiscal Year 2020, the Company evaluated the changes in facts and circumstances and general market declines resulting from the COVID-19 pandemic, including their impact on its current operating results and whether an impairment triggering event has occurred on its indefinite-lived intangible assets, long-lived assets (including finite-lived intangible assets) and goodwill. Subsequent to year end and through the date of this filing, the Company has experienced a significant decline in its net sales as its retail locations were closed. As a result, management has concluded that there was a goodwill, indefinite-lived intangible assets and long-lived asset impairment triggering event for the Company in the first quarter of Fiscal Year 2020, which resulted in management performing an impairment evaluation of its goodwill, intangible and other long-lived asset balances. The Company expects to record a material impairment amount in Q1 of Fiscal Year 2020.

19. Quarterly Financial Data (unaudited)

The following table sets forth our historical consolidated statements of income for each of the eight fiscal quarters through the year ended February 1, 2020. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements, consisting of only normal recurring adjustments that we consider necessary to fairly present the financial information for the fiscal quarters presented below.

	Fiscal Year 2018				Fiscal Year 2019
	Thirteen weeks ended				Thirteen weeks ended
	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
(in thousands, unaudited)
Net sales	$181,541	$179,713	$174,106	$170,902	$176,452	$180,744	$166,085	$168,064
Costs of goods sold	61,200	63,058	58,643	63,081	60,196	75,403	59,137	68,030
Gross profit	120,341	116,655	115,463	107,821	116,256	105,341	106,948	100,034
Selling, general and administrative expenses	100,294	97,365	101,589	99,794	105,445	104,698	97,972	100,954
Impairment of goodwill	-	-	-	-	-	88,428	-	31,000
Impairment of indefinite- lived intangible assets	-	-	-	-	-	7,000	-	5,100
Operating income	20,047	19,290	13,874	8,027	10,811	(94,785)	8,976	(37,020)
Interest expense, net	4,817	4,853	4,698	4,696	5,007	5,019	4,826	4,719
Income before provision (benefit) for income taxes	15,230	14,437	9,176	3,331	5,804	(99,804)	4,150	(41,739)
Income tax provision (benefit)	3,972	3,952	2,488	1,237	1,438	(3,069)	1,763	(3,154)
Net income	$11,258	$10,485	$6,688	$2,094	$4,366	$(96,735)	$2,387	$(38,585)
Net income per common share attributable to common shareholders:
Basic	$0.27	$0.24	$0.16	$0.05	$0.10	$(2.21)	$0.05	$(0.88)
Diluted	$0.26	$0.23	$0.15	$0.05	$0.10	$(2.21)	$0.05	$(0.88)
Weighted average number of common shares outstanding:
Basic	42,216,331	42,855,366	42,953,173	43,060,392	43,327,519	43,793,348	43,838,667	44,017,340
Diluted	43,407,414	44,716,193	44,475,793	44,359,599	44,478,153	43,793,348	43,950,702	44,017,340