Form 10-Q
period 2020-05-02
J.Jill, Inc.
filed 2020-07-28
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

As of July 28, 2020, the registrant had 44,802,370 shares of common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	2
	Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	3
	Consolidated Statement of Shareholders’ Equity (Unaudited)	4
	Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Exhibit Index		26
Signatures		27

EXPLANATORY NOTE

J.Jill relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 (the “Exchange Act”) Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of its Quarterly Report due to circumstances related to the COVID-19 pandemic. In particular, the COVID-19 pandemic has caused significant disruptions in J.Jill’s operations including limiting the management team’s access to J.Jill’s offices and causing the management team to spend significant time addressing the pressing business and operational issues resulting from the COVID-19 pandemic, leading to a delay in J.Jill’s ability to complete the Quarterly Report by the original due date of June 16, 2020. On June 16, 2020, J.Jill filed a Current Report on Form 8-K which stated that it expected to file its Quarterly Report no later than 45 days after the original due date, in compliance with the provisions of the Order.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 2, 2020	February 1, 2020
Assets
Current assets:
Cash	$54,823	$21,527
Accounts receivable	1,974	6,568
Inventories, net	75,516	72,599
Prepaid expenses and other current assets	38,848	22,256
Total current assets	171,161	122,950
Property and equipment, net	95,601	107,645
Intangible assets, net	103,770	112,814
Goodwill	59,697	77,597
Operating lease assets, net	185,848	211,332
Other assets	2,223	1,650
Total assets	$618,300	$633,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$58,621	$43,053
Accrued expenses and other current liabilities	61,824	42,712
Current portion of long-term debt	233,672	2,799
Current portion of operating lease liabilities	34,866	33,875
Borrowings under revolving credit facility	33,000	—
Total current liabilities	421,983	122,439
Long-term debt, net of discount and current portion	—	231,200
Deferred income taxes	19,261	31,034
Operating lease liabilities, net of current portion	206,351	208,800
Other liabilities	1,870	1,950
Total liabilities	649,465	595,423
Commitments and contingencies (see Note 9)
Shareholders’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 44,774,201 and 44,288,127 shares issued and outstanding at May 2, 2020 and February 1, 2020, respectively	448	443
Additional paid-in capital	125,610	125,076
Accumulated (deficit)	(157,223)	(86,954)
Total shareholders’ equity	(31,165)	38,565
Total liabilities and shareholders’ equity	$618,300	$633,988

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$90,969	$176,452
Costs of goods sold	40,804	60,196
Gross profit	50,165	116,256
Selling, general and administrative expenses	87,908	105,445
Impairment of long-lived assets	27,480	—
Impairment of goodwill	17,900	—
Impairment of intangible assets	6,620	—
Operating (loss) income	(89,743)	10,811
Interest expense, net	4,643	5,007
(Loss) income before provision for income taxes	(94,386)	5,804
Income tax (benefit) provision	(24,117)	1,438
Net (loss) income and total comprehensive (loss) income	$(70,269)	$4,366
Net (loss) income per common share attributable to common shareholders:
Basic	$(1.58)	$0.10
Diluted	$(1.58)	$0.10
Weighted average number of common shares outstanding:
Basic	44,410,914	43,327,519
Diluted	44,410,914	44,478,153

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, February 1, 2020	44,288,127	$443	$125,076	$(86,954)	$38,565
Vesting of restricted stock units	691,008	7	(7)	—	—
Shares withheld for net-share settlement of equity-based compensation	(204,934)	(2)	(135)	—	(137)
Forfeiture of restricted stock awards	—	—	—	—	—
Equity-based compensation	—	—	676	—	676
Net Loss	—	—	—	(70,269)	(70,269)
Balance, May 2, 2020	44,774,201	$448	$125,610	$(157,223)	$(31,165)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 2, 2019	43,672,418	$437	$121,635	$91,723	$213,795
Adoption of ASU 2016-02	—	—	—	59	59
Special cash dividend ($1.15 per share)	—	—	—	(50,154)	(50,154)
Vesting of restricted stock units	734,474	7	(7)	—	—
Shares withheld for net-share settlement of equity-based compensation	(239,117)	(2)	(1,266)	—	(1,268)
Forfeiture of restricted stock awards	(69,978)	(1)	1	—	—
Equity-based compensation	—	—	1,202	—	1,202
Net income	—	—	—	4,366	4,366
Balance, May 4, 2019	44,097,797	$441	$121,565	$45,994	$168,000

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(70,269)	$4,366
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,033	9,452
Impairment of goodwill and intangible assets	24,520	—
Impairment of long-lived assets	27,480	—
Loss on disposal of fixed assets	12	6
Noncash amortization of deferred financing and debt discount costs	428	410
Equity-based compensation	676	1,202
Deferred rent incentives	(46)	(44)
Deferred income taxes	(11,773)	(804)
Changes in operating assets and liabilities:
Accounts receivable	4,594	(3,640)
Inventories	(2,917)	(8,020)
Prepaid expenses and other current assets	(16,592)	(4,028)
Accounts payable	15,531	370
Accrued expenses	19,752	4,315
Operating lease assets and liabilities	3,201	724
Other noncurrent assets and liabilities	(665)	(35)
Net cash provided by operating activities	2,965	4,274
Investing activities:
Purchases of property and equipment	(1,832)	(4,068)
Net cash used in investing activities	(1,832)	(4,068)
Financing activities:
Borrowings under revolving credit facility	33,000	—
Repayments on debt	(700)	(700)
Payments of withholding tax on net-share settlement of equity-based compensation plans	(137)	(1,266)
Special dividend paid to shareholders	—	(50,154)
Net cash provided by (used in) financing activities	32,163	(52,120)
Net change in cash	33,296	(51,914)
Cash:
Beginning of Period	21,527	66,204
End of Period	$54,823	$14,290

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our 2019 Annual Report on Form 10-K ("2019 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements. In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 1, 2020 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended May 2, 2020 are not necessarily indicative of future results or results to be expected for the full year ending January 30, 2021 (“Fiscal Year 2020”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended February 1, 2020.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern”, the Company’s management evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date of issuance of these financial statements. Although the following matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued, the Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern.

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

As a result of the COVID-19 pandemic, the Company’s revenues, results of operations and cash flows have been materially adversely impacted which has resulted in a failure by us to comply with the financial covenants contained in our Asset Based Revolving Credit Agreement (“ABL Facility”) and Term Loan Agreement (“Term Loan”). Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan. On June 15, 2020, the Company entered into two forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan credit facilities. The Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on June 16, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies until July 16, 2020 so long as, among other things, the Company otherwise remained in compliance with its credit facilities and complied with the terms of the Forbearance Agreements. On July 15, 2020, the Forbearance Agreements were extended to July 23, 2020. Subsequently, the Forbearance Agreements were extended through July 30, 2020. The extensions of the Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on July 16, 2020 and on July 23, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. If we are unable to obtain a further waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

The Company could experience other potential impacts as a result of the COVID-19 pandemic, including, but not limited to, additional charges from potential adjustments to the carrying amount of its inventory, goodwill impairment charges, right-of-use assets, long-lived asset impairment charges and additional store closures. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration of the disruption to its business. These events contribute to conditions that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued. Under the terms of the ABL Facility and Term Loan, substantial doubt about the Company’s ability to continue as a going concern is considered an event of default which allows the lenders to call the debt in advance of maturity.

In response to the COVID-19 pandemic, we have taken and continue to take aggressive and prudent actions to reduce expenses and defer payment of accounts payables and inventory purchases to preserve cash on-hand. These actions include, but are not limited to:

•	temporary furlough of substantially all retail employees for the duration of store closures at their location and subject to reduced staffing for a phase-in period upon reopening;
•	base salary reductions for our senior leadership team and suspension of pay raise for corporate employees;
•	extension of payment terms for all accounts payable other than those necessary to support our ecommerce business;
•	withholding payment of rent at all of our retail locations, beginning in April 2020, subject to discussion with our landlords;
•	extended payment terms with merchandising vendors;
•	eliminated one of our catalogs and are considering implementing this as a permanent change;
•	limiting investments in our ecommerce business to necessary website and supporting functions; and
•	suspension of nearly all capital expenditures.

Additionally, we borrowed $33.0 million under our ABL Facility in March 2020. We are seeking to amend our ABL Facility to provide for further incremental borrowings. No assurances can be given as to when or if the Company will succeed in obtaining the amendment. We have also filed an income tax refund for $7.3 million with the IRS and multiple state jurisdictions related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

On May 15, 2020, the Company began reopening its stores and as of the issuance date, essentially all of its stores have been reopened in accordance with local government guidelines. There is significant uncertainty around the current and potential future business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores.

Recently Adopted Accounting Standards

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements (“Topic 808”), which clarifies the interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers. The provisions of ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2018-18 had no impact on the consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 – Income Tax Accounting (“Topic 740”), which simplifies the accounting for income taxes. The provisions of ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company will be required to adopt this standard in the first quarter of Fiscal Year 2021. This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

3. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties under its credit card agreement. The following table presents disaggregated revenues by source (in thousands):

	For the Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Retail	$35,093	$102,594
Direct	55,876	73,858
Net revenues	$90,969	$176,452

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	May 2, 2020	February 1, 2020
Contract liabilities:
Signing bonus	$471	$506
Unredeemed gift cards	6,346	7,264
Total contract liabilities(1)	$6,817	$7,770

(1)

Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short-term portion of the signing bonus is included in accrued expenses on the consolidated balance sheet as of May 2, 2020.

For the thirteen weeks ended May 2, 2020 and May 4, 2019, the Company recognized approximately $2.2 million and $3.4 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.5 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2020	Fiscal Year 2021	Thereafter
Signing bonus	$106	$141	$224

This disclosure does not include revenue related to performance obligations from unredeemed gift cards, as substantially all gift cards are redeemed in the first year of issuance.

4. Asset Impairments

Long-lived Asset Impairments

In the first quarter of Fiscal Year 2020, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.  These impairment charges arose from the material adverse effect the COVID-19 pandemic had on our results of operations, particularly with our store fleet.  The Company incurred impairment charges of $6.7 million on leasehold improvements and $20.8 million on the right-of-use asset.

Goodwill and Other Intangible Asset Impairments

In the first quarter of Fiscal Year 2020, the Company temporarily closed its retail locations due to the COVID-19 pandemic, which had a material adverse effect on our results of operations, financial position and liquidity and led to a significant decline in our net sales for the first quarter of Fiscal Year 2020. The Company concluded that these factors, as well as the decrease in stock price represented indicators of impairment and required the Company to test goodwill and indefinite-lived and definite-lived intangible assets for impairment during the first quarter of Fiscal Year 2020 (the “Impairment Test”).

The Company performed the Impairment Test using a quantitative approach. The Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill, the relief-from-royalty method for indefinite-lived intangible assets and a recoverability analysis for definite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived and definite-lived intangible assets were below their carrying values resulting in a $17.9 million impairment of goodwill, a $4.0 million impairment of the Company’s tradename (indefinite-lived intangible asset) and a $2.6 million impairment of the Company’s customer list (definite-lived intangible asset). The Company will perform its annual impairment assessment during the fourth quarter of Fiscal Year 2020, or sooner if an indicator of impairment is identified, and may incur further impairments based on the results of that assessment which may be material.

The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of royalty and discount rates and a terminal year multiple. These assumptions are classified as Level 3 inputs. The methodology utilized for the Impairment Test has not changed materially from the prior year. The key assumptions used under the income approach and relief-from-royalty method include the following:

•

Future cash flow assumptions - The Company's projections for its reporting units were from historical experience and assumptions regarding future revenue growth and profitability trends. The Company's analyses incorporated an assumed period of cash flows of 5-10 years with a terminal value.

•

Discount rate - The discount rate was based on an estimated weighted average cost of capital ("WACC") for each reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Company's reporting units was within a range of 23.5% to 34%. A 1% change in this discount rate could result in an additional $5.0 million goodwill impairment charge.

•

Royalty rate - The royalty rates utilized consider external market evidence and internal financial metrics including a review of available returns after the consideration of property, plant and equipment, working capital and other intangible assets. The royalty rate used to estimate the available returns for the reporting units was within a range of 1% to 4%.

While the results of the Impairment Test did not indicate any additional impairment, the Company is at risk of future impairment in Fiscal Year 2020 as a result of triggering events. Additionally, due to the impairments recorded during the current year, no material amount of cushion exists between the fair values and respective carrying values of the reporting units and tradename. As such, a change in forecasted discounted cash flows driven by changes in relevant assumptions, may result in further impairment charges.

The following table displays a rollforward of the carrying amount of goodwill from February 2, 2019 to May 2, 2020 (in thousands):

Goodwill at February 2, 2019	$197,026
Impairment losses	(119,429)
Balance, February 1, 2020	77,597
Impairment losses	(17,900)
Balance, May 2, 2020	$59,697

The accumulated goodwill impairment losses as of May 2, 2020 are $137.4 million.

The following table reflects the gross carrying amount and accumulated amortization and impairment for each major intangible asset:

		May 2, 2020			February 1, 2020
		(in thousands)
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization/ Impairment	Carrying Amount	Gross	Accumulated Amortization/ Impairment	Carrying Amount
Trade name	Indefinite	$58,100	$16,100	$42,000	$58,100	$12,100	$46,000
Customer relationships	13.2	134,200	72,430	61,770	134,200	67,386	66,814
Total intangible assets		$192,300	$88,530	$103,770	$192,300	$79,486	$112,814

The accumulated customer relationship impairment losses as of May 2, 2020 is $2.6 million.

5. Restructuring Costs

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

The following table summarizes the activity of the restructuring costs discussed above and related accruals recorded in accrued other and other current liabilities on the consolidated balance sheet (in thousands):

	February 1, 2020	Charges Incurred	Cash Payments	May 2, 2020	Program Costs to Date May 2, 2020
Employee separation costs	$216	$—	$37	$179	$1,402
Other	39	—	1	38	195
Total restructuring costs	$255	$—	$38	$217	$1,597

6. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	May 2, 2020	February 1, 2020
Term Loan	$236,879	$237,579
Discount on debt and debt issuance costs	(3,207)	(3,580)
Less: Current portion	(233,672)	(2,799)
Net long-term debt	$—	$231,200

Additionally, the Company borrowed $33.0 million under our ABL Facility in March 2020.

As a result of COVID-19 related store closures, the Company was unable to maintain compliance with certain of its non-financial and financial covenants for the period ended May 2, 2020. Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan. On June 15, 2020, the Company entered into two forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan. The Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on June 16, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies until July 16, 2020 so long as, among other things, the Company otherwise remained in compliance with its credit facilities and complied with the terms of the Forbearance Agreements.  On July 15, 2020, the Forbearance Agreements were extended to July 23, 2020. Subsequently, the Forbearance Agreements were extended through July 30, 2020. The extensions of the Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on July 16, 2020 and on July 23, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit.

In the absence of waivers from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control. We are seeking to amend our ABL Facility to provide for further incremental borrowings. No assurances can be given as to when or if the Company will succeed in obtaining the amendment; therefore, we have classified our Term Loan as a current liability as of May 2, 2020.

7. Income Taxes

The Company recorded an income tax benefit of $24.1 million for the thirteen weeks ended May 2, 2020, and income tax expense of $1.4 million during the thirteen weeks ended May 4, 2019. The effective tax rate was 25.6%  for the thirteen weeks ended May 2, 2020, and 24.8% for the thirteen weeks ended May 4, 2019.

The effective tax rate for the thirteen weeks ended May 2, 2020 differs from the federal statutory rate of 21% primarily due to the anticipated benefit from the CARES Act, the impact on the effective tax rate and the impact of state income taxes, partially offset by the impact on the effective tax rate from the goodwill impairment charge, which has no associated tax benefit. The CARES Act provides for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year. The effective tax rate for the thirteen weeks ended May 4, 2019 exceeded the federal statutory rate of 21.0% primarily due to §162(m) officer compensation limitation, stock compensation and state income taxes.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered future reversals of existing taxable temporary differences to conclude there is sufficient positive evidence that it is more likely than not that the Company will not recognize part of the benefits of state net operating losses. Accordingly, a partial valuation allowance has been established against the Company’s state net operating loss carryover.

Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax (“AMT”) credits. The Company’s ability to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits due to the enactment of the CARES Act resulted in an estimated tax refund of $7.3 million for the thirteen weeks ended May 2, 2020. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. The Company will continue to evaluate the effects of the CARES Act as additional legislative guidance becomes available.

8. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Numerator
Net (loss) income attributable to common shareholders:	$(70,269)	$4,366
Denominator
Weighted average number of common shares outstanding, basic:	44,410,914	43,327,519
Dilutive effect of stock options and restricted shares:	—	1,150,634
Weighted average number of common shares outstanding, diluted:	44,410,914	44,478,153
Net (loss) income per common share attributable to common shareholders, basic:	$(1.58)	$0.10
Net (loss) income per common share attributable to common shareholders, diluted:	$(1.58)	$0.10

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect due to the Company having a net loss for the thirteen weeks ended May 2, 2020. There were 2,602,607 antidilutive shares for the thirteen weeks ended May 2, 2020, and 1,326,832 antidilutive shares for the thirteen weeks ended May 4, 2019, of such awards excluded.

9. Equity-Based Compensation

Equity-based compensation expense was $0.7 million for the thirteen weeks ended May 2, 2020, and $1.2 million for the thirteen weeks ended May 4, 2019.

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

10. Related Party Transactions

For both the thirteen weeks ended May 2, 2020 and May 4, 2019, the Company incurred an immaterial amount of related party transactions.

11. Commitments and Contingencies

Legal Proceedings

The Company is subject to various legal proceedings that arise in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that the Company is presently party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company’s business, financial condition, operating results or cash flows. The Company establishes reserves for specific legal matters when the Company determines that the likelihood of an unfavorable outcome is probable, and the loss is reasonably estimable.

12. Operating Leases

As of May 2, 2020, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any finance leases and no operating leases containing material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of May 2, 2020, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

The components of lease expense were as follows (in thousands):

Lease Cost	Classification	For the Thirteen Weeks Ended May 2, 2020	For the Thirteen Weeks Ended May 4, 2019
Operating lease cost	SG&A Expenses	$11,829	$11,552
Variable lease cost	SG&A Expenses	418	766
Total lease cost		$12,247	$12,318

Additionally, during the thirteen weeks ended May 2, 2020, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method. These impairment charges arose from the material adverse effect the COVID-19 pandemic had on our results of operations, particularly with our store fleet. As part of these impairment charges, the Company incurred impairment charges of $6.7 million on leasehold improvements and $20.8 million on the right-of-use asset.

As a result of the COVID-19 related temporary store closures, the Company withheld rent payments for all its retail locations beginning in April 2020. The Company does not anticipate any significant late payment penalties; therefore, we have not accrued any related expenses in the thirteen weeks ended May 2, 2020. The Company is actively negotiating commercially reasonable lease concessions with our landlords. No significant lease concessions have yet been confirmed. As such, we have included the withheld payments in the current portion of operating lease liabilities on the consolidated balance sheet as of May 2, 2020.

For the thirteen weeks ended May 2, 2020 and May 4, 2019, total common area maintenance expense was $3.7 million and $3.5 million, respectively, while operating lease liabilities arising from obtaining operating lease assets was $3.1 million and $5.5 million, respectively. The total cash paid for amounts included in the measurement of operating lease liabilities was $4.4 million and $11.8 million, respectively.

Lease Term and Discount Rate	May 2, 2020
Weighted-average remaining lease term (in years)
Operating leases	7.1
Weighted-average discount rate
Operating leases	6.6%

Maturities of lease liabilities as of May 2, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2020	$37,061
2021	48,004
2022	43,812
2023	40,523
2024	35,139
Thereafter	97,930
Subtotal	302,469
Less: Imputed interest	61,252
Present value of lease liabilities	$241,217

(1)	There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

13. Barter Arrangement

The Company entered into a bartering arrangement with Evergreen Trading, a vendor, where the Company provided inventory in exchange for media credits. During Q3 of Fiscal Year 2019, the Company exchanged $3.3 million of inventory for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory offset by a $2.5 million decrease in reserves and an increase to a prepaid media asset of $2.0 million which is included in “Prepaid and other current assets” and “Other assets” on the accompanying consolidated balance sheet. A gain of $1.3 million was recorded upon shipment of the inventory. The Company had $2.0 million of unused media credits remaining as of May 2, 2020 that will be used over seven years.

The Company accounted for this barter transaction under ASC Topic No. 606 “Revenue from Contracts with Customers.” Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged unless the products received have a more readily determinable estimated fair value. Revenue associated with a barter transaction is recorded at the time of the exchange of the related assets.

14. Subsequent Event

Forbearance Agreement

On June 15, 2020, the Company entered into two forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan agreements with respect to the noncompliance mentioned in Note 6. The Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on June 16, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. Under the Forbearance Agreements, the respective lenders have agreed not to exercise any rights and remedies until July 16, 2020 so long as, among other things, the Company otherwise remains in compliance with its credit facilities and complies with the terms of the Forbearance Agreements.

On July 15, 2020, the Forbearance Agreements were extended to July 23, 2020. Subsequently, the Forbearance Agreements were extended through July 30, 2020. The extensions of the Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on July 16, 2020 and on July 23, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal years ending January 30, 2021 (“Fiscal Year 2020”) and fiscal year ended February 1, 2020 (“Fiscal Year 2019”) are both comprised of 52 weeks.

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

Our first quarter financial results were significantly impacted by the COVID-19 pandemic as our stores were temporarily closed beginning in mid-March in efforts to stop the spread of the virus. In response to the pandemic, we took action during the period to leverage our direct channel, while focusing on cost management and improving our liquidity. We drew down $33.0 million dollars on our ABL, bringing our cash balance to over $50.0 million at the end of our first quarter. After approaching our vendor community, we implemented extended payment terms for nearly all goods and services, and we withheld store rent payments beginning in April of 2020. These extensions and withholdings provided time for us to work on more permanent solutions to help us through the pandemic. These solutions included cost reductions, including pay reductions in headquarters, furlough of store and some headquarter and distribution center staff, reductions in Marketing, reductions in Board of Directors fees, and reductions in other general expenses. Additionally, we have eliminated one of our catalogs, which we are considering implementing as a permanent change.  We have also been limiting investments in our ecommerce business to necessary website and supporting functions, and we have suspended nearly all capital expenditures.

We began reopening our stores in late May with most of our stores being reopened by June 15, 2020 with enhanced health and safety protocols.

The COVID-19 global pandemic and resulting temporary store closures have had a material adverse effect on our operations, cash flows and liquidity. We have made significant progress reducing cash expenditures and maximizing cash receipts from our direct to consumer business channel such that our current base forecast projects sufficient liquidity over the coming 12 months; however, considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of a resurgence of COVID-19 related market impacts in the coming 12 months. If one or more of these risks materialize, we believe that our current sources of liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months. Under the terms of the Asset Based Revolving Credit Agreement (“ABL Facility”) and Term Loan credit agreement (“Term Loan”), substantial doubt about the Company’s ability to continue as a going concern is considered an event of default which allows the lenders to call the debt in advance of maturity.

We have also filed an income tax refund for $7.3 million with the IRS and multiple state jurisdictions related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations.  These initiatives include our ecommerce site, which was re-platformed in Fiscal Year 2017, and our initiative to upgrade and enhance our information systems. Although initiatives of this nature are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operations in future periods.

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

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, the amortization of the step-up to fair value of merchandise inventory resulting from the application of a purchase accounting adjustment related to the Acquisition, certain Acquisition-related expenses, sponsor fees, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

While we believe that Adjusted EBITDA is useful in evaluating our business, Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool. Adjusted EBITDA should not be considered an alternative to, or substitute for, net income (loss), which is calculated in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces the usefulness of Adjusted EBITDA as a tool for comparison. We recommend that you review the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, and the calculation of the resultant Adjusted EBITDA margin below and not rely solely on Adjusted EBITDA or any single financial measure to evaluate our business.

Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented.

	For the Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Statements of Operations Data:
Net (loss) income	$(70,269)	$4,366
Interest expense, net	4,643	5,007
Income tax (benefit) provision	(24,117)	1,438
Depreciation and amortization	9,036	9,452
Equity-based compensation expense(a)	676	1,202
Write-off of property and equipment (b)	12	6
Impairment of goodwill and other intangible assets	24,520	—
Impairment of long-lived assets(c)	27,480	—
Other non-recurring expenses (d)	2,184	—
Adjusted EBITDA	$(25,835)	$21,471
Net sales	$90,969	$176,452
Adjusted EBITDA margin	(28.4)%	12.2%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.

(b)	Represents net gain or loss on the disposal of fixed assets.

(c)	Represents impairment of long-lived assets related to the right-of-use assets and store property and equipment.
(d)

Represents items management believes are not indicative of ongoing operating performance. For the thirteen weeks ended May 2, 2020, these expenses are primarily composed of legal and advisory costs and incremental one-time costs related to the COVID-19 pandemic, including supplies and cleaning expenses as well as hazard pay and benefits.

Items Affecting Comparability of Financial Results

Impairment losses. Our Q1 of Fiscal Year 2020 year to date results include impairment charges of $52.0 million for long-lived assets (operating lease right of use asset and leasehold improvements), goodwill and intangible assets. We had no impairment charges in Q1 of Fiscal Year 2019. See Note 4, Asset Impairments, in Item I, Financial Statements, for additional information on these impairment losses.

COVID-19 impact. Our first quarter financial results were significantly impacted by the COVID-19 pandemic as our stores were temporarily closed beginning in mid-March in efforts to stop the spread of the virus. Although the stores were temporarily closed and the Company lost revenues as a result, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to prior periods.

Results of Operations

Thirteen weeks ended May 2, 2020 Compared to Thirteen weeks ended May 4, 2019

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended May 4, 2019 to the Thirteen Weeks
	May 2, 2020		May 4, 2019		Ended May 2, 2020
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$90,969		$176,452		$(85,483)	(48.4)%
Costs of goods sold	40,804	44.9%	60,196	34.1%	(19,392)	(32.2)%
Gross profit	50,165	55.1%	116,256	65.9%	(66,091)	(56.8)%
Selling, general and administrative expenses	87,908	96.6%	105,445	59.8%	(17,537)	(16.6)%
Impairment of long-lived assets	27,480	30.2%	—	0.00%	27,480	100.0%
Impairment of goodwill	17,900	19.7%	—	0.00%	17,900	100.0%
Impairment of other intangible assets	6,620	7.3%	—	0.00%	6,620	100.0%
Operating income	(89,743)	(98.7)%	10,811	6.1%	(100,554)	(930.1)%
Interest expense, net	4,643	5.1%	5,007	2.8%	(364)	(7.3)%
Income before provision for income taxes	(94,386)	(103.8)%	5,804	3.3%	(100,190)	(1726.2)%
Income tax (benefit) provision	(24,117)	(26.5)%	1,438	0.8%	(25,555)	(1777.1)%
Net (loss) income	$(70,269)	(77.2)%	$4,366	2.5%	$(74,635)	(1709.5)%

Net Sales

Net sales for the thirteen weeks ended May 2, 2020 decreased $85.5 million, or 48.4%, to $91.0 from $176.5 million for the thirteen weeks ended May 4, 2019.  At the end of those same periods, we operated 286 and 283 retail stores, respectively. The decrease in total net sales versus the prior year was primarily driven by the temporary closure of our stores as a response to the COVID-19 pandemic.

Our retail channel contributed 38.6% of our net sales in the thirteen weeks ended May 2, 2020 and 58.1% in the thirteen weeks ended May 4, 2019. Our direct channel contributed 61.4% of our net sales in the thirteen weeks ended May 2, 2020 and 41.9% in the thirteen weeks ended May 4, 2019.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended May 2, 2020 decreased $66.1 million, or 56.8%, to $50.2 from $116.3 million for the thirteen weeks ended May 4, 2019. The gross margin for the thirteen weeks ended May 2, 2020 was 55.1% compared to 65.9% for the thirteen weeks ended May 4, 2019, driven by added promotions, markdowns and liquidation actions to stimulate customer demand in the thirteen weeks ended May 2, 2020, particularly after the temporary closure of our stores and a $5.2 million accrual for potential future liability payments to vendors for order cancellations which were issued as part of the Company’s COVID-19 response.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended May 2, 2020 decreased $17.5 million, or 16.6%, to $87.9 million from $105.4 million for the thirteen weeks ended May 4, 2019. The decrease was primarily driven by expense reduction actions taken in the first quarter ended May 2, 2020, which included a reduction in headcount, pay reductions, lower store payroll related to the temporary closure of our stores and lower marketing costs.

As a percentage of net sales, selling, general and administrative expenses were 96.6% for the thirteen weeks ended May 2, 2020 compared to 59.8% for the thirteen weeks ended May 4, 2019, driven by the temporary closure of stores which decreased revenue for the period and payroll expenses to help support the Company’s associates during the initial phase of the Company’s COVID-19 response.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan and ABL Facility, partially offset by interest earned on cash. Interest expense, net for the thirteen weeks ended May 2, 2020 decreased $0.4 million, or 7.3%, to $4.6 million from $5.0 million for the thirteen weeks ended May 4, 2019.

Income Tax (Benefit) Provision

The income tax benefit was $24.1 million for the thirteen weeks ended May 2, 2020 compared to a provision for income taxes of $1.4 million for the thirteen weeks ended May 4, 2019, while our effective tax rates for the same periods were 25.6% and 24.8%, respectively. The higher effective tax rate in the current period was driven by the anticipated benefit from the CARES Act, the impact on the effective tax rate and the impact of state income taxes, partially offset by the impact on the effective tax rate from the goodwill impairment charge, which has no associated tax benefit. The CARES Act provides for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.

Liquidity and Capital Resources

General

The COVID-19 global pandemic and resulting store closures have had a material adverse effect on our operations, cash flows and liquidity. We have made significant progress reducing cash expenditures and maximizing cash receipts from our direct to consumer business channel such that our current base forecast projects sufficient liquidity over the coming 12 months. However, considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of a resurgence of COVID-19 related market impacts in the coming 12 months. In addition, our lenders could instruct the administrative agent under such credit facilities to declare the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminate all remaining commitments and obligations under the credit facilities. If one or more of these risks materialize, we believe that our current sources of liquidity and capital will not be sufficient to finance our continued operations for at least the next 12 months.

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility, dated as of May 8, 2015, by and among Jill Holdings LLC, Jill Acquisition LLC, certain subsidiaries from time to time party thereto, the lenders party thereto and CIT Finance LLC as the administrative agent and collateral agent, as amended on May 27, 2016 by Amendment No. 1 thereto. The ABL Facility was further amended on August 22, 2018 by Amendment No. 2 to reduce the frequency of borrowing base certificate submissions as long as certain conditions are met. The ABL Facility was further amended on June 12, 2019 by Amendment No. 3 to extend the maturity of the ABL Facility to an initial maturity of May 8, 2023 so long as certain conditions related to the maturity of the term loan are met. On March 16, 2020, we borrowed an aggregate principal amount of $33.0 million under the ABL Facility. Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems and the costs of operating as a public company.

As discussed above, our liquidity has been materially adversely impacted by the COVID-19 pandemic. We are seeking to amend our ABL Facility to provide for further incremental borrowings. No assurances can be given as to when or if the Company will succeed in obtaining the amendment. We have also filed an income tax refund for $7.3 million with the IRS related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

As a result of the COVID-19 pandemic, the Company’s revenues, results of operations, and cash flows have been materially adversely impacted, and resulted in a failure by us to comply with the financial covenants contained in our ABL Facility and Term Loan agreements for the period ended May 2, 2020. This has led to substantial doubt about the Company’s ability to continue as a going concern. The inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan agreements. As a result of the violation of affirmative covenants, lenders could exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities.

On June 15, 2020, the Company entered into two forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan. The Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on June 16, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies until July 16, 2020 so long as, among other things, the Company otherwise remained in compliance with its credit facilities and complied with the terms of the Forbearance Agreements. On July 15, 2020, the Forbearance Agreements were extended to July 23, 2020. Subsequently, the Forbearance Agreements were extended through July 30, 2020. The extensions of the Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on July 16, 2020 and on July 23, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. If we are unable to obtain a further waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forbear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

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

Capital expenditures were $1.8 million for the thirteen weeks ended May 2, 2020 compared to $4.1 million for the thirteen weeks ended May 4, 2019.  The decrease in capital expenditures in Fiscal Year 2020 was due primarily to our efforts to reduce cash expenditures to preserve cash on-hand in the wake of the COVID-19 pandemic.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Net cash provided by operating activities	$2,965	$4,274
Net cash used in investing activities	(1,832)	(4,068)
Net cash provided by (used) in financing activities	32,163	(52,120)

Net Cash provided by Operating Activities

Net cash provided by operating activities declined by $1.3 million dollars as compared to the prior year as cash-related income was a use of cash in the current year due to the impact of temporarily closing the stores in response to the COVID-19 pandemic as compared to a source of cash in the prior year.  The use of cash caused by the current year loss was substantially offset by working capital improvements due to withholding rent payments at all of our retail locations, totaling approximately $12.0 million in the first quarter beginning in April 2020 and extending payment terms with merchandising vendors.

Net cash provided by operating activities during the thirteen weeks ended May 2, 2020 was $3.0 million. Key elements of cash provided by operating activities were (i) net loss of $70.3 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $50.3 million, primarily driven by impairment of goodwill and indefinite lived intangible assets, depreciation and amortization, partially offset by deferred income taxes, and (iii) a source of cash from net operating assets and liabilities of $22.9 million, primarily driven by increases in accounts payable and accrued liabilities.

Net cash provided by operating activities during the thirteen weeks ended May 4, 2019 was $4.3 million. Key elements of cash provided by operating activities were (i) net income of $4.4 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $10.2 million, primarily driven by depreciation and amortization and equity based compensation and noncash amortization of deferred financing and debt discount costs, partially offset by deferred income taxes, and (iii) use of cash from net operating assets and liabilities of $10.3 million, primarily driven by higher inventory, accounts receivable and prepaid expense and other current assets levels, partially offset by higher accrued expense levels.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirteen weeks ended May 2, 2020 was $1.8 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the thirteen weeks ended May 4, 2019 was $4.1 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash provided by financing activities during the thirteen weeks ended May 2, 2020 was $32.2 million, which was driven by the borrowing under the ABL Facility.

Net cash used in financing activities during the thirteen weeks ended May 4, 2019 was $52.1 million, which was driven primarily by the special dividend paid to shareholders.

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

Credit Facilities

At May 2, 2020 there was $33.0 million outstanding under the ABL Facility and at February 1, 2020 there were no loan amounts outstanding under the ABL Facility. At May 2, 2020 and February 1, 2020, the Company had outstanding letters of credit in the amount of $1.7 million, and had a maximum additional borrowing capacity of $5.3 million and $38.3 million, respectively.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended May 2, 2020, as a result of COVID-19 related temporary store closures, the Company was unable to maintain compliance with certain of its non-financial and financial covenants for the period ended May 2, 2020.

In the absence of waivers from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.

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

Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the year ended February 1, 2020 and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of May 2, 2020, there was $33.0 million outstanding balance under the ABL Facility, and $1.7 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $5.3 million and the amount outstanding under the Term Loan had decreased to $236.9 million as a result of the scheduled repayments. We currently do not engage in any interest rate hedging activity. Based on the interest rate on the ABL Facility at May 2, 2020, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.1 million during Fiscal Year 2020.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the Fiscal Year ended February 1, 2020, management identified a material weakness in the control activities environment component of internal control as the Company did not appropriately design and maintain controls related to the accounting for goodwill and tradename impairment. Specifically, control activities were not designed and maintained over the review of the carrying value of reporting units or assets used in the goodwill and tradename impairment valuation analysis.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form-10-Q. Because of the material weakness in our internal control over financial reporting previously disclosed in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2020, our disclosure controls and procedures were not effective.

Changes to Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended May 2, 2020. We concluded that the changes discussed below in “Remediation Plan” during the quarter ended May 2, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management is actively implementing a remediation plan to ensure the material weakness is fully remediated. The Company has taken and continues to take steps to strengthen our internal processes and controls associated with accounting for goodwill and tradename impairment.

We believe that these actions will effectively remediate the material weakness. However, until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness in our internal controls over financial reporting will not be considered remediated.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.  However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

J.Jill, Inc.

Date: July 28, 2020	By:	/s/ James Scully
James Scully
Interim Chief Executive Officer

Date: July 28, 2020	By:	/s/ Mark Webb
Mark Webb
Executive Vice President and Chief Financial Officer