Form 10-Q
period 2020-08-01
J.Jill, Inc.
filed 2020-09-10
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

As of September 10, 2020, the registrant had 44,819,549 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	August 1, 2020	February 1, 2020
Assets
Current assets:
Cash	$31,762	$21,527
Accounts receivable	4,165	6,568
Inventories, net	64,214	72,599
Prepaid expenses and other current assets	44,095	22,256
Total current assets	144,236	122,950
Property and equipment, net	89,647	107,645
Intangible assets, net	101,505	112,814
Goodwill	59,697	77,597
Operating lease assets, net	177,391	211,332
Other assets	2,174	1,650
Total assets	$574,650	$633,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,971	$43,053
Accrued expenses and other current liabilities	69,559	42,712
Current portion of long-term debt	233,352	2,799
Current portion of operating lease liabilities	34,520	33,875
Borrowings under revolving credit facility	31,800	—
Total current liabilities	413,202	122,439
Long-term debt, net of discount and current portion	—	231,200
Deferred income taxes	16,285	31,034
Operating lease liabilities, net of current portion	192,973	208,800
Other liabilities	1,787	1,950
Total liabilities	624,247	595,423
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 44,802,370 and 44,288,127 shares issued and outstanding at August 1, 2020 and February 1, 2020, respectively	448	443
Additional paid-in capital	126,212	125,076
Accumulated (deficit)	(176,257)	(86,954)
Total shareholders’ equity	(49,597)	38,565
Total liabilities and shareholders’ equity	$574,650	$633,988

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$92,636	$180,744	$183,605	$357,196
Costs of goods sold	37,616	75,403	78,420	135,599
Gross profit	55,020	105,341	105,185	221,597
Selling, general and administrative expenses	77,737	102,634	165,645	208,079
Impairment of long-lived assets	(893)	2,064	26,587	2,064
Impairment of goodwill	—	88,428	17,900	88,428
Impairment of intangible assets	—	7,000	6,620	7,000
Operating loss	(21,824)	(94,785)	(111,567)	(83,974)
Interest expense, net	4,244	5,019	8,887	10,026
Loss before provision for income taxes	(26,068)	(99,804)	(120,454)	(94,000)
Income tax benefit	(7,034)	(3,069)	(31,151)	(1,631)
Net loss and total comprehensive loss	$(19,034)	$(96,735)	$(89,303)	$(92,369)
Net loss per common share attributable to common shareholders:
Basic	$(0.43)	$(2.21)	$(2.00)	$(2.12)
Diluted	$(0.43)	$(2.21)	$(2.00)	$(2.12)
Weighted average number of common shares outstanding:
Basic	44,767,154	43,793,348	44,589,034	43,560,434
Diluted	44,767,154	43,793,348	44,589,034	43,560,434

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, February 1, 2020	44,288,127	$443	$125,076	$(86,954)	$38,565
Vesting of restricted stock units	691,008	7	(7)	—	—
Shares withheld for net-share settlement of equity-based compensation	(204,934)	(2)	(135)	—	(137)
Equity-based compensation	—	—	676	—	676
Net Loss	—	—	—	(70,269)	(70,269)
Balance, May 2, 2020	44,774,201	$448	$125,610	$(157,223)	$(31,165)
Vesting of restricted stock units	39,804	—	—	—	—
Shares withheld for net-share settlement of equity-based compensation	(11,635)	—	(13)	—	(13)
Equity-based compensation	—	—	615	—	615
Net loss	—	—	—	(19,034)	(19,034)
Balance, August 1, 2020	44,802,370	$448	$126,212	$(176,257)	$(49,597)

	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 2, 2019	43,672,418	$437	$121,635	$91,723	$213,795
Adoption of ASU 2016-02	—	—	—	59	59
Special cash dividend ($1.15 per share)	—	—	—	(50,154)	(50,154)
Vesting of restricted stock units	734,474	7	(7)	—	—
Shares withheld for net-share settlement of equity-based compensation	(239,117)	(2)	(1,266)	—	(1,268)
Forfeiture of restricted stock awards	(69,978)	(1)	1	—	—
Equity-based compensation	—	—	1,202	—	1,202
Net income	—	—	—	4,366	4,366
Balance, May 4, 2019	44,097,797	$441	$121,565	$45,994	$168,000
Forfeitable dividend	—	—	107	—	107
Forfeiture of restricted stock awards	(92,685)	(1)	1	—	—
Equity-based compensation	—	—	1,214	—	1,214
Net loss	—	—	—	(96,735)	(96,735)
Balance, August 3, 2019	44,005,112	$440	$122,887	$(50,741)	$72,586

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Net loss	$(89,303)	$(92,369)
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,307	18,846
Impairment of goodwill and intangible assets	24,520	95,428
Impairment of long-lived assets	26,587	2,064
Adjustment for costs to exit retail stores	(402)	—
Loss on disposal of fixed assets	256	14
Noncash amortization of deferred financing and debt discount costs	812	827
Equity-based compensation	1,291	2,416
Deferred rent incentives	(91)	(88)
Deferred income taxes	(14,749)	(6,627)
Changes in operating assets and liabilities:
Accounts receivable	2,403	(1,990)
Inventories	8,385	7,346
Prepaid expenses and other current assets	(21,838)	(2,460)
Accounts payable	1,108	(1,812)
Accrued expenses	27,810	1,733
Operating lease assets and liabilities	(772)	283
Other noncurrent assets and liabilities	(664)	(75)
Net cash (used in) provided by operating activities	(17,340)	23,536
Investing activities:
Purchases of property and equipment	(2,675)	(7,904)
Net cash used in investing activities	(2,675)	(7,904)
Financing activities:
Borrowings under revolving credit facility	33,000	—
Repayments of revolving credit facility	(1,200)	—
Repayments on debt	(1,399)	(1,399)
Payments of withholding tax on net-share settlement of equity-based compensation plans	(151)	(1,266)
Special dividend paid to shareholders	—	(50,154)
Forfeitable dividend	—	107
Net cash provided by (used in) financing activities	30,250	(52,712)
Net change in cash	10,235	(37,080)
Cash:
Beginning of Period	21,527	66,204
End of Period	$31,762	$29,124

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through about 280 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our 2019 Annual Report on Form 10-K ("2019 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements. In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 1, 2020 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended August 1, 2020 are not necessarily indicative of future results or results to be expected for the full year ending January 30, 2021 (“Fiscal Year 2020”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended February 1, 2020.

Certain prior year amounts have been reclassified for consistency with the current year presentation of store impairment charges on the Consolidated Statements of Operations and Comprehensive (Income) Loss.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern,” the Company’s management evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date of issuance of these financial statements. Although the following matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued, the Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic on March 11, 2020 resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and taking into consideration the guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, effective March 18, 2020, the Company closed all of its stores and its offices with employees working remotely where possible. The Company began reopening its stores in May 2020, with all stores having been reopened by late June 2020; however, operations of the stores may again be restricted by local guidelines.

As a result of the COVID-19 pandemic, the Company’s revenues, results of operations and cash flows have been materially adversely impacted, which has resulted in a failure by us to comply with the financial covenants contained in our Asset Based Revolving Credit Agreement (“ABL Facility”) and Term Loan Agreement (“Term Loan”). Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan. On June 15, 2020, the Company entered into two forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan. The Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on June 16, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies until July 16, 2020 so long as, among other things, the Company otherwise remained in compliance with its credit facilities and complied with the terms of the Forbearance Agreements. Subsequently, the Forbearance Agreements have been extended with the latest extension until September 26, 2020. The extensions of the Forbearance Agreements are described in

Current Reports on Forms 8-K filed by the Company with the SEC, and available on the SEC’s Edgar website as well as the Company’s website, which include the full text of the agreements as exhibits.

On September 1, 2020, the Company announced it entered into a Transaction Support Agreement (“TSA”) with lenders holding greater than 70% of the Company’s term loans (“Consenting Lenders”) and a majority of our shareholders on the principal terms of a financial restructuring (“Transaction”) that would result in a waiver of any past non-compliance with the terms of the Company’s credit facilities and provide the Company with additional liquidity. If the Transaction is consented to by the requisite term loan lenders, the Transaction will be consummated on an out-of-court basis. The out-of-court Transaction would extend the maturity of certain participating debt by two years, through May 2024. The Company is working actively with the Consenting Lenders to obtain the necessary consents.

In the event that the Transaction does not receive the consent of the term loan lenders representing 95% of the aggregate outstanding principal amount of the term loan claims under the Company’s existing Term Loan, the parties to the TSA have agreed to a prepackaged plan of reorganization under Chapter 11 of the United States Code (the “In-Court Transaction”) the key terms of which have been negotiated, including additional financing during the Chapter 11 process. While the Company hopes to receive the required consents to execute the out-of-court Transaction, the Company anticipates that as part of the In-Court Transaction all vendor claims would be unimpaired and paid in full.

The Company could experience other potential impacts as a result of the COVID-19 pandemic, including, but not limited to, additional charges from potential adjustments to the carrying amount of its inventory, goodwill, intangible assets, right-of-use assets and long-lived assets as well as additional store closures. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration of the disruption to its business. These events contribute to conditions that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued. Under the terms of the ABL Facility and Term Loan, substantial doubt about the Company’s ability to continue as a going concern is considered an event of default which allows the lenders to call the debt in advance of maturity.

In response to the COVID-19 pandemic, we have taken and continue to take aggressive and prudent actions to reduce expenses and defer payment of accounts payables and inventory purchases to preserve cash on-hand. These actions include, but are not limited to:

•	reduced staffing and operating hours at retail locations for a phase-in period upon reopening;
•	base salary reductions for our senior leadership team and suspension of pay raise for corporate employees;
•	extension of payment terms for all accounts payable, including merchandising vendors, other than those necessary to support our ecommerce business;
•	withheld rent for April and May 2020 for all of our retail locations, and June 2020 for a portion of our retail locations, while opening discussions with our landlords for amended lease terms;
•	eliminated approximately half of our catalogs and are considering implementing this as a permanent change; and
•	significantly reduced planned capital expenditures.

Additionally, we borrowed $33.0 million under our ABL Facility in March 2020, and currently have an outstanding balance of $31.8 million as of August 1, 2020. We have filed an income tax refund for $6.9 million, of which we have received $1.2 million, with the IRS and multiple state jurisdictions related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

In late May 2020, the Company began reopening its stores and as of late June 2020, all of its stores have been reopened in accordance with local government guidelines. There is significant uncertainty around the current and potential future business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores.

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

3. Revenues

Disaggregation of Revenue

The Company sells its products directly to consumers and the Company earns royalties under its credit card agreement. The following table presents disaggregated revenues by source (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Retail	$26,304	$103,666	$61,397	$206,260
Direct	66,332	77,078	122,208	150,936
Net revenues	$92,636	$180,744	$183,605	$357,196

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	August 1, 2020	February 1, 2020
Contract liabilities:
Signing bonus	$435	$506
Unredeemed gift cards	5,825	7,264
Total contract liabilities(1)	$6,260	$7,770

(1)

Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short-term portion of the signing bonus is included in accrued expenses on the consolidated balance sheet as of August 1, 2020.

For the thirteen and twenty-six weeks ended August 1, 2020, the Company recognized approximately $1.8 million and $4.0 million, respectively, of revenue related to gift card redemptions and breakage. For the thirteen and twenty-six weeks ended August 3, 2019, the Company recognized approximately $3.1 million and $6.5 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.4 million for a signing bonus related to the private label credit card agreement. The Company will recognize revenue over the remaining life of the contract as follows (in thousands):

	Fiscal Year 2020	Fiscal Year 2021	Thereafter
Signing bonus	$70	$141	$224

This disclosure does not include revenue related to performance obligations from unredeemed gift cards, as substantially all gift cards are redeemed in the first year of issuance.

4. Other Income

The Company filed an insurance claim as a result of a cargo vessel fire on or about January 8, 2019, where contents of two containers carried J.Jill inventory. In July 2019, it was determined that the inventory onboard the cargo vessel was nonsalable, and the insurance claim was settled for $3.3 million. The Company recorded a gain of $2.4 million on insurance proceeds in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the period ended August 3, 2019.

5. Asset Impairments

Long-lived Asset Impairments

In the first quarter of Fiscal Year 2020, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.  These impairment charges arose from the material adverse effect that the COVID-19 pandemic had on our results of operations, particularly with our store fleet.  The Company incurred non-cash impairment charges of $6.7 million on leasehold improvements and $20.8 million on the right-of-use assets. During the second quarter of Fiscal Year 2020, the Company recorded a $1.3 million non-cash gain on the operating leases liabilities due to its decision to close certain retail stores. Approximately $0.9 million of the benefit related to leases that were included in the impairment on right-of-use assets recorded in the first quarter of Fiscal Year 2020; therefore, the benefit was recorded as a reduction of the previously recorded impairment.

In the second quarter of Fiscal Year 2019, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, determined using a discounted cash flows method. These impairment charges arose from the Company’s decision to vacate and sublease one floor of the corporate headquarters located in Quincy, Massachusetts. The Company incurred non-cash impairment charges of $0.3 million on leasehold improvements and $1.8 million on the right-of-use asset, which were recorded as impairment of long-lived assets in the consolidated statement of operations and comprehensive income (loss).

Goodwill and Other Intangible Asset Impairments

In the first quarter of Fiscal Year 2020, the Company temporarily closed its retail locations due to the COVID-19 pandemic, which had a material adverse effect on our results of operations, financial position and liquidity and led to a significant decline in our net sales for the first quarter of Fiscal Year 2020, as well as an expected decline for the full Fiscal Year 2020. The Company concluded that these factors, as well as the decrease in stock price represented indicators of impairment and required the Company to test goodwill and indefinite-lived and definite-lived intangible assets for impairment during the first quarter of Fiscal Year 2020 (the “Impairment Test”).

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

Given that the impairment charge effectively adjusted the carrying value of the net assets to our estimated fair value as of the date of the impairment charge, the Company is at risk of future impairments in Fiscal Year 2020 if actual results differ from forecasted results or there are changes to these key assumptions used in estimating the fair value. Additionally, due to the impairments recorded during the current year, no material amount of cushion exists between the fair values and respective carrying values of the reporting units and tradename. As such, a change in forecasted discounted cash flows driven by changes in relevant assumptions, may result in further impairment charges.

The following table displays a rollforward of the carrying amount of goodwill from February 2, 2019 to August 1, 2020 (in thousands):

Goodwill at February 2, 2019	$197,026
Impairment losses	(119,429)
Balance, February 1, 2020	77,597
Impairment losses	(17,900)
Balance, August 1, 2020	$59,697

The accumulated goodwill impairment losses as of August 1, 2020 are $137.3 million.

The following table reflects the gross carrying amount and accumulated amortization and impairment for each major intangible asset:

		August 1, 2020			February 1, 2020
		(in thousands)
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization/ Impairment	Carrying Amount	Gross	Accumulated Amortization/ Impairment	Carrying Amount
Trade name	Indefinite	$58,100	$16,100	$42,000	$58,100	$12,100	$46,000
Customer relationships	13.2	134,200	74,695	59,505	134,200	67,386	66,814
Total intangible assets		$192,300	$90,795	$101,505	$192,300	$79,486	$112,814

The accumulated customer relationship impairment loss as of August 1, 2020 is $2.6 million.

In the second quarter of Fiscal Year 2019, the Company reduced comparable sales outlook for the second quarter that led to a reduced full year forecast of earnings for Fiscal Year 2019. The Company concluded that these factors, as well as the decrease in stock price represented indicators of impairment and required the Company to test goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal Year 2019 (the “Q2 FY19 Impairment Test”).

The Company performed the Q2 FY19 Impairment Test using a quantitative approach with the assistance of an independent valuation firm. The Q2 FY19 Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill and the relief-from-royalty method for indefinite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived intangible assets were below carrying values resulting in an $88.4 million impairment of goodwill and a $7.0 million impairment of the Company’s tradename (indefinite-lived intangible asset).

6. Restructuring Costs

In July 2019, the Company implemented a restructuring plan (the “2019 Restructuring Plan”) focused on cost reduction initiatives designed to execute against long-term strategies. The 2019 Restructuring Plan included headcount reductions primarily at the Company’s corporate headquarters in Quincy, Massachusetts and at the facility in Tilton, New Hampshire.

As a result of the 2019 Restructuring Plan, the Company recorded $1.6 million of restructuring costs in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. All restructuring costs were recognized in the second quarter of Fiscal Year 2019 and payments are anticipated to be complete in the third quarter of Fiscal Year 2020, ending on October 31, 2020.

The following table summarizes the activity of the restructuring costs discussed above and related accruals recorded in accrued other and other current liabilities on the consolidated balance sheet (in thousands):

	February 1, 2020	Cash Payments	Adjustments	August 1, 2020	Program Costs to Date August 1, 2020
Employee separation costs	$216	$102	$85	$29	$1,402
Other	39	1	38	—	195
Total restructuring costs	$255	$103	$123	$29	$1,597

7. Debt

The components of the Company’s outstanding Term Loan were as follows (in thousands):

	August 1, 2020	February 1, 2020
Term Loan	$236,179	$237,579
Discount on debt and debt issuance costs	(2,827)	(3,580)
Less: Current portion	(233,352)	(2,799)
Net long-term debt	$—	$231,200

Additionally, the Company borrowed $33.0 million under its ABL Facility in March 2020, and currently has an outstanding balance of $31.8 million as of August 1, 2020.

As a result of COVID-19 related store closures, the Company was unable to maintain compliance with certain of its non-financial and financial covenants for the period ended May 2, 2020. Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan. On June 15, 2020, the Company entered into two forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan. The Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on June 16, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies until July 16, 2020 so long as, among other things, the Company otherwise remained in compliance with its credit facilities and complied with the terms of the Forbearance Agreements.  Subsequently, the Forbearance Agreements were extended with the latest extension until September 26, 2020. The extensions of the Forbearance Agreements are described in Current Reports on Forms 8-K filed by the Company with the SEC, and available on the SEC’s Edgar website as well as the Company’s website, which include the full text of the agreements as exhibits.

On September 1, 2020, the Company announced it entered into a Transaction Support Agreement (“TSA”) with term loan lenders holding greater than 70% of the Company’s term loans (“Consenting Lenders”) and a majority of its shareholders on the principal terms of a financial restructuring (“Transaction”) that would result in a waiver of any past non-compliance with the terms of the Company’s credit facilities and provide the Company with additional liquidity. If the Transaction is consented to by the requisite term loan lenders, the Transaction will be consummated on an out-of-court basis. The out-of-court Transaction would extend the maturity of certain participating debt by two years, through May 2024. The Company is working actively with the Consenting Lenders to obtain the necessary consents.

In the event that the Transaction does not receive the consent of the term loan lenders representing 95.0% of the aggregate outstanding principal amount of the term loan claims under the Company’s existing Term Loan, the parties to the TSA have agreed to a prepackaged plan of reorganization under Chapter 11 of the United States Code (the “In-Court Transaction”) the key terms of which have been negotiated, including additional financing during the Chapter 11 process. While the Company hopes to receive the required consents to execute the out-of-court Transaction, the Company anticipates that as part of the In-Court Transaction all vendor claims would be unimpaired and paid in full. No assurances can be given as to the successful execution of the TSA or the level of consents which may be received from our lenders; therefore, we have classified our Term Loan as a current liability as of August 1, 2020.

8. Income Taxes

The Company recorded an income tax benefit of $7.0 million and $31.2 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively and $3.1 million and $1.6 million during the thirteen and twenty-six weeks ended August 3, 2019, respectively. The effective tax rate was 27.0% and 25.9% for the thirteen and twenty-six weeks ended August 1, 2020, respectively, and 3.1% and 1.7% for the thirteen and twenty-six weeks ended August 3, 2019, respectively.

The effective tax rate for the thirteen and twenty-six weeks ended August 1, 2020 differs from the federal statutory rate of 21% primarily due to the impact of an anticipated benefit from the CARES Act, as well as the impact of state income taxes. These benefits were partially offset by the impact on the effective tax rate from the §162(m) officer compensation limitation on the thirteen and twenty-six weeks ended August 1, 2020, while the impact of the goodwill impairment charge, which has no associated tax benefit, also impacted the twenty-six week period. The CARES Act provides for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year. The effective tax rate for the thirteen and twenty-six weeks ended August 3, 2019 is lower than the federal statutory rate of 21% primarily due to goodwill impairment of $88.4 million as well as recurring items including §162(m) officer compensation limitation, stock compensation and state income taxes.

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

Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax (“AMT”) credits. The Company’s ability to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits due to the enactment of the CARES Act resulted in an estimated tax refund of $6.9 million of which the Company has received $1.2 million. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. The Company will continue to evaluate the effects of the CARES Act as additional legislative guidance becomes available.

9. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Numerator
Net loss attributable to common shareholders:	$(19,034)	$(96,735)	$(89,303)	$(92,369)
Denominator
Weighted average number of common shares outstanding, basic:	44,767,154	43,793,348	44,589,034	43,560,434
Dilutive effect of stock options and restricted shares:	—	—	—	—
Weighted average number of common shares outstanding, diluted:	44,767,154	43,793,348	44,589,034	43,560,434
Net loss per common share attributable to common shareholders, basic:	$(0.43)	$(2.21)	$(2.00)	$(2.12)
Net loss per common share attributable to common shareholders, diluted:	$(0.43)	$(2.21)	$(2.00)	$(2.12)

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect due to the Company having a net loss for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019. There were 2,463,688 antidilutive shares for the thirteen weeks ended August 1, 2020, and 4,224,437 antidilutive shares for the thirteen weeks ended August 3, 2019, of such awards excluded. There were 2,533,148 antidilutive shares for the twenty-six weeks ended August 1, 2020, and 2,775,635 antidilutive shares for the twenty-six weeks ended August 3, 2019, of such awards excluded.

10. Equity-Based Compensation

Equity-based compensation expense was $0.6 million for the thirteen weeks ended August 1, 2020, and $1.2 million for the thirteen weeks ended August 3, 2019. Equity-based compensation expense was $1.3 million for the twenty-six weeks ended August 1, 2020, and $2.4 million for the twenty-six weeks ended August 3, 2019.

Special Dividend

On March 6, 2019, the Company’s Board of Directors declared a special cash dividend (the “Special Dividend”) of $1.15 per share payable to shareholders of record as of March 19, 2019, of which $50.2 million was paid on April 1, 2019.

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

11. Related Party Transactions

For the thirteen and twenty-six weeks ended August 1, 2020 and the thirteen and twenty-six weeks ended August 3, 2019, the Company incurred an immaterial amount of related party transactions.

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

13. Operating Leases

As of August 1, 2020, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any finance leases and no operating leases containing material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of August 1, 2020, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

The components of lease expense were as follows (in thousands):

Lease Cost	Classification	For the Thirteen Weeks Ended August 1, 2020	For the Thirteen Weeks Ended August 3, 2019	For the Twenty-Six Weeks Ended August 1, 2020	For the Twenty-Six Weeks Ended August 3, 2019
Operating lease cost	SG&A Expenses	$10,913	$11,820	$22,742	$23,372
Variable lease cost	SG&A Expenses	478	774	896	1,540
Total lease cost		$11,391	$12,594	$23,638	$24,912

Additionally, during the first quarter of Fiscal Year 2020, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method. These impairment charges arose from the material adverse effect the COVID-19 pandemic had on our results of operations, particularly with our store fleet. As part of these impairment charges, the Company incurred non-cash impairment charges of $6.7 million on leasehold improvements and $20.8 million on right-of-use assets. During the second quarter of Fiscal Year 2020, the Company recorded a $1.3 million non-cash gain on the operating lease liability due to its decision to close certain retail stores. Approximately $0.9 million of the benefit related to leases that were included in the impairment on right-of-use assets recorded in the first quarter of Fiscal Year 2020; therefore, the benefit was recorded as a reduction of the previously recorded impairment. Approximately $0.4 million of the benefit related to the adjustment to the right-of-use asset and operating lease liability of leases not previously impaired and was recorded in Selling, General and Administrative expenses.

As a result of the COVID-19 related temporary store closures, the Company withheld rent payments for all of its retail locations in April and May 2020 and for some of its retail locations in June 2020. The Company successfully negotiated commercially reasonable lease concessions with the landlords of several of our leases during the second quarter of Fiscal Year 2020, which include combinations of abated and deferred rent payments as well as term extensions. The Company is actively negotiating with the landlords of its other leases, and the withheld rent payments for such leases amounted to approximately $17.1 million as of August 1, 2020, which we have included in accrued expenses and other current liabilities on the consolidated balance sheet. The Company does not anticipate any significant late payment penalties; therefore, we have not accrued any related expenses in the thirteen or twenty-six weeks ended August 1, 2020.

The Company has elected to apply the guidance provided by the FASB pertaining to lease concessions that are a result of the COVID-19 pandemic and accordingly does not evaluate the rights and obligations pertaining to concessions in each lease but rather accounts for them assuming that such provisions exist. For each lease that contains concessions that do not significantly increase our obligations, the Company has remeasured the lease consistent with resolving a contingency and therefore adjusted the timing and amount of the lease payments without changing our assumptions (i.e. discount rate and lease classification). The concessions within the qualifying agreements vary and may include combinations of abated and deferred rent payments as well as term extensions ranging from one to three months. During the thirteen weeks ended August 1, 2020, the Company’s qualifying agreements provided abated rent payments of $0.5 million and deferred rent payments of $0.3 million that are payable over no more than 15 months beginning as early as August 2020.

For the thirteen and twenty-six weeks ended August 1, 2020, total common area maintenance expense was $3.7 million and $7.4 million, respectively. Operating lease liabilities decreased $2.0 million for the thirteen weeks ended August 1, 2020 due to the COVID related lease modifications noted above but increased $1.1 million for the twenty-six weeks ended August 1, 2020 due to obtaining operating lease assets, partially offset by the COVID related lease modifications. For the thirteen and twenty-six weeks ended August 3, 2019, total common area maintenance expense was $3.6 million and $7.1 million, respectively, while operating lease liabilities arising from obtaining operating lease assets was $4.1 million and $9.6 million, respectively.

For the thirteen and twenty-six weeks ended August 1, 2020 total cash paid for amounts included in the measurement of operating lease liabilities was $8.1 million and $12.5 million, respectively. For the thirteen and twenty-six weeks ended August 3, 2019, the total cash paid for amounts included in the measurement of operating lease liabilities was $11.9 million, and $23.7 million, respectively.

Lease Term and Discount Rate	August 1, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.9
Weighted-average discount rate
Operating leases	6.6%

Maturities of lease liabilities as of August 1, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2020	$20,633
2021	47,653
2022	43,358
2023	40,185
2024	34,830
Thereafter	98,166
Subtotal	284,825
Less: Imputed interest	57,332
Present value of lease liabilities	$227,493

(1)	There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

14. Barter Arrangement

The Company entered into a bartering arrangement with Evergreen Trading, a vendor, where the Company provided inventory in exchange for media credits. During Q3 of Fiscal Year 2019, the Company exchanged $3.3 million of inventory for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory offset by a

$2.5 million decrease in reserves and an increase to a prepaid media asset of $2.0 million which is included in “Prepaid and other current assets” and “Other assets” on the accompanying consolidated balance sheet. A gain of $1.3 million was recorded upon shipment of the inventory. The Company had $2.0 million of unused media credits remaining as of August 1, 2020 that will be used over seven years.

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

15. Subsequent Event

Forbearance Agreements

On June 15, 2020, the Company entered into two forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan with respect to the noncompliance mentioned in Note 7. The Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on June 16, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies until July 16, 2020 so long as, among other things, the Company otherwise remained in compliance with its credit facilities and complied with the terms of the Forbearance Agreements.

Subsequently, the Forbearance Agreements have been extended with the latest extension until September 26, 2020. The extensions of the Forbearance Agreements are described in Current Reports on Forms 8-K filed by the Company with the SEC, and available on the SEC’s Edgar website as well as the Company’s website, which include the full text of the agreements as exhibits.

Transaction Support Agreement

On September 1, 2020, the Company announced it entered into a TSA with Consenting Lenders on the principal terms of a Transaction that would result in a waiver of any past non-compliance with the terms of the Company’s credit facilities and provide the Company with additional liquidity.

If the Transaction is consented to by the requisite term loan lenders, the Transaction will be consummated on an out-of-court basis. The out-of-court Transaction would extend the maturity of certain participating debt by two years, or through May 2024, enabling the Company to strengthen its balance sheet and better position itself for long-term growth. The Company is working actively with the Consenting Lenders to obtain the necessary consents. In the event that the Transaction does not receive the required consents, the parties to the TSA have agreed to a prepackaged In-Court Transaction the key terms of which have been negotiated, including additional financing during the Chapter 11 process. While the Company hopes to receive the required consents to execute the out-of-court Transaction, the Company anticipates that as part of the In-Court Transaction all vendor claims would be unimpaired and paid in full.

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

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through about 280 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

Our first and second quarter financial results of Fiscal Year 2020 were significantly impacted by the COVID-19 pandemic as our stores were temporarily closed beginning in mid-March 2020 with most of our stores being reopened by mid-June 2020, but with enhanced health and safety protocols. In response to the pandemic, we acted during the period to leverage our Direct channel, while focusing on cost management and improving our liquidity. We drew down $33.0 million on our ABL in the first quarter of Fiscal Year 2020 and ended our current quarter with a cash balance of approximately $32.0 million. After approaching our vendor community, we implemented extended payment terms for nearly all goods and services, and we withheld store rent payments beginning in April of 2020. These extensions and withholdings provided time for us to work on more longer-term solutions to help us through the pandemic. These solutions included cost reductions, including pay reductions for employees in our headquarters, furlough of store and some headquarter and distribution center staff, reductions in Marketing, reductions in Board of Directors fees, and reductions in other general expenses. Additionally, we have eliminated approximately half of our catalogs, which we are considering implementing as a permanent change.  We have also been limiting investments in our ecommerce business to necessary website and supporting functions, and we have significantly reduced planned capital expenditures.

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

We have also filed an income tax refund for $6.9 million, of which we have received $1.2 million, with the IRS and multiple state jurisdictions related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations.  These initiatives include our ecommerce site, which was re-platformed in Fiscal Year 2017, and our initiative to upgrade and enhance our information systems. Although initiatives of this nature are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as our ability to successfully achieve the expected benefits of these initiatives, may affect our results of operations in future periods.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating metrics, including GAAP and non-GAAP measures, including the following:

Net sales consist primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through our Retail channel and Direct channel. Net sales also include shipping and handling fees collected from customers and royalty revenues and marketing reimbursements related to our private label credit card agreement. Revenue from our Retail channel is recognized at the time of sale and revenue from our Direct channel is recognized upon shipment of merchandise to the customer.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Statements of Operations Data:
Net loss	$(19,034)	$(96,735)	$(89,303)	$(92,369)
Interest expense, net	4,244	5,019	8,887	10,026
Income tax benefit	(7,034)	(3,069)	(31,151)	(1,631)
Depreciation and amortization	8,277	9,396	17,313	18,848
Equity-based compensation expense(a)	615	1,214	1,291	2,416
Write-off of property and equipment (b)	244	8	256	14
Impairment of goodwill and other intangible assets	—	95,428	24,520	95,428
Adjustment for costs to exit retail stores (c)	(402)	—	(402)	—
Impairment of long-lived assets(d)	(893)	2,064	26,587	2,064
Other non-recurring expenses (e)	7,523	(740)	9,707	(740)
Adjusted EBITDA	$(6,460)	$12,585	$(32,295)	$34,056
Net sales	$92,636	$180,744	$183,605	$357,196
Adjusted EBITDA margin	(7.0)%	7.0%	(17.6)%	9.5%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grants.

(b)	Represents net gain or loss on the disposal of fixed assets.
(c)	Represents non-cash gains associated with exiting store leases earlier than anticipated.
(d)

Represents impairment of long-lived assets related to the right-of-use asset and leasehold improvements. For the thirteen weeks ended August 1, 2020, the Company recognized a benefit (or reversal of prior period impairment) caused by the adjustment of the operating lease liability related to stores that were permanently closed during the period.

(e)

Represents items management believes are not indicative of ongoing operating performance. For the twenty-six weeks ended August 1, 2020, these expenses are primarily composed of legal and advisory costs and incremental one-time costs related to the COVID-19 pandemic, including supplies and cleaning expenses as well as hazard pay and benefits, as well as retention expenses.

Items Affecting Comparability of Financial Results

Impairment losses. Our Fiscal Year 2020 year-to-date results include impairment charges of $51.1 million for long-lived assets (operating lease right of use asset and leasehold improvements), goodwill and intangible assets. We had $97.5 million of impairment charges in Q2 of Fiscal Year 2019 for goodwill, intangible assets and long-lived assets. See Note 5, Asset Impairments, in Item I, Financial Statements, for additional information on these impairment losses.

COVID-19 impact. Our second quarter and year-to-date Fiscal Year 2020 financial results were significantly impacted by the COVID-19 pandemic as our stores were temporarily closed beginning in mid-March in efforts to stop the spread of the virus. Although the stores were temporarily closed and the Company lost revenues as a result, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to prior periods.

Results of Operations

Thirteen weeks ended August 1, 2020 Compared to Thirteen weeks ended August 3, 2019

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended August 3, 2019 to the Thirteen Weeks
	August 1, 2020		August 3, 2019		Ended August 1, 2020
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$92,636	100.0%	$180,744	100.0%	$(88,108)	(48.7)%
Costs of goods sold	37,616	40.6%	75,403	41.7%	(37,787)	(50.1)%
Gross profit	55,020	59.4%	105,341	58.3%	(50,321)	(47.8)%
Selling, general and administrative expenses	77,737	83.9%	102,634	56.8%	(24,897)	(24.3)%
Impairment of long-lived assets	(893)	(1.0)%	2,064	1.1%	(2,957)	(143.2)%
Impairment of goodwill	—	—	88,428	48.9%	(88,428)	100.0%
Impairment of other intangible assets	—	—	7,000	3.9%	(7,000)	100.0%
Operating loss	(21,824)	(23.6)%	(94,785)	(52.4)%	72,961	(77.0)%
Interest expense, net	4,244	4.6%	5,019	2.8%	(775)	(15.4)%
Loss before provision for income taxes	(26,068)	(28.1)%	(99,804)	(55.2)%	73,736	(73.9)%
Income tax benefit	(7,034)	(7.6)%	(3,069)	(1.7)%	(3,965)	129.2%
Net loss	$(19,034)	(20.5)%	$(96,735)	(53.5)%	$77,701	(80.3)%

Net Sales

Net sales for the thirteen weeks ended August 1, 2020 decreased $88.1 million, or 48.7%, to $92.6 from $180.7 million for the thirteen weeks ended August 3, 2019.  At the end of those same periods, we operated 281 and 286 retail stores, respectively. The decrease in total net sales versus the prior year was primarily driven by the temporary closure of our stores, particularly at the beginning of the quarter ended August 1, 2020, as a response to the COVID-19 pandemic. Essentially all of our stores were reopened midway through the second quarter, following local mandates with reduced hours and enhanced health and safety protocols.

Our Retail channel contributed 28.4% of our net sales in the thirteen weeks ended August 1, 2020 and 57.4% in the thirteen weeks ended August 3, 2019. Our Direct channel contributed 71.6% of our net sales in the thirteen weeks ended August 1, 2020 and 42.6% in the thirteen weeks ended August 3, 2019.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended August 1, 2020 decreased $50.3 million, or 47.8%, to $55.0 million from $105.3 million for the thirteen weeks ended August 3, 2019. The gross margin for the thirteen weeks ended August 1, 2020 was 59.4% compared to 58.3% for the thirteen weeks ended August 3, 2019. The gross margin improvement was primarily due to a $2.4 million change in estimate during the thirteen weeks ended August 1, 2020 to reduce an accrual for potential future product liabilities. Additionally, higher promotions and markdown activity in the current year period were substantially offset by liquidation actions taken in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended August 1, 2020 decreased $24.9 million, or 24.3%, to $77.7 million from $102.6 million for the thirteen weeks ended August 3, 2019. The decrease was primarily driven by expense reduction actions taken in the first quarter ended May 2, 2020, which included a reduction in headcount, pay reductions, lower store payroll related to the temporary closure of our stores and lower marketing costs.

As a percentage of net sales, selling, general and administrative expenses were 83.9% for the thirteen weeks ended August 1, 2020 compared to 56.8% for the thirteen weeks ended August 3, 2019, driven by the reduced level of retail sales.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan and ABL Facility, partially offset by interest earned on cash. Interest expense, net for the thirteen weeks ended August 1, 2020 decreased $0.8 million, or 15.4%, to $4.2 million from $5.0 million for the thirteen weeks ended August 3, 2019.

Income Tax Benefit

The income tax benefit was $7.0 million for the thirteen weeks ended August 1, 2020 compared to $3.1 million for the thirteen weeks ended August 3, 2019, while our effective tax rates for the same periods were 27.0% and 3.1%, respectively. The higher effective tax rate in the current period was driven by the anticipated benefit from the CARES Act, the impact on the effective tax rate and the impact of state income taxes, partially offset by the impact on the effective tax rate from §162(m) officer compensation limitation as well as the goodwill impairment charge, which has no associated tax benefit. The CARES Act provides for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year. The difference in the effective tax rates is also partially driven by the treatment of the impairment of goodwill and indefinite-lived intangible assets in the thirteen weeks ended August 3, 2019.

Twenty-six weeks ended August 1, 2020 Compared to Twenty-six weeks ended August 3, 2019

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended August 3, 2019 to the Twenty-Six Weeks Ended August 1, 2020
(in thousands)	August 1, 2020		August 3, 2019
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$183,605	100.0%	$357,196	100.0%	$(173,591)	(48.6)%
Costs of goods sold	78,420	42.7%	135,599	38.0%	(57,179)	(42.2)%
Gross profit	105,185	57.3%	221,597	62.0%	(116,412)	(52.5)%
Selling, general and administrative expenses	165,645	90.2%	208,079	58.3%	(42,434)	(20.4)%
Impairment of long-lived assets	26,587	14.5%	2,064	0.6%	24,523	1188.1%
Impairment of goodwill	17,900	9.7%	88,428	24.8%	(70,528)	(79.8)%
Impairment of other intangible assets	6,620	3.6%	7,000	2.0%	(380)	(5.4)%
Operating loss	(111,567)	(60.8)%	(83,974)	(23.5)%	(27,593)	32.9%
Interest expense, net	8,887	4.8%	10,026	2.8%	(1,139)	(11.4)%
Loss before provision for income taxes	(120,454)	(65.6)%	(94,000)	(26.3)%	(26,454)	28.1%
Income tax benefit	(31,151)	(17.0)%	(1,631)	(0.5)%	(29,520)	1809.9%
Net loss	$(89,303)	(48.6)%	$(92,369)	(25.9)%	$3,066	(3.3)%

Net Sales

Net sales for the twenty-six weeks ended August 1, 2020 decreased $173.6 million, or 48.6%, to $183.6 million from $357.2 million for the twenty-six weeks ended August 3, 2019.  At the end of both of those same periods, we operated 281 and 286 retail stores, respectively. The decrease in total net sales versus the prior year was primarily driven by the temporary closure of our stores, particularly for the second half of the first quarter and the first half of the second quarter of Fiscal Year 2020, as a response to the COVID-19 pandemic. Essentially all of our stores were reopened midway through the second quarter, following local mandates with reduced hours and enhanced health and safety protocols.

Our Retail channel contributed 33.4% of our net sales in the twenty-six weeks ended August 1, 2020 and 57.7% in the twenty-six weeks ended August 3, 2019. Our Direct channel contributed 66.6% of our net sales in the twenty-six weeks ended August 1, 2020 and 42.3% in the twenty-six weeks ended August 3, 2019.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended August 1, 2020 decreased $116.4 million, or 52.5%, to $105.2 million from $221.6 million for the twenty-six weeks ended August 3, 2019. The gross margin for the twenty-six weeks ended August 1, 2020 was 57.3% compared to 62.0% for the twenty-six weeks ended August 3, 2019, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods, particularly after the temporary closure of our stores, and a $3.0 million accrual for potential future liability payments to vendors for order cancellations which were issued as part of the Company’s COVID-19 response.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended August 1, 2020 decreased $42.4 million, or 20.4%, to $165.6 million from $208.1 million for the twenty-six weeks ended August 3, 2019. The decrease was primarily driven by expense reduction actions taken in Fiscal Year 2020, which included a reduction in headcount, pay reductions, lower store payroll related to the temporary closure of our stores and the subsequent reopening of the stores at lower staffing rates and reduced hours, and lower marketing costs.

As a percentage of net sales, selling, general and administrative expenses were 90.2% for the twenty-six weeks ended August 1, 2020 compared to 58.3% for the twenty-six weeks ended August 3, 2019, primarily driven by revenue decreases since the temporary closure of the Company’s stores as part of its COVID-19 response.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, partially offset by interest earned on cash. Interest expense for the twenty-six weeks ended August 1, 2020 decreased $1.1 million, or 11.4%, to $8.9 million from $10.0 million for the twenty-six weeks ended August 3, 2019.

Income Tax Benefit

The income tax benefit was $31.2 million for the twenty-six weeks ended August 1, 2020 compared to $1.6 million for the twenty-six weeks ended August 3, 2019. Our effective tax rates for the same periods were 25.9% and 1.7%, respectively. The higher effective tax rate in the current period was driven by the anticipated benefit from the CARES Act, the impact on the effective tax rate and the impact of state income taxes, partially offset by the impact on the effective tax rate from §162(m) officer compensation limitation as well as the goodwill impairment charge, which has no associated tax benefit.  The CARES Act provides for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year. The difference in the effective tax rates is also partially driven by the treatment of the impairment of goodwill and indefinite-lived intangible assets in the twenty-six weeks ended August 3, 2019.

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

As discussed above, our liquidity has been materially adversely impacted by the COVID-19 pandemic. We have filed an income tax refund for $6.9 million, of which we have received $1.2 million, with the IRS related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

As a result of the COVID-19 pandemic, the Company’s revenues, results of operations, and cash flows have been materially adversely impacted, and resulted in a failure by us to comply with the financial covenants contained in our ABL Facility and Term Loan agreements for the period ended August 1, 2020. This has led to substantial doubt about the Company’s ability to continue as a going concern. The inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan agreements. As a result of the violation of affirmative covenants, lenders could exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities.

On June 15, 2020, the Company entered into two forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan. The Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on June 16, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies until July 16, 2020 so long as, among other things, the Company otherwise remained in compliance with its credit facilities and complied with the terms of the Forbearance Agreements. Subsequently, the Forbearance Agreements were extended with the latest extension until September 26, 2020. The extensions of the Forbearance Agreements are described in Current Reports on Forms 8-K filed by the Company with the SEC, and available on the SEC’s Edgar website as well as the Company’s website, which include the full text of the agreements as exhibits.

On September 1, 2020, the Company announced it entered into a Transaction Support Agreement (“TSA”) with term loan lenders holding greater than 70% of the Company’s term loans (“Consenting Lenders”) and a majority of its shareholders on the principal terms of a financial restructuring (“Transaction”) that would result in a waiver of any past non-compliance with the terms of the Company’s credit facilities and provide the Company with additional liquidity. If the Transaction is consented to by the requisite term loan lenders, the Transaction will be consummated on an out-of-court basis. The out-of-court Transaction would extend the maturity of certain participating debt by two years, through May 2024. The Company is working actively with the Consenting Lenders to obtain the necessary consents.

In the event that the Transaction does not receive the required consents, the parties to the TSA have agreed to a prepackaged plan of reorganization under Chapter 11 of the United States Code (the “In-Court Transaction”) the key terms of which have been negotiated, including additional financing during the Chapter 11 process. While the Company hopes to receive the required consents to execute the out-of-court Transaction, the Company anticipates that as part of the In-Court Transaction all vendor claims would be unimpaired and paid in full.

The Company could experience other potential impacts as a result of the COVID-19 pandemic, including, but not limited to, additional charges from potential adjustments to the carrying amount of its inventory, goodwill, intangible assets, right-of-use assets and long-lived assets. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration of the disruption to its business. Our future operating performance and our ability to service or extend our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.

Capital expenditures were $2.7 million for the twenty-six weeks ended August 1, 2020 compared to $7.9 million for the twenty-six weeks ended August 3, 2019.  The decrease in capital expenditures in Fiscal Year 2020 was due primarily to our efforts to reduce cash expenditures and preserve cash on-hand in the wake of the COVID-19 pandemic.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019
Net cash (used in) provided by operating activities	$(17,340)	$23,536
Net cash used in investing activities	(2,675)	(7,904)
Net cash provided by (used in) financing activities	30,250	(52,712)

Net Cash (used in) provided by Operating Activities

Net cash (used in) provided by operating activities declined by $40.9 million dollars as compared to the prior year as cash-related income was a use of cash in the current year due to the impact of temporarily closing the stores in response to the COVID-19 pandemic as compared to a source of cash in the prior year.  The use of cash caused by the current year loss was substantially offset by working capital improvements due to withholding April and May 2020 rent payments at all of our retail locations, and June 2020 rent payments at a portion of retail locations, totaling approximately $17.1 million and extending payment terms with merchandising vendors.

Net cash used in operating activities during the twenty-six weeks ended August 1, 2020 was $17.3 million. Key elements of cash used in operating activities were (i) net loss of $89.3 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $55.5 million, primarily driven by impairment of goodwill and indefinite-lived intangible assets, depreciation and amortization, partially offset by deferred income taxes, and (iii) a source of cash from net operating assets and liabilities of $16.4 million, primarily driven by increases in accounts payable and accrued liabilities.

Net cash provided by operating activities during the twenty-six weeks ended August 3, 2019 was $23.5 million. Key elements of cash provided by operating activities were (i) net loss of $92.4 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $112.9 million, primarily driven by depreciation and amortization and equity based compensation and noncash amortization of deferred financing and debt discount costs, partially offset by deferred income taxes, and (iii) use of cash from net operating assets and liabilities of $3.0 million, primarily driven by higher inventory, accounts receivable and prepaid expense and other current assets levels, partially offset by higher accrued expense levels.

Net Cash used in Investing Activities

Net cash used in investing activities during the twenty-six weeks ended August 1, 2020 was $2.7 million, representing purchases of property and equipment related investments in stores and information systems.

Net cash used in investing activities during the twenty-six weeks ended August 3, 2019 was $7.9 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash provided by (used in) Financing Activities

Net cash provided by financing activities during the twenty-six weeks ended August 1, 2020 was $30.3 million, which was driven by the borrowing under the ABL Facility.

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

Credit Facilities

At August 1, 2020 there was $31.8 million outstanding under the ABL Facility and at February 1, 2020 there were no loan amounts outstanding under the ABL Facility. At August 1, 2020 and February 1, 2020, the Company had outstanding letters of credit in the amount of $2.7 million and $1.7 million, respectively, and maximum additional borrowing capacity of $5.5 million and $38.3 million, respectively.

Contractual Obligations

The Company’s contractual obligations consist primarily of debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the twenty-six weeks ended August 1, 2020, as a result of COVID-19 related temporary store closures, the Company was unable to maintain compliance with certain of its non-financial and financial covenants.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the Company’s ability to consummate the Transaction, on the terms proposed or at all, including the Company’s ability to obtain requisite support of the Transaction from various stakeholders and to finalize the terms and documentation relating to the Transaction; the Company’s ability to comply with the terms of the TSA, including completing various stages of the restructuring within the dates specified therein; the effects of disruption from the proposed financial restructuring making it more difficult to maintain business, financing and operational relationships; the Company’s ability to achieve the potential benefits of the proposed financial restructuring; the impact of the COVID-19 epidemic and political unrest on the Company and the economy as a whole; the Company’s ability to adequately and effectively negotiate a long-term solution under its outstanding debt instruments; risks related to the Forbearance Agreements, including the duration of such agreements and the Company’s ability to meet its ongoing obligations under such agreements; the Company’s ability to take actions that are sufficient to eliminate the substantial doubt about its ability to continue as a going concern; the Company’s ability to develop a plan to regain compliance with the continued listing criteria of the NYSE; the NYSE’s acceptance of such plan; the Company’s ability to execute such plan and to continue to comply with applicable listing standards within the available cure period; risks arising from the potential suspension of trading of the Company’s common stock on the NYSE; regional, national or global political, economic, business, competitive, market and regulatory conditions, including risks regarding our ability to manage inventory or anticipate consumer demand; changes in consumer confidence and spending; our competitive environment; our failure to open new profitable stores or successfully enter new markets and other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the year ended February 1, 2020 and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan and ABL Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of August 1, 2020, there was $31.8 million outstanding balance under the ABL Facility, and $2.7 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $5.5 million and the amount outstanding under the Term Loan had decreased to $236.2 million as a result of the scheduled repayments. We currently do not engage in any interest rate hedging activity. Based on the interest rate on the ABL Facility at August 1, 2020, and the schedule of outstanding borrowings under our Term Loan, a 10% change in our current interest rate would affect net income by $1.2 million during Fiscal Year 2020.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form-10-Q. Because of the material weakness in our internal control over financial reporting previously disclosed in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2020, our disclosure controls and procedures were not effective.

Changes to Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended August 1, 2020. We concluded that the changes discussed below in “Remediation Plan” during the quarter ended August 1, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management is actively implementing a remediation plan to ensure the material weakness is fully remediated. The Company has taken and continues to take steps to strengthen our internal processes and controls associated with accounting for goodwill and tradename impairment.

We believe that these actions will effectively remediate the material weakness. However, until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness in our internal controls over financial reporting will not be considered remediated

Limitations on the Effectiveness of Controls and Procedures

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

Item 1A. Risk Factors

The updated risk factors below arose primarily due to the COVID-19 pandemic. Additional factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.  However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The novel coronavirus (COVID-19) pandemic has disrupted and may further disrupt our business, which has and could further materially adversely affect our operations and business and financial results.

The novel coronavirus (COVID-19) pandemic has had a material adverse effect on our business. The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks, or public health emergencies will impact our business, liquidity, financial condition, and results of operations, depends on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, epidemic, disease outbreak, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for retail and levels of consumer confidence; our ability to successfully navigate the impacts; government action, including restrictions on congregating in heavily populated areas, such as malls and shopping centers; and increased unemployment and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition, and results of operations.

Certain scientists and medical experts have forecasted that a potential “second wave” of COVID-19 may occur in the U.S. in the late third quarter or the fourth quarter of calendar 2020 and continue into calendar 2021, and there is the risk that any second wave may be on a larger scale than the initial wave of COVID-19 that the U.S. has experienced and is currently experiencing. The sustained current outbreak and continued spread of COVID-19 has caused economic disruption, including wide scale unemployment, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession.

The spread of COVID-19 has also caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our business, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

The degree to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the possibility of a “second wave” of COVID-19, the actions to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic will impact our customers, suppliers and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us.

We are currently in non-compliance with the financial covenants in our credit agreements, which limits our liquidity and could result in an acceleration of the amounts we owe under the facilities.

Our term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, a wholly-owned subsidiary of us, the various lenders party thereto and Jefferies Finance LLC as the administrative agent, as amended on May 27, 2016 by Amendment No. 1 thereto (the “Term Loan Agreement”) and our ABL credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, certain subsidiaries from time to time party thereto, the lenders party thereto and CIT Finance LLC as the administrative agent and collateral agent, as amended on May 27, 2016 by Amendment No. 1 thereto, as further amended on August 22, 2018 by Amendment No. 2 to reduce the frequency of borrowing base certificate submissions as long as certain conditions are maintained and as further amended on June 12, 2019 by Amendment No. 3 to extend the term date to May 8, 2023 (the “ABL Facility” and, together with the Term Loan Agreement, the “Credit Agreements”), each contain, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to grant liens, incur additional debt, pay dividends, cause our subsidiaries to pay dividends to us, make certain investments and engage in certain merger, consolidation or asset sale transactions. Failure to maintain these covenants will have a significant impact on our operations.

As a result of COVID-19 related store closures, the Company was unable to maintain compliance with certain of its nonfinancial and financial covenants for the period ended May 2, 2020. Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our Credit Agreements. On June 15, 2020, the Company entered into two forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan. The Forbearance Agreements are described in a Current Report on Form 8-K filed by the Company with the SEC on June 16, 2020, and available on the SEC’s Edgar website as well as the Company’s website, which includes the full text of the agreement as an exhibit. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies until July 16, 2020 so long as, among other things, the Company otherwise remained in compliance with its credit facilities and complied with the terms of the Forbearance Agreements. Subsequently, the Forbearance Agreements were extended with the latest extension until September 26, 2020. The extensions of the Forbearance Agreements are described in Current Reports on Forms 8-K filed by the Company with the SEC, and available on the SEC’s Edgar website as well as the Company’s website, which include the full text of the agreements as exhibits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 0001-38026))

3.2	Bylaws of J.Jill, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s 10-K, filed on April 28, 2017 (File No.001-38026))

10.1	Forbearance Agreements, dated as of June 15, 2020 (incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to the Company’s Form 8-K, filed on June 16, 2020 (File No. 001-38026)).

10.2	Forbearance Agreements, dated as of July 15, 2020 (incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to the Company’s Form 8-K, filed on July 16, 2020 (File No. 001-38026)).

10.3	Forbearance Agreements, dated as of July 22, 2020 (incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to the Company’s Form 8-K, filed on July 23, 2020 (File No. 001-38026)).

10.4	Forbearance Agreements, dated as of July 29, 2020 (incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to the Company’s Form 8-K, filed on July 30, 2020 (File No. 001-38026)).

10.5	Forbearance Agreements, dated as of August 5, 2020 (incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to the Company’s Form 8-K, filed on August 6, 2020 (File No. 001-38026)).

10.6	Forbearance Agreements, dated as of August 12, 2020 (incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to the Company’s Form 8-K, filed on August 13, 2020 (File No. 001-38026)).

10.7	Forbearance Agreements, dated as of August 26, 2020 (incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to the Company’s Form 8-K, filed on August 27, 2020 (File No. 001-38026)).

10.8	Forbearance Agreements, dated as of August 31, 2020 (incorporated by reference from Exhibit 10.1 and Exhibit 10.2 to the Company’s Form 8-K, filed on September 1, 2020 (File No. 001-38026)).

10.9	Transaction Support Agreement, dated as of August 31, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on September 1, 2020 (File No. 001-38026)).

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

J.Jill, Inc.

Date: September 10, 2020	By:	/s/ James Scully
James Scully
Interim Chief Executive Officer

Date: September 10, 2020	By:	/s/ Mark Webb
Mark Webb
Executive Vice President and Chief Financial Officer