Form 10-Q
period 2020-10-31
J.Jill, Inc.
filed 2020-12-11
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

As of December 7, 2020, the registrant had 9,619,850 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	October 31, 2020	February 1, 2020
Assets
Current assets:
Cash	$9,197	$21,527
Accounts receivable	3,728	6,568
Inventories, net	67,584	72,599
Prepaid expenses and other current assets	41,570	22,256
Total current assets	122,079	122,950
Property and equipment, net	83,337	107,645
Intangible assets, net	99,240	112,814
Goodwill	59,697	77,597
Operating lease assets, net	170,843	211,332
Other assets	2,134	1,650
Total assets	$537,330	$633,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$62,518	$43,053
Accrued expenses and other current liabilities	57,724	42,712
Current portion of long-term debt	2,799	2,799
Current portion of operating lease liabilities	36,564	33,875
Total current liabilities	159,605	122,439
Long-term debt, net of discount and current portion	228,547	231,200
Deferred income taxes	16,824	31,034
Operating lease liabilities, net of current portion	186,258	208,800
Warrants and derivative liability	14,841	—
Other liabilities	1,735	1,950
Total liabilities	607,810	595,423
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 9,619,976 and 8,857,625 shares issued and outstanding at October 31, 2020 and February 1, 2020, respectively	96	89
Additional paid-in capital	128,840	125,430
Accumulated deficit	(199,416)	(86,954)
Total shareholders’ equity (deficit)	(70,480)	38,565
Total liabilities and shareholders’ equity	$537,330	$633,988

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$117,224	$166,085	$300,829	$523,281
Costs of goods sold	48,225	59,137	126,645	194,736
Gross profit	68,999	106,948	174,184	328,545
Selling, general and administrative expenses	92,184	97,972	257,829	306,051
Impairment of long-lived assets	906	—	27,493	2,064
Impairment of goodwill	—	—	17,900	88,428
Impairment of intangible assets	—	—	6,620	7,000
Operating (loss) income	(24,091)	8,976	(135,658)	(74,998)
Other expense	1,628	-	1,628	—
Interest expense, net	4,753	4,826	13,640	14,852
(Loss) income before provision for income taxes	(30,472)	4,150	(150,926)	(89,850)
Income tax (benefit) provision	(7,313)	1,763	(38,464)	132
Net (loss) income and total comprehensive (loss) income	$(23,159)	$2,387	$(112,462)	$(89,982)
Net (loss) income per common share attributable to common shareholders:
Basic	$(2.52)	$0.27	$(12.49)	$(10.31)
Diluted	$(2.52)	$0.27	$(12.49)	$(10.31)
Weighted average number of common shares outstanding:
Basic	9,177,350	8,767,733	9,004,321	8,730,636
Diluted	9,177,350	8,790,140	9,004,321	8,730,636

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

					Total
			Additional		Shareholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, February 1, 2020	8,857,625	$89	$125,430	$(86,954)	$38,565
Vesting of restricted stock units	138,202	1	(1)	—	—
Net-share settlement of equity-based compensation	(40,987)	—	(137)	—	(137)
Equity-based compensation	—	—	676	—	676
Net loss	—	—	—	(70,269)	(70,269)
Balance, May 2, 2020	8,954,840	$90	$125,968	$(157,223)	$(31,165)
Vesting of restricted stock units	7,961	—	—	—	—
Net-share settlement of equity-based compensation	(2,327)	—	(13)	—	(13)
Equity-based compensation	—	—	615	—	615
Net loss	—	—	—	(19,034)	(19,034)
Balance, August 1, 2020	8,960,474	$90	$126,570	$(176,257)	$(49,597)
Vesting of restricted stock units	4,875	—	(13)	—	(13)
Net-share settlement of equity-based compensation	(1,428)	—	9	—	9
Equity-based compensation	—	—	323	—	323
Forfeiture of restricted stock awards	(661)	—	—	—	—
Participating lender equity consideration	656,717	6	1,951	—	1,957
Net loss	—	—	—	(23,159)	(23,159)
Balance, October 31, 2020	9,619,976	$96	$128,840	$(199,416)	$(70,480)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, February 2, 2019	8,734,484	$88	$121,984	$91,723	$213,795
Adoption of ASU 2016-02	—	—	—	59	59
Special cash dividend ($1.15 per share)	—	—	—	(50,154)	(50,154)
Vesting of restricted stock units	146,895	1	(1)	—	—
Net-share settlement of equity-based compensation	(47,823)	—	(1,268)	—	(1,268)
Forfeiture of restricted stock awards	(13,996)	—	—	—	—
Equity-based compensation	—	—	1,202	—	1,202
Net income	—	—	—	4,366	4,366
Balance, May 4, 2019	8,819,559	$89	$121,917	$45,994	$168,000
Forfeitable dividend	—	—	107	—	107
Forfeiture of restricted stock awards	(18,537)	—	—	—	—
Equity-based compensation	—	—	1,214	—	1,214
Net loss	—	—	—	(96,735)	(96,735)
Balance, August 3, 2019	8,801,022	$89	$123,238	$(50,741)	$72,586
Vesting of restricted stock units	10,087	—	(0)	—	—
Net-share settlement of equity-based compensation	(2,966)	—	(35)	—	(35)
Forfeitable dividend	—	—	7	—	7
Forfeiture of restricted stock awards	(1,222)	—	—	—	—
Equity-based compensation	—	—	1,128	—	1,128
Net income	—	—	—	2,387	2,387
Balance, November 2, 2019	8,806,922	$89	$124,338	$(48,354)	$76,072

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Net loss	$(112,462)	$(89,982)
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,663	28,301
Impairment of goodwill and intangible assets	24,520	95,428
Impairment of long-lived assets	27,493	2,064
Adjustment for exited retail stores	(958)	—
Loss on disposal of fixed assets	376	85
Gain from barter arrangement	—	(1,274)
Noncash interest expense	1,350	1,250
Noncash change in fair value of warrants and derivatives	1,628	-
Equity-based compensation	1,614	3,544
Deferred rent incentives	(136)	(133)
Deferred income taxes	(14,210)	(7,908)
Changes in operating assets and liabilities:
Accounts receivable	2,840	(3,677)
Inventories	5,015	(4,797)
Prepaid expenses and other current assets	(19,313)	(1,662)
Accounts payable	19,562	(4,102)
Accrued expenses	15,848	(60)
Operating lease assets and liabilities	1,437	718
Other noncurrent assets and liabilities	(631)	(108)
Net cash (used in) provided by operating activities	(20,364)	17,687
Investing activities:
Purchases of property and equipment	(3,037)	(13,493)
Net cash used in investing activities	(3,037)	(13,493)
Financing activities:
Borrowings under revolving credit facility	33,000	—
Repayments of revolving credit facility	(33,000)	—
Borrowings under subordinated facility, net of issuance costs	14,560	—
Lender fees for priming loans	(1,235)	—
Repayments on debt	(2,099)	(2,099)
Payments of withholding tax on net-share settlement of equity-based compensation plans	(155)	(1,301)
Special dividend paid to shareholders	—	(50,154)
Forfeitable dividend	—	114
Net cash provided by (used in) financing activities	11,071	(53,440)
Net change in cash	(12,330)	(49,246)
Cash:
Beginning of Period	21,527	66,204
End of Period	$9,197	$16,958

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through about 275 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our 2019 Annual Report on Form 10-K ("2019 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements. In the opinion of management, these interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 1, 2020 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and thirty-nine weeks ended October 31, 2020 are not necessarily indicative of future results or results to be expected for the full year ending January 30, 2021 (“Fiscal Year 2020”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended February 1, 2020.

Certain prior year amounts have been restated to reflect the reverse stock split on November 9, 2020 including common stock par value and additional paid-in capital on the Consolidated Balance Sheets and, shares and per share amounts on the Consolidated Statements of Operations and Comprehensive Income (Loss).  The prior year’s impairment of long-lived assets has been reclassified to be consistent with the current year presentation on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In December 2019, COVID-19 pandemic (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic on March 11, 2020 resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and taking into consideration the guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, effective March 18, 2020, the Company closed all of its stores and its offices with employees working remotely where possible. The Company began reopening its stores in May 2020, with all stores having been reopened by late June 2020; however, operations of the stores may again be restricted by local guidelines.

As a result of COVID-19, the Company’s revenues, results of operations and cash flows were materially adversely impacted, which resulted in a failure by us to comply with the financial covenants contained in our Asset Based Revolving Credit Agreement (“ABL Facility”) and Term Loan Agreement (“Term Loan”). Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan. During 2020, the Company entered into forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies through the period of time that allowed the Company to enter into a Transaction Support Agreement (“TSA”) on August 31, 2020 with lenders holding greater than 70% of the Company’s term loans (“Consenting Lenders”) and a majority of our shareholders on the principal terms of a financial restructuring (“Transaction”).  The Transaction was consented to by the requisite term loan lenders and was consummated on an out-of-court basis on September 30, 2020. The Transaction resulted in a waiver of any past non-compliance with the terms of the Company’s credit facilities, provided the Company with additional liquidity and extended the maturity of certain participating debt by two years, through May 2024.  Refer to Note 7, Debt for a further discussion of the Company’s debt restructuring.

The Company could experience other potential impacts as a result of COVID-19, including, but not limited to, additional charges from potential adjustments to the carrying amount of its inventory, goodwill, intangible assets, right-of-use assets and long-lived assets as well as additional store closures. Actual results may differ materially from the Company’s current estimates as considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of a resurgence of COVID-19 with its potential for future business disruption and the related impacts on the U.S. economy in the coming 12 months.  If one or more of these risks materialize, we believe that our current liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months.  These risks raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued.

In response to COVID-19, we have taken and continue to take aggressive and prudent actions to reduce expenses and manage working capital to preserve cash on-hand. These actions include, but are not limited to:

•	reduced staffing and operating hours at retail locations for a phase-in period since reopening;
•	base salary reductions for our senior leadership team for a period of time, and suspension of pay raises for corporate employees;
•	extension of payment terms for all accounts payable, including merchandising vendors, other than those necessary to support our ecommerce business;
•	negotiated with certain landlords for rent abatements and/or rent deferrals;
•	withheld rent for certain retail locations related to the period of time they were closed, while continuing to negotiate with landlords for amended lease terms;
•	eliminated approximately half of our catalogs and are considering implementing this as a permanent change; and
•	significantly reduced planned capital expenditures.

Additionally, we have filed an income tax refund for $6.9 million, of which we have received $5.9 million, with the IRS and multiple state jurisdictions related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020.  A portion of the deferral is payable in 2021 with the remainder due in 2022. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

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

3. Revenues

Disaggregation of Revenue

The Company sells its apparel and accessory merchandise through retail stores (“Retail”) and through its website and catalog orders (“Direct”). The following table presents disaggregated revenues by source (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Retail	$42,991	$94,748	$104,388	$301,008
Direct	74,233	71,337	196,441	222,273
Net revenues	$117,224	$166,085	$300,829	$523,281

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	October 31, 2020	February 1, 2020
Contract liabilities:
Signing bonus	$400	$506
Unredeemed gift cards	5,444	7,264
Total contract liabilities(1)	$5,845	$7,770

(1)

Included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The short-term portion of the signing bonus is included in accrued expenses on the consolidated balance sheet as of October 31, 2020.

For the thirteen and thirty-nine weeks ended October 31, 2020, the Company recognized approximately $1.7 million and $5.7 million, respectively, of revenue related to gift card redemptions and breakage. For the thirteen and thirty-nine weeks ended November 2, 2019, the Company recognized approximately $2.0 million and $8.5 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.4 million for a signing bonus related to the private label credit card agreement that is being amortized to revenue evenly through the third quarter of Fiscal Year 2023.

Unredeemed gift cards also require a performance obligation for revenue to be recognized, but substantially all gift cards are redeemed in the first year of issuance.

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

5. Asset Impairments

Long-lived Asset Impairments

In the first quarter and third quarter of Fiscal Year 2020, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.  These impairment charges arose from the material adverse effect that COVID-19 had on our results of operations, particularly with our store fleet.  The Company incurred non-cash impairment charges of $0.7 million and $7.3 million, respectively, on leasehold improvements for the thirteen and thirty-nine weeks ended October 31, 2020 and $0.2 million and $20.2 million, respectively, on the right-of-use assets for the thirteen and thirty-nine weeks ended October 31, 2020.

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

Goodwill and Other Intangible Asset Impairments

In the first quarter of Fiscal Year 2020, the Company temporarily closed its retail locations due to COVID-19, which had a material adverse effect on our results of operations, financial position and liquidity and led to a significant decline in our net sales for the first quarter of Fiscal Year 2020, as well as an expected decline for the full Fiscal Year 2020. The Company concluded that these factors, as well as the decrease in stock price represented indicators of impairment and required the Company to test goodwill and indefinite-lived and definite-lived intangible assets for impairment during the first quarter of Fiscal Year 2020 (the “Q1 Impairment Test”).

The Company performed the Q1 Impairment Test using a quantitative approach. The Q1 Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill, the relief-from-royalty method for indefinite-lived intangible assets and a recoverability analysis for definite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived and definite-lived intangible assets were below their carrying values resulting in a $17.9 million impairment of goodwill, a $4.0 million impairment of the Company’s tradename (indefinite-lived intangible asset) and a $2.6 million impairment of the Company’s customer list (definite-lived intangible asset).

During the third quarter of Fiscal Year 2020, the Company reduced its long-term estimates, and the Company concluded this represented an indicator of impairment and required the Company to test goodwill and indefinite-lived and definite-lived intangible assets for impairment during the third quarter of Fiscal Year 2020 (the “Q3 Impairment Test”).

The Company performed the Q3 Impairment Test using a quantitative approach. The Q3 Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill, the relief-from-royalty method for indefinite-lived intangible assets and a recoverability analysis for definite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived and definite-lived intangible assets were above their carrying values resulting in no further impairment.  The Company will perform its annual impairment assessment during the fourth quarter of Fiscal Year 2020 and may incur further impairments based on the results of that assessment which may be material.

The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of royalty and discount rates and a terminal year multiple. These assumptions are classified as Level 3 inputs. The methodology utilized for the Q1 Impairment Test and the Q3 Impairment Test has not changed materially from the prior year. The key assumptions used under the income approach and relief-from-royalty method include the following:

•

Future cash flow assumptions - The Company's projections for its reporting units were from historical experience and assumptions regarding future revenue growth and profitability trends. The Company's analyses incorporated an assumed period of cash flows of 5-10 years with a terminal value.

•

Discount rate - The discount rate was based on an estimated weighted average cost of capital ("WACC") for each reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Company's reporting units was within a range of 20.5% to 22.5%. A 1% change in this discount rate would not result in an additional goodwill impairment charge.

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

The following table displays a rollforward of the carrying amount of goodwill from February 2, 2019 to October 31, 2020 (in thousands):

Goodwill at February 2, 2019	$197,026
Impairment losses	(119,429)
Balance, February 1, 2020	77,597
Impairment losses	(17,900)
Balance, October 31, 2020	$59,697

The accumulated goodwill impairment losses as of October 31, 2020 are $137.3 million.

The following table reflects the gross carrying amount and accumulated amortization and impairment for each major intangible asset:

		October 31, 2020			February 1, 2020
		(in thousands)
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization/ Impairment	Carrying Amount	Gross	Accumulated Amortization/ Impairment	Carrying Amount
Trade name	Indefinite	$58,100	$16,100	$42,000	$58,100	$12,100	$46,000
Customer relationships	13.2	134,200	76,960	57,240	134,200	67,386	66,814
Total intangible assets		$192,300	$93,060	$99,240	$192,300	$79,486	$112,814

The accumulated customer relationship impairment loss as of October 31, 2020 is $2.6 million.

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

As a result of the 2019 Restructuring Plan, the Company recorded $1.6 million of restructuring costs in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. All restructuring costs were recognized in the second quarter of Fiscal Year 2019 and payments were completed in the third quarter of Fiscal Year 2020, ending on October 31, 2020.

The following table summarizes the activity of the restructuring costs discussed above and related accruals recorded in accrued other and other current liabilities on the consolidated balance sheet (in thousands):

	February 1, 2020	Cash Payments	Adjustments	October 31, 2020	Program Costs to Date October 31, 2020
Employee separation costs	$216	$131	$85	$—	$1,402
Other	39	1	38	—	195
Total restructuring costs	$255	$132	$123	$—	$1,597

7. Debt

The components of the Company’s outstanding debt were as follows (in thousands):

	Carrying value of debt
	October 31, 2020	February 1, 2020
Term Loan (principal of $5,022 and $237,579, respectively)	$4,911	$233,999
Priming Loan (principal of $230,457)	223,525	-
Subordinated Facility (principal and paid-in kind interest of $15,168)	2,910	-
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$228,547	$231,200

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

On August 31, 2020, the Company entered into the TSA with the Consenting Lenders and the Subordinated Lenders to support the Transaction. Subsequently, on September 11, 2020, the Company received the consent of the term loan lenders representing more than 95.0% of the aggregate outstanding principal amount of the term loan claims under the Company’s previously existing term loan facility (the “Existing Term Facility”) to proceed with the documentation and consummation of the Transaction on an out-of-court basis, pursuant to the terms and conditions set forth in the out-of-court term sheet under the TSA.  Under the TSA, the Company implemented the following series of transactions:

a)

an amendment of the Company’s Existing Term Loan Facility (the lenders thereunder, the “Existing Term Lenders”) to, among other things, waive any non-compliance with the terms of the Existing Term Facility;

b)

entry into a new senior secured priming term loan facility (the “Priming Credit Agreement” and, the lenders thereunder, the “Priming Lenders”), the proceeds of which have been used to repurchase the term loans under the Existing Term Facility (the “Existing Term Loans”) from the Consenting Lenders;

c)	an amendment of the Company’s existing ABL Facility, to, among other things, waive any non-compliance with the terms of the ABL Facility; and
d)

the provision by TowerBrook and certain other investors of new capital pursuant to a subordinated term loan facility (the “Subordinated Facility” and, the lenders thereunder, the “Subordinated Lenders”)

Term Loan

On September 30, 2020, in accordance with the TSA, the Company entered into an Amendment to the Term Loan (the “Amendment”). In connection with the Amendment, the Existing Term Lenders:

(i)	consented to the entry by the Company into the Priming Facility, the Subordinated Facility and the other transactions contemplated by the TSA; and
(ii)	permanently waived any defaults or events of default under the Existing Term Loan Agreement existing on or prior to September 30, 2020.

The Amendment also eliminated substantially all of the covenants and events of default in the Existing Term Facility and provided that no guarantors of, or collateral securing, the Existing Term Loan Agreement were released. The maturity date of the Amended Existing Term Loan Agreement continues to be May 8, 2022. Loans under the Amended Existing Term Loan Agreement continue to accrue interest at LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis.  The Company may alternatively elect to accrue interest at a Base Rate (as defined in the Amended Existing Term Loan Agreement) plus 4.00%.

Additionally, in connection with the Amendment, the Company made an offer to all Existing Term Lenders to repurchase 100% of such Existing Term Lenders’ Existing Term Loans, and 97.9% of the Existing Term Lenders accepted the offer.

Priming Loan

On September 30, 2020, in accordance with the TSA, the Company entered into the Priming Term Loan Credit Agreement, which provides for a secured term loan facility in an aggregate principal amount equal to $231.1 million. The proceeds of the Priming Credit Agreement were solely used to repurchase Existing Term Loans from the 97.9% of the Existing Term Loan Lenders that accepted the Company’s offer to purchase Existing Term Loans under the Amendment discussed above. The maturity date of the Priming Credit Agreement is May 8, 2024, and the loans under the Priming Credit Agreement will bear interest at the Company’s election at: (1) Base Rate (as defined in the Priming Credit Agreement) plus 4.00% or (2) LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis. The Priming Term Loan Credit Agreement requires a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there will be a Paid-in-Kind (“PIK”) interest rate increase and a PIK fee as follows:

•	If the principal paydown is less than $15.0 million, the PIK interest rate increase will be 5.00%, and the PIK fee will be 7.50%;
•	If the principal paydown is greater than $15.0 million, but less than $20.0 million, the PIK interest rate increase will be 2.00% and the PIK fee will be 5.00%; or
•	If the principal paydown is greater than $20.0 million, but less than $25.0 million, the PIK interest rate increase will be 1.00% and the PIK fee will be 2.00%.

The Company’s obligations under the Priming Credit Agreement are secured by substantially all of the real and personal property of the Company and certain of its subsidiaries, subject to certain customary exceptions. The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $15 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5:1, which reduces over time, and (3) limits on capital spending of $20 million annually.

In accordance with the Priming Credit Agreement, the Company issued to the Priming Lenders 656,717 shares (after giving effect to the 1-for-5 stock split described herein) of the Company’s Common Stock (the “Equity Consideration”).  We recorded the issuance of shares valued at $2.0 million as equity with the offset as a reduction of the carrying value of the debt.  On May 31, 2021, the Company will have the choice (the “May 31, 2021 Option”) to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount equal to the greater of (I) 9.79% of the fully diluted shares of Common Stock as of October 1, 2020 less 656,717 shares and (II) a number of shares of Common Stock with an aggregate value of $0.5 million at the time of such issuance; provided, that the Priming Lenders shall not receive on such date shares of Common Stock having a value greater than $4.75 million at the time of such issuance.   The May 31, 2021 Option was considered an embedded derivative within the Priming Loan.  The Company determined the fair value of the May 31, 2021 Option was $1.4 million at the date of the Transaction, which was recorded within Warrants and derivative liabilities with the offset as a reduction in the carrying value of the debt.  The fair value of the May 31, 2021 Option was determined using an option pricing model with a Monte Carlo simulation.  The difference between the carrying value of the Priming Loan and the principal amount will be accreted over the term of the debt using the effective interest method.  The May 31, 2021 Option was remeasured to its fair value as of the end of the third quarter of Fiscal 2020, with the adjustment of $0.3 million being recorded within Other expense in the Consolidated Statement of Operations.

Subordinated Facility

On September 30, 2020, in accordance with the TSA, the Company entered into a Subordinated Facility, with the Subordinated Lenders, that provides for a secured term loan facility in an aggregate principal amount equal to $15.0 million with an additional incremental capacity subject to certain customary conditions. The proceeds of the Subordinated Facility have been used for general corporate purposes.

The maturity date of the Subordinated Facility is November 8, 2024. Loans under the Subordinated Facility will bear interest at the Borrower’s election at (1) Base Rate (as defined in the Subordinated Facility) plus 11.00% or (2) LIBOR plus 12.00%, with a minimum LIBOR per annum of 1.00%. The Subordinated Facility is secured by substantially all of the real and personal property of the Company. The Subordinated Facility includes customary negative covenants for subordinated term loan agreements of this type, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Subordinated Facility also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $12.75 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5.75:1, which reduces over time, and (3) limits on capital spending of $23 million annually.

In accordance with the Subordinated Facility, the Company issued Penny Warrants to the Subordinated Lenders, which, upon exercise, would grant the Subordinated Lenders 3,720,109 shares (after giving effect to the 1-for-5 stock split described herein) of common stock of the Company.  The terms of the warrants include antidilution provisions, including a change to the conversion ratio if the Company chooses to issue additional shares to the Priming Lenders on May 31, 2021 rather than making a principal payment of $4.9 million.  We recorded a reduction to the carrying value of the subordinated debt of $11.8 million due to the issuance of the Penny Warrants As a result of the antidilution provisions, the Penny Warrants have been recognized as a liability within Warrants and derivative liabilities, rather than equity, on the Balance Sheet and were remeasured to their fair value as of the end of the third quarter of Fiscal 2020, with the adjustment of $1.3 million being recorded within Other expense in the Consolidated Statements of Operations.  The difference between the carrying value of the Subordinated Facility and the principal amount will be accreted over the term of the debt using the effective interest method.

Asset-Based Revolving Credit Agreement

The Company is party to a secured $40.0 million asset-based revolving credit facility agreement with a maturity date of May 8, 2023.  On September 30, 2020, in accordance with the TSA, the Company entered into an amendment to the ABL Facility, whereby the ABL lenders (i) consented to the Company’s entry into the Priming Facility, the Subordinated Facility and other transactions contemplated by the TSA and (ii) permanently waived any defaults or events of default under the ABL Facility on or prior to September 30, 2020.  As of October 31, 2020, there was no outstanding balance under the ABL Facility, and $2.7 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $37.3 million.

8. Income Taxes

The Company recorded an income tax benefit of $7.3 million and $38.5 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively and an income tax expense of $1.8 million and $0.1 million during the thirteen and thirty-nine weeks ended November 2, 2019, respectively. The effective tax rate was 24.0% and 25.5% for the thirteen and thirty-nine weeks ended October 31, 2020, respectively, and 42.5% and (0.1)% for the thirteen and thirty-nine weeks ended November 2, 2019, respectively.

The effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2020 differs from the federal statutory rate of 21% primarily due to the impact of an anticipated benefit from the CARES Act, as well as the impact of state income taxes. These benefits were partially offset by the impact on the effective tax rate from the officer compensation limitation under Section 162 (m) of the Internal Revenue Code (“§162(m)”), goodwill impairment, which has no associated tax benefit, and change in valuation allowance on the thirteen and thirty-nine weeks ended October 31, 2020. The CARES Act provides for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year. The effective tax rate for the thirteen and thirty-nine weeks ended November 2, 2019 differs from the federal statutory rate of 21% primarily due to goodwill impairment of $88.4 million as well as recurring items including §162(m) officer compensation limitation, stock compensation and state income taxes.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered future reversals of existing taxable temporary differences to conclude there is sufficient positive evidence that it is more likely than not that the Company will not recognize part of the benefits of state net operating losses. Accordingly, a valuation allowance has been established against the Company’s state deferred tax assets.

Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax (“AMT”) credits. The Company’s ability to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits due to the enactment of the CARES Act resulted in an estimated tax refund of $6.9 million of which the Company has received $5.9 million. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. The Company will continue to evaluate the effects of the CARES Act as additional legislative guidance becomes available.

9. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator
Net (loss) income attributable to common shareholders:	$(23,159)	$2,387	$(112,462)	$(89,982)
Denominator
Weighted average number of common shares outstanding, basic:	9,177,350	8,767,733	9,004,321	8,730,636
Dilutive effect of stock options and restricted shares:	—	22,407	—	—
Weighted average number of common shares outstanding, diluted:	9,177,350	8,790,140	9,004,321	8,730,636
Net (loss) income per common share attributable to common shareholders, basic:	$(2.52)	$0.27	$(12.49)	$(10.31)
Net (loss) income per common share attributable to common shareholders, diluted:	$(2.52)	$0.27	$(12.49)	$(10.31)

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Equity compensation awards have been excluded when they have an antidilutive effect, such as when the Company has a net loss for the reporting period, which is the case for the thirteen and thirty-nine weeks ended October 31, 2020 and the thirty-nine weeks ended November 2, 2019. There were 416,363 antidilutive shares for the thirteen weeks ended October 31, 2020, and 800,003 antidilutive shares for the thirteen weeks ended November 2, 2019, of such awards excluded. There were 476,541 antidilutive shares for the thirty-nine weeks ended October 31, 2020, and 636,752 antidilutive shares for the thirty-nine weeks ended November 2, 2019, of such awards excluded.  The 3,720,109 Penny Warrants that were issued during the third quarter of Fiscal Year 2020 were excluded from the calculation of earnings per share for both the thirteen and thirty-nine week periods ended October 31, 2020 because the effect of including them would have been antidilutive.

On November 4, 2020, the Company announced a 1-for-5 reverse stock split effective November 9, 2020.  The Company’s shareholders received one share for every five shares held prior to the effective date.  The Company adjusted the computations of basic and diluted EPS retroactively for all periods presented to reflect the change in capital structure.

10. Equity-Based Compensation

Equity-based compensation expense was $0.3 million for the thirteen weeks ended October 31, 2020, and $1.1 million for the thirteen weeks ended November 2, 2019. Equity-based compensation expense was $1.6 million for the thirty-nine weeks ended October 31, 2020, and $3.5 million for the thirty-nine weeks ended November 2, 2019.

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

11. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with TowerBrook Capital Partners L.P. as the primary lender; and the Company issued Penny Warrants to the Subordinated Lenders.  See Note 7, Debt, for a further discussion of the Subordinated Facility and Penny Warrants.

The Company incurred $3.3 million of costs incurred for professional fees for advisors to TowerBrook Capital Partners L.P. for services associated with the Transaction.

For the thirteen and thirty-nine weeks ended October 31, 2020 and the thirteen and thirty-nine weeks ended November 2, 2019, the Company incurred an immaterial amount of other related party transactions.

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

13. Operating Leases

As of October 31, 2020, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any finance leases and no operating leases containing material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of October 31, 2020, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

The components of lease expense were as follows (in thousands):

Lease Cost	Classification	For the Thirteen Weeks Ended October 31, 2020	For the Thirteen Weeks Ended November 2, 2019	For the Thirty-Nine Weeks Ended October 31, 2020	For the Thirty-Nine Weeks Ended November 2, 2019
Operating lease cost	SG&A Expenses	$10,803	$12,054	$33,545	$35,426
Variable lease cost	SG&A Expenses	366	976	1,262	2,516
Total lease cost		$11,169	$13,030	$34,807	$37,942

Additionally, during the thirteen and thirty-nine weeks ended October 31, 2020, the Company recognized a non-cash impairment charge of $0.2 million and $20.2 million, respectively, associated with right of use assets.

As a result of COVID-19 related temporary store closures, the Company withheld rent payments for all of its retail locations in April and May 2020 and for some of its retail locations in June 2020. The Company successfully negotiated commercially reasonable lease concessions with the landlords of approximately half of our leases during the third quarter of Fiscal Year 2020, which include combinations of abated and deferred rent payments as well as term extensions. The Company is actively negotiating with the landlords of its other leases, and the withheld rent payments for such leases amounted to approximately $11.2 million as of October 31, 2020, which we have included in accrued expenses and other current liabilities on the consolidated balance sheet. The Company does not anticipate any significant late payment penalties; therefore, we have not accrued any related expenses as of October 31, 2020.

The Company has elected to apply the guidance provided by the FASB pertaining to lease concessions that are a result of COVID-19 and accordingly does not evaluate the rights and obligations pertaining to concessions in each lease but rather accounts for them assuming that such provisions exist. For each lease that contains concessions that do not significantly increase our obligations, the Company has remeasured the lease consistent with resolving a contingency and therefore adjusted the timing and amount of the lease payments without changing our assumptions (i.e. discount rate and lease classification). The concessions within the qualifying agreements vary and may include combinations of abated and deferred rent payments as well as term extensions ranging from one to six months. During the thirteen weeks ended October 31, 2020, the Company’s qualifying agreements provided abated rent payments of $3.7 million and deferred rent payments of $1.4 million that are payable over no more than 18 months beginning as early as August 2020.

For the thirteen and thirty-nine weeks ended October 31, 2020, total common area maintenance expense was $3.6 million and $11.0 million, respectively. For the thirteen and thirty-nine weeks ended October 31, 2020, operating lease liabilities increased $3.1 million and $4.2 million, respectively, due to the COVID related lease modifications noted above.  For the thirteen and thirty-nine weeks ended November 2, 2019, total common area maintenance expense was $3.6 million and $10.7 million, respectively, while operating lease liabilities arising from obtaining operating lease assets were $9.6 million and $19.2 million, respectively.

For the thirteen and thirty-nine weeks ended October 31, 2020 total cash paid for amounts included in the measurement of operating lease liabilities was $13.9 million and $26.4 million, respectively. For the thirteen and thirty-nine weeks ended November 2, 2019, the total cash paid for amounts included in the measurement of operating lease liabilities was $12.1 million, and $35.8 million, respectively.

Lease Term and Discount Rate	October 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.7
Weighted-average discount rate
Operating leases	6.6%

Maturities of lease liabilities as of October 31, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2020	$8,396
2021	50,312
2022	43,772
2023	40,603
2024	34,957
Thereafter	99,522
Subtotal	277,562
Less: Imputed interest	54,740
Present value of lease liabilities	$222,822

(1)	There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

14. Barter Arrangement

The Company entered into a bartering arrangement with Evergreen Trading, a vendor, where the Company provided inventory in exchange for media credits. During Q3 of Fiscal Year 2019, the Company exchanged inventory with a recorded value of $0.7 million for certain media credits valued at $2.0 million resulting in a gain of $1.3 million.  The value of media credits was recognized as revenue, with the corresponding asset included in “Prepaid and other current assets” and “Other assets” on the accompanying consolidated balance sheet. The Company may use the media credits over seven years. The Company has used a minimal amount of the credits during the thirty-nine weeks ended October 31, 2020.

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

15. Subsequent Event

On November 4, 2020, the Company announced a 1-for-5 reverse stock split effective November 9, 2020.  The Company’s shareholders received one share for every five shares held prior to the effective date.  All share and per share amounts have been adjusted retroactively to reflect the reverse stock split.  In connection with the reverse stock split, the Company’s Certificate of Incorporation was amended to reduce the number of authorized shares of Common Stock to 50,000,000, and proportional adjustments were made to the Company’s 2017 Omnibus Equity Incentive Plan and Employee Stock Purchase Plan, including the number of shares of Common Stock available for issuance under such plans and the number of shares of Common Stock underlying outstanding awards granted pursuant to such plans. In accordance with the terms of the Penny Warrants issued to the Subordinated Lenders, the number of shares of Common Stock issuable upon exercise of each Warrant was also proportionately adjusted to give effect to the reverse stock split.

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

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through about 275 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

Our year-to-date financial results of Fiscal Year 2020 were significantly impacted by the COVID-19 pandemic (“COVID-19”) as our stores were temporarily closed beginning in mid-March 2020 with most of our stores being reopened by late June 2020, but with enhanced health and safety protocols. In response to the pandemic, we acted during the period to leverage our Direct channel, while focusing on cost management and improving our liquidity. After approaching our vendor community, we implemented extended payment terms for nearly all goods and services, and we withheld store rent payments beginning in April of 2020. These extensions and withholdings provided time for us to work on more longer-term solutions to help us through the pandemic. These solutions included cost reductions, including pay reductions for employees in our headquarters, furlough of store and some headquarter and distribution center staff, reductions in Marketing, reductions in Board of Directors fees, and reductions in other general expenses. Additionally, we have eliminated approximately half of our catalogs, which we are considering implementing as a permanent change.  We have also been limiting investments in our ecommerce business to necessary website and supporting functions, and we have significantly reduced planned capital expenditures.

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

We entered into a Transaction Support Agreement (“TSA”) on August 31, 2020 with lenders holding greater than 70% of the Company’s term loans (“Consenting Lenders”) and a majority of our shareholders on the principal terms of a financial restructuring (“Transaction”).  The Transaction was consented to by the requisite term loan lenders and was consummated on an out-of-court basis on September 30, 2020. The Transaction resulted in a waiver of any past non-compliance with the terms of the Company’s credit facilities.  It also provided the Company with additional liquidity and extended the maturity of substantially all of the previously existing debt by two years, through May 2024.

We have also filed an income tax refund for $6.9 million, of which we have received $5.9 million, with the IRS and multiple state jurisdictions related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

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

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, sponsor fees, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Statements of Operations Data:
Net (loss) income	$(23,159)	$2,387	$(112,462)	$(89,982)
Other expense	1,628	—	1,628	-
Interest expense, net	4,753	4,826	13,640	14,852
Income tax (benefit) provision	(7,313)	1,763	(38,464)	132
Depreciation and amortization	8,359	9,458	25,672	28,307
Equity-based compensation expense (a)	323	1,128	1,614	3,544
Write-off of property and equipment (b)	121	71	376	85
Impairment of goodwill and other intangible assets	—	—	24,520	95,428
Adjustment for exited retail stores (c)	(556)	—	(958)	—
Impairment of long-lived assets (d)	906	—	27,493	2,064
Transaction costs (e)	12,912	—	20,636	—
Other non-recurring items (f)	410	—	2,393	(740)
Adjusted EBITDA	$(1,617)	$19,633	$(33,912)	$53,690
Net sales	$117,224	$166,085	$300,829	$523,281
Adjusted EBITDA margin	(1.4)%	11.8%	(11.3)%	10.3%

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

(e)

Represents items management believes are not indicative of ongoing operating performance. For the thirteen and thirty-nine weeks ended October 31, 2020, these expenses are primarily composed of legal and advisory costs.

(f)

Represents other items management believes are not indicative of ongoing operating performance. For the thirteen and thirty-nine weeks ended October 31, 2020, these expenses are primarily composed of incremental one-time costs related to COVID-19, including supplies and cleaning expenses as well as hazard pay and benefits, as well as retention expenses. For the thirty-nine weeks ended November 2, 2019, the amount includes a gain from insurance proceeds partially offset by restructuring costs.

Items Affecting Comparability of Financial Results

Impairment losses. Our thirteen weeks and thirty-nine weeks Fiscal Year 2020 year-to-date results include impairment charges of $0.9 million and $52.0 million, respectively, for long-lived assets (operating lease right-of-use asset and leasehold improvements), goodwill and intangible assets. We had $97.5 million of impairment charges in Fiscal Year 2019 year-to-date results for long-lived assets, goodwill and intangible assets. See Note 5, Asset Impairments, in Item I, Financial Statements, for additional information on these impairment losses.

COVID-19 impact. Our year-to-date Fiscal Year 2020 financial results were significantly impacted by COVID-19 as our stores were temporarily closed beginning in mid-March and reopened beginning in mid-May, with all stores reopened by end of June, in efforts to stop the spread of the virus. Although the stores were temporarily closed and the Company lost revenues as a result, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to prior periods.

Results of Operations

Thirteen weeks ended October 31, 2020 Compared to Thirteen weeks ended November 2, 2019

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended November 2, 2019 to the Thirteen Weeks
	October 31, 2020		November 2, 2019		Ended October 31, 2020
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$117,224	100.0%	$166,085	100.0%	$(48,861)	(29.4)%
Costs of goods sold	48,225	41.1%	59,137	35.6%	(10,912)	(18.5)%
Gross profit	68,999	58.9%	106,948	64.4%	(37,949)	(35.5)%
Selling, general and administrative expenses	92,184	78.6%	97,972	59.0%	(5,788)	(5.9)%
Impairment of long-lived assets	906	0.8%	—	0.0%	906
Operating (loss) income	(24,091)	(20.6)%	8,976	5.4%	(33,067)	(368.4)%
Other expense	1,628	1.4%	-	-	1,628
Interest expense, net	4,753	4.1%	4,826	2.9%	(73)	(1.5)%
(Loss) income before provision for income taxes	(30,472)	(26.0)%	4,150	2.5%	(34,622)	(834.3)%
Income tax (benefit) provision	(7,313)	(6.2)%	1,763	1.1%	(9,076)	(514.8)%
Net (loss) income	$(23,159)	(19.8)%	$2,387	1.4%	$(25,546)	(1070.2)%

Net Sales

Net sales for the thirteen weeks ended October 31, 2020 decreased $48.9 million, or 29.4%, to $117.2 million from $166.1 million for the thirteen weeks ended November 2, 2019.  At the end of those same periods, we operated 276 and 290 retail stores, respectively. The decrease in total net sales versus the prior year was primarily driven by the impact of COVID-19 on consumer spending on fashion apparel.

Our Retail channel contributed 36.7% of our net sales in the thirteen weeks ended October 31, 2020 and 57.0% in the thirteen weeks ended November 2, 2019. Our Direct channel contributed 63.3% of our net sales in the thirteen weeks ended October 31, 2020 and 43.0% in the thirteen weeks ended November 2, 2019.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended October 31, 2020 decreased $37.9 million, or 35.5%, to $69.0 million from $106.9 million for the thirteen weeks ended November 2, 2019. The gross margin for the thirteen weeks ended October 31, 2020 was 58.9% compared to 64.4% for the thirteen weeks ended November 2, 2019. The year over year gross margin decline was primarily driven by actions taken in the third quarter to clear excess inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended October 31, 2020 decreased $5.8 million, or 5.9%, to $92.2 million from $98.0 million for the thirteen weeks ended November 2, 2019. Selling, general and administrative expenses for the thirteen weeks ended October 31, 2020 included $13.3 million of non-recurring expenses, primarily legal and advisory costs related to the debt restructuring and costs directly incurred in response to the COVID-19 pandemic.

As a percentage of net sales, selling, general and administrative expenses were 78.6% for the thirteen weeks ended October 31, 2020 compared to 59.0% for the thirteen weeks ended November 2, 2019.  Excluding the nonrecurring items mentioned previously, selling, general and administrative expenses as a percentage of total net sales were 67.7% compared to 59.0% in the third quarter of fiscal 2019.

Other Expense

Other expense consists of the mark-to-market adjustment on warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, ABL Facility, Priming Loan and Subordinated Facility partially offset by interest earned on cash. Interest expense, net for the thirteen weeks ended October 31, 2020 was flat as compared to the thirteen weeks ended November 2, 2019.

Income Tax Benefit

The income tax benefit was $7.3 million for the thirteen weeks ended October 31, 2020 compared to an income tax expense of $1.8 million for the thirteen weeks ended November 2, 2019, while our effective tax rates for the same periods were 24.0% and 42.5%, respectively. The effective tax rate in the current period differs from the 21% statutory rate and was driven by the anticipated benefit from the CARES Act and change in valuation allowance, partially offset by the impact of state income taxes. The CARES Act provides for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year  The effective tax rate for the thirteen weeks ended November 2, 2019 differs from the federal statutory rate primarily due to recurring items such as state income taxes.

Thirty-nine weeks ended October 31, 2020 Compared to Thirty-nine weeks ended November 2, 2019

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirty-Nine Weeks Ended				Change from the Thirty-Nine Weeks Ended November 2, 2019 to the Thirty-Nine Weeks
(in thousands)	October 31, 2020		November 2, 2019		Ended October 31, 2020
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$300,829	100.0%	$523,281	100.0%	$(222,452)	(42.5)%
Costs of goods sold	126,645	42.1%	194,736	37.2%	(68,091)	(35.0)%
Gross profit	174,184	57.9%	328,545	62.8%	(154,361)	(47.0)%
Selling, general and administrative expenses	257,829	85.7%	306,051	58.5%	(48,222)	(15.8)%
Impairment of long-lived assets	27,493	9.1%	2,064	0.4%	25,429	1232.0%
Impairment of goodwill	17,900	6.0%	88,428	16.9%	(70,528)	(79.8)%
Impairment of other intangible assets	6,620	2.2%	7,000	1.3%	(380)	(5.4)%
Operating loss	(135,658)	(45.1)%	(74,998)	(14.3)%	(60,660)	80.9%
Other expense	1,628	0.5%	-	-	1,628
Interest expense, net	13,640	4.5%	14,852	2.8%	(1,212)	(8.2)%
Loss before provision for income taxes	(150,926)	(50.2)%	(89,850)	(17.2)%	(61,076)	68.0%
Income tax (benefit) provision	(38,464)	(12.8)%	132	-	(38,596)	(29239.4)%
Net loss	$(112,462)	(37.4)%	$(89,982)	(17.2)%	$(22,480)	25.0%

Net Sales

Net sales for the thirty-nine weeks ended October 31, 2020 decreased $222.5 million, or 42.5%, to $300.8 million from $523.3 million for the thirty-nine weeks ended November 2, 2019.  At the end of both of those same periods, we operated 276 and 290 retail stores, respectively. The decrease in total net sales versus the prior year was primarily driven by the economic impacts caused by COVID-19, including the temporary closure of our stores for two to three months during the first and second quarters of Fiscal Year 2020, as well as the impact on customer spending. Essentially all of our stores were reopened midway through the second quarter, following local mandates with reduced hours and enhanced health and safety protocols.

Our Retail channel contributed 34.7% of our net sales in the thirty-nine weeks ended October 31, 2020 and 57.5% in the thirty-nine weeks ended November 2, 2019. Our Direct channel contributed 65.3% of our net sales in the thirty-nine weeks ended October 31, 2020 and 42.5% in the thirty-nine weeks ended November 2, 2019.

Gross Profit and Costs of Goods Sold

Gross profit for the thirty-nine weeks ended October 31, 2020 decreased $154.4 million, or 47.0%, to $174.2 million from $328.5 million for the thirty-nine weeks ended November 2, 2019. The gross margin for the thirty-nine weeks ended October 31, 2020 was 57.9% compared to 62.8% for the thirty-nine weeks ended November 2, 2019, inclusive of actions taken in both periods to clear excess inventory. While there were actions taken in both periods to liquidate inventories, the thirty-nine weeks ended October 31, 2020 was more negatively impacted than in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended October 31, 2020 decreased $48.2 million, or 15.8%, to $257.8 million from $306.1 million for the thirty-nine weeks ended November 2, 2019. In the thirty-nine weeks ended October 31, 2020, selling, general and administrative expenses included $23.0 million of nonrecurring expenses, primarily legal and advisory costs related to the debt restructuring and costs directly incurred in response to the COVID-19 pandemic.

As a percentage of net sales, selling, general and administrative expenses were 85.7% for the thirty-nine weeks ended October 31, 2020 compared to 58.5% for the thirty-nine weeks ended November 2, 2019. Excluding the nonrecurring items mentioned previously, selling, general and administrative expenses as a percentage of total net sales were 78.4% for the thirty-nine weeks ended October 31, 2020 compared to 58.6% for the thirty-nine weeks ended November 2, 2019.

Other Expense

Other expense consists of the mark-to-market adjustment on warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, ABL Facility, Priming Loan and Subordinated Facility, partially offset by interest earned on cash. Interest expense for the thirty-nine weeks ended October 31, 2020 was flat as compared to the thirty-nine weeks ended November 2, 2019.

Income Tax Benefit

The income tax benefit was $38.5 million for the thirty-nine weeks ended October 31, 2020 compared to an income tax expense of $0.1 million for the thirty-nine weeks ended November 2, 2019. Our effective tax rates for the same periods were 25.5% and (0.1)%, respectively. The higher effective tax rate in the current period was driven by the anticipated benefit from the CARES Act as well as the impact of state income taxes, partially offset by the impact on the effective tax rate from §162(m) officer compensation limitation, change in valuation allowance as well as the goodwill impairment charge, which has no associated tax benefit. The CARES Act provides for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year. The difference in the effective tax rates is primarily due to goodwill impairment as well as well as recurring items including §162(m) officer compensation limitation, stock compensation and state income taxes.

Liquidity and Capital Resources

General

The COVID-19 global pandemic and resulting store closures have had a material adverse effect on our operations, cash flows and liquidity. We have made significant progress reducing cash expenditures and maximizing cash receipts from our direct to consumer business channel such that our current base forecast projects sufficient liquidity over the coming 12 months. However, considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of a resurgence of COVID-19 related market impacts in the coming 12 months. If one or more of these risks materialize, we believe that our current sources of liquidity and capital will not be sufficient to finance our continued operations for at least the next 12 months. These risks raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued.

The material adverse effect caused by COVID-19 and inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 resulted in a failure by us to comply with the financial covenants contained in our ABL Facility and Term Loan agreements.  As part of the TSA that was consummated on September 30, 2020 any non-compliance with the terms of the Existing Term Facility and ABL Facility were waived.  Refer to Note 7, Debt, in the Notes to the Consolidated Financial Statements for further details regarding the debt facilities and the Transaction.

As of October 31, 2020, our total liquidity was $53.0 million, which represents our available cash and availability under our ABL Facility.  Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility has a maturity of May 8, 2023 so long as certain conditions related to the maturity of the term loan are met. Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems and the costs of operating as a public company.

We have filed an income tax refund for $6.9 million, of which we have received $5.9 million, with the IRS related to the provision under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business and improve our liquidity.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirty-Nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019
Net cash (used in) provided by operating activities	$(20,364)	$17,687
Net cash used in investing activities	(3,037)	(13,493)
Net cash provided by (used in) financing activities	11,071	(53,440)

Net Cash (used in) provided by Operating Activities

Net cash (used in) provided by operating activities declined by $38.1 million as compared to the prior year as cash-related income was a use of cash in the current year due to the impact of temporarily closing the stores in response to the COVID-19 pandemic, which included the temporary closure of our retail stores as compared to a source of cash in the prior year.  The use of cash caused by the current year loss was offset in part by working capital improvements due to extending payment terms with our vendors and management of our inventory balances, as well as negotiating rent deferrals with certain landlords and withholding rent payments for certain retail locations that were closed while we continue to negotiate amendments for those locations, totaling approximately $11.2 million.

Net cash used in operating activities during the thirty-nine weeks ended October 31, 2020 was $20.4 million. Key elements of cash used in operating activities were (i) net loss of $112.5 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $67.3 million, primarily driven by impairment of goodwill and indefinite-lived intangible assets, depreciation and amortization, partially offset by deferred income taxes, and (iii) a source of cash from net operating assets and liabilities of $24.8 million, primarily driven by increases in accounts payable and accrued liabilities.

Net cash provided by operating activities during the thirty-nine weeks ended November 2, 2019 was $17.7 million. Key elements of cash provided by operating activities were (i) net loss of $90.0 million, and (ii) adjustments to reconcile net income to net cash provided by operating activities of $121.4 million, primarily driven by depreciation and amortization and equity based compensation and noncash amortization of deferred financing and debt discount costs, partially offset by deferred income taxes, and (iii) use of cash from net operating assets and liabilities of $13.7 million, primarily driven by higher inventory, accounts receivable and prepaid expense and other current assets levels, partially offset by higher accrued expense levels.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended October 31, 2020 decreased $10.5 million to $3.0 million compared to the thirty-nine weeks ended November 2, 2019, representing efforts to reduce capital expenditures in order to preserve cash in response to COVID-19.

Net Cash provided by (used in) Financing Activities

Net cash provided by financing activities during the thirty-nine weeks ended October 31, 2020 was $11.1 million, which was driven by the borrowing under the Subordinated Facility, partially offset by principal payments on the Term Loan and Priming Loan.

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

Credit Facilities

At October 31, 2020 and at February 1, 2020 there were no loan amounts outstanding under the ABL Facility. At October 31, 2020 and February 1, 2020, the Company had outstanding letters of credit in the amount of $2.7 million and $1.7 million, respectively, and maximum additional borrowing capacity of $37.3 million and $38.3 million, respectively.

Contractual Obligations

The Company’s contractual obligations consist primarily of debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirty-nine weeks ended October 31, 2020, as a result of COVID-19 related temporary store closures, the Company was unable to maintain compliance with certain of its non-financial and financial covenants.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the Company’s ability to comply with the terms of the TSA, including completing various stages of the restructuring within the dates specified therein; the effects of disruption from the proposed financial restructuring making it more difficult to maintain business, financing and operational relationships; the Company’s ability to achieve the potential benefits of the proposed financial restructuring; the impact of the COVID-19 epidemic on the Company and the economy as a whole; the Company’s ability to take actions that are sufficient to eliminate the substantial doubt about its ability to continue as a going concern; the Company’s ability to develop a plan to regain compliance with the continued listing criteria of the NYSE; the NYSE’s acceptance of such plan; the Company’s ability to execute such plan and to continue to comply with applicable listing standards within the available cure period; risks arising from the potential suspension of trading of the Company’s common stock on the NYSE; regional, national or global political, economic, business, competitive, market and regulatory conditions, including risks regarding our ability to manage inventory or anticipate consumer demand; changes in consumer confidence and spending; our competitive environment; our failure to open new profitable stores or successfully enter new markets and other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the year ended February 1, 2020 and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Term Loan, ABL Facility, Priming Loan and Subordinated Facility, which bear interest at variable rates equal to LIBOR plus a margin as defined in the respective agreements described above. As of October 31, 2020, there was no outstanding balance under the ABL Facility, and $2.7 million letters of credit outstanding. The undrawn borrowing availability under the ABL Facility was $37.3 million and the amount outstanding under the Term Loan had decreased to $4.9 million ($5.0 million principal) as $223.5 million ($230.5 million principal) of Priming Loans were exchanged for 97.9% of the Term Loan as a result of the debt restructuring. Additionally, as part of the debt restructuring, we borrowed $15.0 million of principal ($2.9 million carrying value) under the Subordinated Facility.  We currently do not engage in any interest rate hedging activity. Based on the schedule of outstanding borrowings as of October 31, 2020, a 10% change in our current interest rate would affect net income by an estimated $1.2 million during Fiscal Year 2020.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form-10-Q and concluded that, as of October 31, 2020, our disclosure controls and procedures were effective.

Remediation of Previously Reported Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the Fiscal Year ended February 1, 2020, management identified a material weakness in the control activities environment component of internal control as the Company did not appropriately design and maintain controls related to the accounting for goodwill and tradename impairment. Specifically, control activities were not designed and maintained over the review of the allocation of the carrying value of net assets to the reporting units used in the goodwill and tradename impairment analysis.

Due to the actions taken by the Company to enhance existing controls and procedures, management has concluded that this material weakness has been remediated as of October 31, 2020. During the quarter ended October 31, 2020 to remediate this material weakness, we enhanced the level of review of the allocation of the carrying value of the Company’s net assets to its reporting units by clearly defining the review steps to be performed and adding a secondary review.

We tested the operating effectiveness of the review procedures performed and found the procedures to be operating effectively. Based on our testing, we concluded that the enhanced controls and procedures implemented directly address the risk of material misstatement due to a misallocation of the carrying value of net assets to the reporting units used in the goodwill and tradename impairment analysis.

Changes to Internal Control over Financial Reporting

As described above under “Remediation of Previously Reported Material Weakness”, there were changes in our internal control over financial reporting, (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended October 31, 2020.

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

Item 1A. Risk Factors

The updated risk factors below arose primarily due to COVID-19. Additional factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.  However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The novel coronavirus (COVID-19) pandemic has disrupted and may further disrupt our business, which has and could further materially adversely affect our operations and business and financial results.

The novel coronavirus (COVID-19) pandemic has had a material adverse effect on our business. The extent to which COVID-19 and other epidemics, disease outbreaks, or public health emergencies will impact our business, liquidity, financial condition, and results of operations, depends on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, epidemic, disease outbreak, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for retail and levels of consumer confidence; our ability to successfully navigate the impacts; government action, including restrictions on congregating in heavily populated areas, such as malls and shopping centers; and increased unemployment and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition, and results of operations.

The sustained current outbreak and continued spread of COVID-19 has caused economic disruption, including wide scale unemployment, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession.

The spread of COVID-19 has also caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our business, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. We cannot predict when our business will return to normalized levels. This is especially due to the fact that as certain markets have reopened, some of them have since experienced a resurgence of COVID-19 cases. In the event of additional waves of COVID-19 spread, it is unclear whether the same mitigation or containment measures taken by various governments (including at the federal, state and local level) or private enterprises will be continued or re-implemented, or if different measures will be implemented and what impact such measures will have on the national or global economy. In addition, it is possible that despite additional waves of COVID-19, an increasing number of Americans who have emerged from the initial waves of COVID-19 will be less willing to return to such conditions, which could exacerbate the course of the pandemic.

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

We recently completed a financial restructuring of the Company’s capital structure and indebtedness on an out-of-court basis.

As previously reported, on August 31, 2020, the Company, the Borrower and each of their direct and indirect subsidiaries entered into the TSA with the Consenting Lenders and the Subordinated Lenders to support the Transaction on the terms set forth in the TSA. Subsequently, on September 11, 2020, the Company received the consent of the term loan lenders representing more than 95.0% of the aggregate outstanding principal amount of the term loan claims under the Company’s existing term loan facility (the “Existing Term Facility”) to proceed with the documentation and consummation of the Transaction on an out-of-court basis, pursuant to the terms and conditions set forth in the out-of-court term sheet attached as Exhibit A to the TSA (the “Out-of-Court Term Sheet”).

Pursuant to the Out-of-Court Term Sheet, the Company has implemented the following series of transactions (a) an amendment of the Company’s Existing Term Loan Facility to, among other things, waive any non-compliance with the terms of the Existing Term Facility, (b) entry into the Priming Credit Agreement, the proceeds of which have been used to repurchase the term loans under the Existing Term Loans from the Consenting Lenders, (c) an amendment of the ABL Facility, to, among other things, waive any noncompliance with the terms of the ABL Facility, and (d) the provision by the Subordinated Lenders of new capital pursuant to the Subordinated Facility.

It is possible that our recent financial restructuring could adversely affect our business and relationships with customers, employees, suppliers and government authorities. Due to uncertainties, many risks may exist, including the following:

•	key suppliers could terminate their relationships or require financial assurances or enhanced performance,
•	the ability to renew existing contracts and compete for new business may be adversely affected;
•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;
•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted; and
•	may be subject to additional financial assurance or other conditions that may not be feasible.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to a financial restructuring will not adversely affect our operations in the future.

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

On March 24, 2020, we received notice from the NYSE informing us that we were no longer in compliance with the NYSE continued listing standards set forth in Section 802.01C of the NYSE’s Listed Company Manual due to the fact that our average closing share price over a consecutive 30 trading-day period was less than $1. On November 9, 2020, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of Delaware to effect a 1-for-5 reverse split of the shares of the Company’s common stock.  As a result of the 1-for-5 reverse split, the Company has regained compliance with Section 802.01C.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Priming Credit Agreement, the Company issued 656,717 shares of common stock to the Priming Lenders, and pursuant to the Subordinated Facility, the Company issued 3,720,109 Warrants to purchase 3,720,109 shares of common stock to the Subordinated Lenders (after giving effect to the 1-for-5 stock split described herein). The common stock issuance and the Warrant issuance were undertaken in reliance upon the exemptions from registration provided by Regulation D and Section 4(a)(2) of the Securities Act, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 0001-38026)).

3.2	Certificate of Amendment to the Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s 8-K filed on November 9, 2020 (File No. 001-38026)).

3.3	Bylaws of J.Jill, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s 10-K, filed on April 28, 2017 (File No.001-38026)).

10.1

Amendment No. 2 to Term Loan Credit Agreement, Consent and Waiver, dated as of September 30, 2020, by and among J.Jill, Inc. (as successor to Jill Holdings LLC), as holdings, Jill Acquisition LLC, as the borrower, the Required Lenders (as defined therein) and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.2

Priming Credit Agreement, dated as of September 30, 2020, by and among J.Jill. Inc., J.Jill Acquisition LLC, as the borrower, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.3

Subordinated Credit Agreement, dated as of September 30, 2020, by and among J.Jill, Inc., Jill Acquisition LLC, as the borrower, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.4*	Amendment No. 3 to ABL Credit Agreement and Waiver, dated as of October 16, 2020, effective as of September 30, 2020 by and among Jill Acquisition LLC (File No. 001-38026).

10.5

Amendment No. 4 to ABL Credit Agreement and Waiver, dated as of September 30, 2020 by and among Jill Acquisition LLC (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.6

Warrant Agreement, dated as of October 2, 2020, by and among J.Jill, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.7*	Amendment to Warrant Agreement, amended as of December 4, 2020, by and among J.Jill, Inc. and American Stock Transfer & Trust Company, LLC (File No. 001-38026).

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

J.Jill, Inc.

Date: December 11, 2020	By:	/s/ James Scully
James Scully
Interim Chief Executive Officer

Date: December 11, 2020	By:	/s/ Mark Webb
Mark Webb
Executive Vice President and Chief Financial Officer