Form 10-K
period 2021-01-30
J.Jill, Inc.
filed 2021-04-12
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on NYSE Stock Market on July 31, 2020, was $9,602,201.

The number of shares of registrant’s Common Stock outstanding as of March 31, 2021 was 9,707,323.

Documents Incorporated by Reference

Portions of Part II and Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

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

PART I

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary.  These risks include, but are not limited to, risks associated with:

•	the material adverse impact of COVID-19 pandemic on our operations, business and financial results;
•	our sensitivity to changes in economic conditions and discretionary consumer spending;
•	our inability to anticipate and respond to changing customer preferences, shifts in fashion and industry trends in a timely manner;
•	our inability to manage our inventory levels and merchandise mix;
•	the impact of operating in a highly competitive industry with increased competition;
•	our inability to successfully optimize our omnichannel operations, including failure to enhance our technology and marketing efforts;
•	our failure to use effective marketing strategies and increase existing and new customer traffic;
•	any interruptions in our foreign sourcing operations and the relationships with our suppliers and agents;
•	any increases in the demand for, or the price of, raw materials used to manufacture our merchandise and other fluctuations in sourcing and distribution costs;
•	the substantial doubt as to our ability to continue as a going concern;
•	our status as a controlled company;
•	our inability to regain compliance with the NYSE’s continuing listing requirements;
•	any material damage or interruptions to our information systems;
•	our inability to protect our trademarks and other intellectual property rights;
•	our indebtedness restricting our operational and financial flexibility; and
•	our recent financial restructuring.

Item 1. Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “J.Jill,” “we,” “us,” and “our” refer to J.Jill, Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2021” refer to the fiscal year ending January 29, 2022, “Fiscal Year 2020” refer to the fiscal year ended January 30, 2021, references to “Fiscal Year 2019” refer to the fiscal year ended February 1, 2020, and references to “Fiscal Year 2018” refer to the fiscal year ended February 2, 2019. Fiscal Years 2021, 2020, 2019 and 2018 are comprised of 52 weeks.

Company Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 265 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

As our customers increase their tenure with our brand, they tend to spend more and purchase more frequently. Additionally, as we retain customers over time, they tend to migrate from single channel customers to more valuable omnichannel customers. Omnichannel customers comprised 21% of our active customer base for Fiscal Year 2020, 22% for Fiscal Year 2019, and 22% in Fiscal Year 2018.

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

Product Design and Development

We offer merchandise collections frequently that are introduced approximately every six to eight weeks and designed and delivered to provide a consistent flow of fresh products. Substantially all of our merchandise is designed in-house, and we create newness through the use of different fabrics, colors, patterns and silhouettes. We introduce each collection simultaneously in our retail stores, on our website and in our catalogs. We support each collection with sequenced floor sets, continuous website updates and corresponding catalog editions in addition to coordinated marketing activities. Our new product development lifecycle typically takes 48 weeks from design concept through delivery. We leverage customer feedback and purchasing data from our customer database along with continual collaborative hindsighting to guide our product and merchandising decision making. The close coordination between our teams ensures that our product and brand message is clearly communicated to our customers across all channels.

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

Retail Channel

Our Stores

Our Retail channel represented 34.5% of net sales for Fiscal Year 2020. As of January 30, 2021, we operated 267 stores across 42 states with approximately half located in lifestyle centers and the remaining in premium malls; all our stores are leased. Our stores range in size from approximately 2,000 to 6,000 square feet, and the average store is approximately 3,700 square feet. Our net sales and the distribution of our net sales among our channels were impacted by the COVID-19 pandemic as our stores were closed for periods in the first and second quarters of Fiscal 2020 and have been opened since with reduced hours from prior years. In Fiscal 2019, prior to the pandemic, our Retail channel represented 56.3% of net sales.

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

Site Selection

We believe our store model supports and enhances our Direct channel sales by migrating single-channel customers to omnichannel customers. Potential new store locations are evaluated on various factors, including customer demographics within a market, concentration of existing customers, location of existing stores and center tenant quality and mix. We leverage our customer database, including purchasing history and customer demographics when evaluating our retail store fleet and any potential new locations. Generally, our stores are in high traffic locations with desirable demographic characteristics and favorable lease economics.

The following table shows new store openings since Fiscal Year 2015. The stores opened in the last three years were primarily in lifestyle centers.

		Total Stores at
	Total Stores	the End of the
Store Open Year	Opened	Fiscal Year
Fiscal Year 2015	15	261
Fiscal Year 2016	15	275
Fiscal Year 2017	9	276
Fiscal Year 2018	13	282
Fiscal Year 2019	11	287
Fiscal Year 2020	-	267

Direct Channel

Our Direct channel, which represented 65.5% of total net sales for Fiscal Year 2020, consists of our website and catalog orders. Within our Direct channel, ecommerce represented approximately 93% of Fiscal Year 2020 Direct channel net sales and phone orders represented 7% of Fiscal Year 2020 Direct channel net sales.

Our website, www.jjill.com, delivers to customers an engaging shopping experience by featuring updates on new collections, guidance on how to wardrobe and wear our products and the ability to chat live with a sales representative.

Our website also provides customers with a broader range of colors and sizes than available in our stores. Additionally, we leverage our website to help clear excess inventory, which allows us to keep our retail store products fresh and representative of our newest collection.

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

Customer-Focused Product Assortment. Our customers strongly associate our product with a modern balance of style, quality, comfort and ease suitable for a broad range of occasions at accessible price points. Our customer-focused assortment spans a full range of sizes and is designed to provide easy wardrobing that is relevant to her lifestyle. Each year, we offer merchandise collections frequently that are introduced approximately every six to eight weeks and designed and delivered to provide a consistent flow of fresh products. We create product newness through the use of different fabrics, colors, patterns and silhouettes. We have an in-house, customer centric product design and development process that leverages our extensive database of customer feedback and allows us to identify and incorporate changes in our customers’ preferences. We believe our customer focused approach to product development and continual delivery of fresh, high quality products drives traffic, frequency and conversion.

Highly Experienced Leadership Team. In Fiscal Year 2020, there were certain changes to our senior management team, including the announcement of our new Chief Executive Officer who joined the Company in February 2021. Our leadership team has extensive industry experience with significant expertise in merchandising, marketing, stores, ecommerce, human resources, and finance.

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

We offer a private label credit card program through an agreement with Comenity Capital Bank (“ADS”), under which they own the credit card receivables. All credit card holders receive invitations to exclusive customer events and promotions including special purchase events four times per year, a special offer for her birthday, and a 5% discount when purchases are made on the card. We promote the benefits of the credit card throughout our retail stores, our website and our catalogs through banner ads, signage and customer service and selling associate representatives. Additionally, we leverage regional print advertising to promote the card and its benefits to new and existing customers. We believe that our credit card program encourages customer loyalty, repeat visits and additional spending. In Fiscal Year 2020, 53% of our gross sales were generated by our credit card holders.

Sourcing and Supply Strategy

We outsource the manufacturing of our products. In order to efficiently source our products, we work primarily with agents who represent suppliers and factories. In Fiscal Year 2020 approximately 80% of our products were sourced through agents and 20% were sourced directly from suppliers and factories. We currently work with three primary agents that help us identify quality suppliers and coordinate our manufacturing requirements. Additionally, the agents manage the development of samples of merchandise produced in the factories, inspect finished merchandise, ensure the timely delivery of goods and carry out other administrative and oversight functions on our behalf. We source the remainder of our products by interacting directly with suppliers and factories both domestically and abroad.

Agents work with approximately 29 suppliers on our behalf. We source our merchandise globally from seven countries with the top three by volume being Vietnam, Indonesia and India. No single supplier accounts for more than 20% of merchandise purchased by volume.

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

Omnichannel Distribution and Customer Contact Center

We lease our 520,000 square foot distribution and customer contact center in Tilton, New Hampshire. The facility manages the receipt, storage, sorting, packing and distribution of merchandise for our Retail and Direct channels. Retail stores are replenished from this facility and shipped by third-party delivery services, providing our retail stores with a steady flow of new inventory that helps to maintain product freshness. Our distribution system is designed to operate in an efficient and cost-effective manner, including our ability to profitably support individual direct orders. In Fiscal Year 2020, the distribution center handled 31 million units, split between 12 million retail (39%) and 19 million direct (61%), and we believe this facility is sufficient to support our future growth.

The customer contact center is an extension of our brand, providing a consistent customer experience at every stage of a purchase across all of our channels. In Fiscal Year 2020, we managed approximately 4.3 million customer interactions through our in-house customer contact center in Tilton, New Hampshire. Our customer contact center is responsible for nearly all live customer interactions, other than in retail stores, including order taking and further serves as an important feedback loop in gathering customer responses to our brand, product and service. We continue to refine and improve our contact center strategy and experience to support the constantly evolving digital landscape.

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

Seasonality

While the retail business is generally seasonal in nature, we have historically not experienced significant seasonal fluctuations in our sales. Our merchandise offering drives consistent sales across seasons with no quarter contributing more than 30% of total annual net sales in Fiscal Year 2020.

Competition

The women’s apparel industry is highly competitive. We contend with local, national and international retail chains and department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. We compete primarily on the basis of design, service, quality and value. We believe our distinct combination of design, service, quality and value allows us to challenge the competition effectively and we believe we differentiate ourselves based on the strength of our brand, our omnichannel platform, our strong data capabilities, our loyal customer base, our customer-focused product assortment and our highly experienced leadership team. Our competitors range from smaller, growing companies to considerably larger companies with substantially greater financial, marketing and other resources.

Human Capital

Attracting, retaining, and developing a diverse pool of talent to drive the success of our brand is a key element of our business strategy. As of January 30, 2021, we employed 1,169 full-time and 1,743 part-time associates. Of these associates, 286 were employed in our headquarters in Quincy, Massachusetts, 2,287 were employed in our retail stores and field management team, and 339 worked in our distribution and customer contact center and administrative office in Tilton, New Hampshire. The number of associates, particularly part-time associates, fluctuates depending upon seasonal needs. Our associates are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our associates to be very good.

Calendar year 2020 presented special challenges with respect to the health and safety of our associates and customers. With the COVID-19 pandemic, we had to quickly adapt our priorities to make it possible for all of our associates to stay safe and reduce exposure to the virus. While this involved temporary closure of retail stores and offices, mostly during our second and third fiscal quarters, we provided our associates with up to two weeks of emergency paid leave during store closings and for absences related to COVID-19.

As our offices reopened, we encouraged our office staff to continue to work remotely, using technology to effectively collaborate. Before re-opening stores to the public, we developed requirements and procedures for how to do so as safely as possible – both for our associates and customers. We adopted additional safety protocols such as enhanced cleaning standards, personal protective equipment requirements, social distancing requirements and limitations on store occupancy. Returning store associates received training and ongoing instruction. We also developed new customer engagement options designed to minimize close contact, such as virtual appointments and curbside pickup.  We have continued to maintain these protocols, monitor for compliance and make improvements and adjustments where needed throughout fiscal year 2020.

Our key human capital measures include associate safety, turnover, pay equity, and associate professional development. We have programs in place to provide associates with feedback on performance and professional development planning, and our senior leadership team engages in a formal talent review and development planning process each year. During fiscal 2020 we promoted approximately 260 associates to higher level positions within the Company.

We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain talent throughout our organization. Our notable health, welfare and retirement benefits include:

•	Company subsidized health insurance
•	401(k) plan with Company matching contributions
•	Tuition assistance program
•	Paid parental leave
•	Flexible paid time off policies

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Associates have multiple ways to report inappropriate behavior, including through a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken to stop such behavior.

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

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (https://www.jjill.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference in this report.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

The novel coronavirus (COVID-19) pandemic has disrupted and may further disrupt our business, which has and could further materially adversely affect our operations and business and financial results.

The novel coronavirus (COVID-19) pandemic has had a material adverse effect on our business.  The COVID-19 pandemic has impacted and may continue to impact sales and traffic at our stores, may make it more difficult to staff stores, cause an inability to obtain supplies, increase commodity costs, continue to cause partial or total closure of impacted stores and could damage our reputation.  The extent to which COVID-19 and other epidemics, disease outbreaks, or public health emergencies will impact our business, liquidity, financial condition, and results of operations, depends on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, epidemic, disease outbreak, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for retail and levels of consumer confidence; our ability to successfully navigate the impacts; government action, including restrictions on congregating in heavily populated areas, such as malls and shopping centers; and increased unemployment and reductions in consumer discretionary spending.  Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition, and results of operations.

The sustained current outbreak and continued spread of COVID-19 has caused economic disruption, including wide scale unemployment, and it is possible that it could cause a global recession.  There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession.  We have been and could continue to be adversely affected by government restrictions on public gatherings, shelter-in-place orders, travel bans and limitations on operations of retail stores, including mandatory or voluntary closures or restrictions on hours of operations.  While we reopened stores with limited occupancy under the guidance from government and health authorities, there remains significant uncertainty around the ongoing impact of COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores as they reopen. The spread of COVID-19 has also caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers.  Due to the COVID-19 pandemic and related protocols, our business has experienced and will continue to experience, for an indefinite period of time, increased cleaning and supply costs and labor inefficiencies, as we adjust to improved sales volumes and enhanced health and safety protocols.  In addition, we cannot guarantee that changes to our operational policies and training will be effective to keep our employees and customers safe from COVID-19. Any publicity relating to health concerns or the perceived or specific outbreaks of COVID-19 attributed to one or more of our stores, could result in a significant decrease in sales traffic in all our stores and could have a material adverse effect on our results of operations.  Similar publicity or occurrences with respect to other retail stores could also decrease our sales traffic and may have a similar material adverse effect on our business.

Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our business, which could have an adverse effect on our operations.  There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. Similarly, our store operations could be further disrupted if large numbers of our employees are diagnosed with COVID-19.  If a significant percentage of our store workforce is unable to work, whether because of illness, quarantine, fear of contracting COVID-19 or other government restrictions in connection with COVID-19, our operations may be negatively impacted.  We cannot predict when our business will return to normalized levels.  This is especially due to the fact that as certain markets have reopened, some of them have since experienced a resurgence of COVID-19 cases.  In the event of additional waves of COVID-19 spread, it is unclear whether the same mitigation or containment measures taken by various governments (including at the federal, state and local level) or private enterprises will be continued or re-implemented, or if different measures will be implemented and what impact such measures will have on the national or global economy.  In addition, it is possible that despite additional waves of COVID-19, an increasing number of Americans who have emerged from the initial waves of COVID-19 will be less willing to return to such conditions, which could exacerbate the course of the pandemic.  Our supplies and suppliers have been and could continue to be adversely impacted by the COVID-19 pandemic.  If our suppliers’ employees are unable to work, whether because of illness, quarantine, fear of contracting COVID-19, we could face shortages and our operations and sales could be adversely impacted. The degree to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the possibility of a “future wave” of COVID-19, the actions to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume.  We are similarly unable to predict the degree to which the pandemic will impact our customers, suppliers and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us.  The effects of the pandemic could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant and adversely impact our ability to operate our business on the same terms as we conducted business prior to the pandemic.

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

Sales through our Direct channel, of which our ecommerce business constitutes the vast majority, accounted for approximately 66% of our total net sales for Fiscal Year 2020.  Our business, financial condition and results of operations are dependent on maintaining our ecommerce business and expanding this business is an important part of our strategy to grow through our omnichannel operations.  Dependence on our ecommerce business and the continued growth of our Direct and Retail channels subjects us to certain risks, including:

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

In particular, the level of customer traffic and volume of customer purchases through our Direct channel, which accounted for approximately 66% of our net sales for Fiscal Year 2020, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our merchandise.  If we are unable to maintain and increase customers’ use of our ecommerce platform, and the volume of purchases declines, our business, financial condition and results of operations could be adversely affected.

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

To the extent our growth strategy depends in part on our ability to open and operate new retail stores on a profitable basis and if we are not successful in implementing future retail store expansion, or if such new stores would negatively impact sales from our existing stores or from our Direct channel, our growth and profitability could be adversely impacted.

To the extent that our growth strategy depends in part on our ability to open and operate new retail stores on a profitable basis.  We may be unable to identify and open new retail locations in desirable places in the future.  We compete with other retailers and businesses for suitable retail locations.  Local land use, local zoning issues, environmental regulations, governmental permits and approvals and other regulations may affect our ability to find suitable retail locations and also influence the cost of leasing them.  We also may have difficulty negotiating real estate leases for new stores on acceptable terms.  In addition, construction, environmental, zoning and real estate delays may negatively affect retail location openings and increase costs and capital expenditures.  If we are unable to open new retail store locations in desirable places and on favorable terms, our net sales and profits could be materially adversely affected.

Should we expand our store base, our lease expense and our cash outlays for rent under the lease terms would increase.  Such growth would require that we continue to expand and improve our operating capabilities, including by making investments in our information technology and operational infrastructure, and expand, train and manage our employee base, and we may be unable to do so.  We primarily rely on cash flow generated from our operations to pay our lease expenses and to fund our growth initiatives.  It requires a significant investment to open a new retail store.  If we open a large number of stores relatively close in time, the cost of these retail store openings and lease expenses and the cost of continuing operations could reduce our cash position.  If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not have sufficient cash available to address other aspects of our business or we may be unable to service our lease expenses, which could materially harm our business.

Should we increase the number of retail stores, our stores may become more highly concentrated in geographic regions we already serve.  As a result, the number of customers and related net sales at individual stores may decline and the payback period may be increased.  The growth in the number of our retail stores could also draw customers away from our direct business and if our competitors open stores with similar formats, our retail store format may become less unique and may be less attractive to customers as a shopping destination.  If either of these events occurs, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to optimize our store base by profitably operating stores and closing less profitable stores, our business, financial condition and results of operations may be adversely affected.

Our future growth strategy depends in part on our ability to optimize and profitably operate our stores and to close underperforming stores. We may not be able to optimize our store base by profitably operating stores and closing stores that are unprofitable, and this could have a material adverse impact on our business, financial condition and results of operations.

Our business strategy depends in part on our ability to operate retail stores on a profitable basis and if we are not successful in executing our plan, our profitability could be adversely impacted.

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

We primarily utilize Federal Express to support retail store shipping.  We also use the U.S. Postal Service to deliver millions of catalogs each year, and we depend on third parties to print and mail our catalogs.  As a result, postal rate increases and paper and printing costs will affect the cost of our catalog and promotional mailings.  We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting.  The operational and financial difficulties of the U.S. Postal Service are well documented.  Any significant and unanticipated increase in postage, shipping costs, surcharges, reduction in service, slow-down in delivery or increase in paper and printing costs could impair our ability to deliver merchandise and catalogs in a timely or economically efficient manner and could adversely impact our profitability if we are unable to pass such increases directly on to our customers or if we are unable to implement more efficient delivery and order fulfillment systems, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacturing of all of our merchandise, primarily through the use of agents.  In Fiscal Year 2020, approximately 80% of our products were sourced through agents and approximately 20% were sourced directly from suppliers and factories.  Our merchandise is manufactured to our specifications primarily by factories outside of the United States.  Some of the factors that might affect a supplier’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards are outside of our control, including inclement weather, natural disasters, political and financial instability, legal and regulatory developments, strikes, health concerns regarding infectious diseases (such as the recent outbreak of the novel coronavirus), and acts of terrorism.  Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brand’s reputation.  Late delivery of merchandise or delivery of merchandise that does not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items.  These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

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

We source our imported merchandise from nine countries. The top three by volume are Vietnam, Indonesia, and India.  We source some merchandise from China. In Fiscal Year 2020, approximately 41% of our products were sourced in southeast Asia.  Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the COVID-19 pandemic and the imposition of additional import restrictions, could materially harm our operations.  For example, the U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions, including China, and has raised the possibility of imposing additional tariff increases or expanding the existing tariffs.  In response, many of these foreign governments, including China, have imposed retaliatory tariffs on goods that their countries import from the United States.  Although there has been a partial first phase trade deal between the United States and China, there can be no certainty whether any further trade deals or relaxation or elimination of trade tariffs will occur or upon what terms.  Additionally, there can be no assurance that additional or new trade tensions and tariffs will not arise between various trade partners, including, among others, the United States and China.  These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, financial condition and results of operations.  In addition, many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere.  We compete with other companies for production facilities and import quota capacity.  While substantially all of our foreign purchases of our merchandise are negotiated and paid for in U.S. dollars, the cost of our merchandise may be affected by fluctuations in the value of relevant foreign currencies.  In addition, we are engaging in growing the amount of production carried out in other developing countries.  These countries may present other risks with regard to infrastructure available to support manufacturing, labor and employee relations, political and economic stability, corruption, regulatory, environmental, health and safety compliance.  While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand and product delivery.

Furthermore, many of our suppliers rely on working capital financing to support their operations.  To the extent any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining merchandise, our suppliers increasing their prices or our suppliers modifying payment terms in a manner that is unfavorable to us.

If COVID-19 continues to result in a prolonged period of travel, commercial and other similar restrictions, or a delay in production or distribution operations at any or all of the Company’s suppliers’ facilities, we may experience significant supply chain disruptions.  If we experience significant supply chain disruptions, the Company may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

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

A significant portion of our stores are currently located in shopping malls.  Sales at stores located in malls are highly dependent on the traffic in those malls and the ability of developers to generate traffic near our stores.  In recent years, there has been increased purchasing of merchandise online and this trend accelerated in Fiscal Year 2020 due to the impact of COVID-19, and it is not clear yet whether this recent change is permanent or temporary.  This has adversely affected mall traffic.  A continuation of this trend could adversely impact the sales generated by our mall stores, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Indebtedness

We recently completed a financial restructuring of the Company’s capital structure and indebtedness on an out-of-court basis.

It is possible that our recent financial restructuring could adversely affect our business and relationships with customers, employees, suppliers and government authorities.  Due to uncertainties, many risks may exist, including the following:

•	key suppliers could terminate their relationships or require financial assurances or enhanced performance;
•	the ability to renew existing contracts and compete for new business may be adversely affected;
•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;
•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted; and
•	we may be subject to additional financial assurance or other conditions that may not be feasible.

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

Our term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, a wholly-owned subsidiary of us, the various lenders party thereto and Jefferies Finance LLC as the administrative agent, as amended on May 27, 2016 by Amendment No. 1 thereto, as further amended by Amendment No. 2 thereto (the “Term Loan Agreement”), our ABL credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, certain subsidiaries from time to time party thereto, the lenders party thereto and CIT Finance LLC as the administrative agent and collateral agent, as amended on May 27, 2016 by Amendment No. 1 thereto, as further amended on August 22, 2018 by Amendment No. 2 to reduce the frequency of borrowing base certificate submissions as long as certain conditions are maintained and as further amended on June 12, 2019 by Amendment No. 3 to extend the term date to May 8, 2023, as further amended by Amendment No. 4, dated as of September 30, 2020 (the “ABL Facility”) and our priming credit agreement, dated as of September 30, 2020 (the “Priming Facility” and, together with the Term Loan Agreement and ABL Facility, the “Credit Agreements”), each contain, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to grant liens, incur additional debt, pay dividends, cause our subsidiaries to pay dividends to us, make certain investments and engage in certain merger, consolidation or asset sale transactions.  A failure by us to comply with the covenants contained in our Credit Agreements could result in an event of default under each respective Credit Agreement, which could adversely affect our ability to respond to changes in our business and manage our operations.  Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and exercise other remedies as set forth in our Credit Agreements.  If the indebtedness under our Credit Agreements were to be accelerated, our future financial condition could be materially adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

Risks Related to Our Operations

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

As a result of COVID-19, the Company’s revenues, results of operations and cash flows were materially adversely impacted, which resulted in a failure by us to comply with the financial covenants contained in our ABL Facility and Term Loan. Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan. During 2020, the Company entered into forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan Agreement. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies through the period of time that allowed the Company to enter into a Transaction Support Agreement (“TSA”) on August 31, 2020 with lenders holding greater than 70% of the Company’s term loans (“Consenting Lenders”) and a majority of our shareholders on the principal terms of a financial restructuring (“Transaction”).  The Transaction was consented to by the requisite term loan lenders and was consummated on an out-of-court basis on September 30, 2020. The Transaction resulted in a waiver of any past non-compliance with the terms of the Company’s credit facilities, provided the Company with additional liquidity and extended the maturity of certain participating debt by two years, through May 2024.  Refer to Note 10, Debt for a further discussion of the Company’s debt restructuring.

The Company could experience other potential impacts because of COVID-19, including, but not limited to, additional charges from potential adjustments to the carrying amount of its inventory, goodwill, intangible assets, right-of-use assets, and long-lived assets as well as additional store closures. Actual results may differ materially from the Company’s current estimates as considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of a resurgence of COVID-19 with its potential for future business disruption and the related impacts on the U.S. economy in the coming 12 months. If one or more of these risks materialize, we believe that our current liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months. These risks raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued.

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

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

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

TowerBrook Capital Partners LP (“TowerBrook”) controls a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the NYSE corporate governance standards.  Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

TowerBrook owns a majority of our common stock.  As a result, TowerBrook will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including entering into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets and issuance of additional debt or equity.  In addition, as long as TowerBrook beneficially owns at least 50% of our common stock, the Stockholders Agreement provides TowerBrook with veto rights with respect to certain material matters.  The interests of TowerBrook and its affiliates could conflict with or differ from our interests or the interests of our other stockholders.  For example, the concentration of ownership held by TowerBrook could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.  Additionally, TowerBrook is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us.  TowerBrook may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.  So long as TowerBrook continues to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, TowerBrook will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

We continue to be controlled by TowerBrook, TowerBrook is a party to our Subordinated Debt Facility and TowerBrook’s interests may conflict with the interests of other stockholders and other lenders.

TowerBrook owns a majority of our common stock.  As a result, TowerBrook will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including entering into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets and issuance of additional debt or equity.  In addition, as long as TowerBrook beneficially owns at least 50% of our common stock, the Stockholders Agreement provides TowerBrook with veto rights with respect to certain material matters.  On September 30, 2020, in conjunction with our out-of-court restructuring, we entered into the subordinated facility, with a group of lenders that includes certain affiliates of TowerBrook and Michael Rahamim, our Chairman of the board of directors (“the Subordinated lenders”). Accordingly, the interests of the Subordinated Lenders could conflict with or differ from our interests or the interests of our other stockholders and other lenders.

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

Our goodwill and indefinite-lived intangible assets, which consist of goodwill from the controlling interest in the company held by JJill Holdings, Inc. and JJill Topco Holdings, LP, and our trade name, represented a significant portion of our total assets as of January 30, 2021.  Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Such indicators are based on market conditions and the operational performance of our business.

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

In March 2020, we received notice from the NYSE informing us that we were no longer in compliance with the NYSE continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our shareholders’ equity was less than $50 million.

In accordance with the NYSE listing requirements, we have submitted a plan that demonstrates how we expect to return to compliance with Section 802.01B.  We received notification in June 2020 that our submitted plan was accepted by the NYSE.  There can be no assurances that the Company will maintain compliance with the plan.  If we are unable to comply with the plan or we are unable to meet the continued listing standards by November 15, 2021, we will be subject to the prompt initiation of NYSE suspension and delisting procedures.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions.  If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

We have 9,631,633 outstanding shares of common stock as of January 30, 2021.  The number of outstanding shares of common stock includes 6,236,288 shares, including shares controlled by TowerBrook, that are “restricted securities,” as defined under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and eligible for sale in the public market subject to the requirements of Rule 144.  On May 31, 2021, the Company will have the choice to either prepay principal under the Priming Facility or issue additional shares.  The subordinated lenders (“Subordinated Lenders”) have been issued warrants under the subordinated term loan facility (“Subordinated Facility”), which, upon exercise, would grant the Subordinated Lenders 3,720,109 shares. Exercise of warrants and sales of significant amounts of stock in the public market could adversely affect prevailing market prices of our common stock.

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

The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control.  In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock.  The following factors could affect our stock price:

•	our operating and financial performance;
•	quarterly variations in the rate of growth (if any) of our financial indicators, such as net income per share, net income and revenues;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•	strategic actions by our competitors;
•	changes in operating performance and the stock market valuations of other companies;

•	announcements related to litigation;
•	our failure to meet revenue or earnings estimates made by research analysts or other investors;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	sales of our common stock by us or our stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	the COVID-19 pandemic and other epidemics, disease outbreaks, or public health emergencies;
•	general market conditions;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

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

We have filed registration statements with the SEC on Form S-8 providing for the registration of 329,206 shares of our common stock issued or reserved for issuance to our employees.  Subject to the satisfaction of vesting conditions, shares registered under the registration statements on Form S-8 will be available for resale immediately in the public market without restriction.  From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions.  The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

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

General Risk Factors

Risks Related to Information Security

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

Risks Related to Labor Force

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

Risks Related to Intellectual Property Matters

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

Risks Related to Legal, Regulatory and Compliance Matters

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

Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results.  In particular, the implementation of an increase to the corporate income tax rate for U.S. corporations could adversely impact our liquidity, business, financial condition and results of operations. Changes in tax laws result in uncertainty as to how tax laws will be applied to us and require us to perform computations that were not required previously.

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

As of January 30, 2021, we operated 267 stores in 42 states. Of these stores, approximately half are located in lifestyle centers and half in premium malls. The average size of our stores is approximately 3,700 square feet. All of our retail stores are leased from third parties and new stores historically have had terms of ten years. The weighted-average remaining lease term is 6.5 years. A portion of our leases have options to renew for periods up to five years. Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.

The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2021 – 2023	117
2024 – 2026	92
2027 – 2029	56
2030 and later	2

The table below sets forth the number of retail stores by state that we operated as of January 30, 2021.

	Number		Number		Number
State	of Stores	State	of Stores	State	of Stores
Alabama	6	Kentucky	2	New York	12
Arizona	6	Louisiana	5	North Carolina	9
Arkansas	3	Maine	1	Ohio	9
California	25	Maryland	6	Oklahoma	3
Colorado	7	Massachusetts	13	Oregon	5
Connecticut	8	Michigan	9	Pennsylvania	13
Delaware	1	Minnesota	6	Rhode Island	1
Florida	12	Mississippi	2	South Carolina	5
Georgia	10	Missouri	4	Tennessee	8
Idaho	1	Nebraska	2	Texas	17
Illinois	15	Nevada	2	Utah	2
Indiana	2	New Hampshire	1	Virginia	8
Iowa	2	New Jersey	12	Washington	5
Kansas	2	New Mexico	1	Wisconsin	4

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading publicly on the NYSE under the symbol “JILL” on March 9, 2017. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the Fiscal Years 2020 and 2019 quarters ended, respectively:

	Fiscal Year 2020		Fiscal Year 2019
	High	Low	High	Low
First	$6.20	$1.55	$31.53	$22.67
Second	$7.80	$1.95	$27.45	$6.20
Third	$5.75	$1.82	$12.90	$7.30
Fourth	$8.67	$3.32	$10.60	$4.60

Holders of Record

As of January 30, 2021, there were approximately 95 holders of record of our common stock. This number does not include beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Reverse Stock Split

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

Dividends

Since its initial public offering, the Company has paid one cash dividend. On April 1, 2019, a cash dividend of approximately $50.2 million was paid to the shareholders of J.Jill, Inc. and was considered a special cash dividend.

The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements, including our Term Loan Agreement, Priming Credit Agreement, Subordinated Facility and ABL Facility, and any other factors deemed relevant by our board of directors. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us under our Term Loan Agreement, Priming Credit Agreement, Subordinated Facility and ABL Facility and under future indebtedness that we or they may incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

Performance Graph

The following graph shows a comparison from March 9, 2017 (the date our common stock commenced trading on the NYSE) through January 30, 2021 of the cumulative total return for our common stock, the S&P 500 Index and an S&P Retail Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the S&P Retail Index as of the market close on March 9, 2017. Such returns are based on historical results and are not intended to suggest future performance.

Comparison Cumulative Total Return
250
200
150
100
50
-
3/9/2017
4/29/2017
7/29/2017
10/28/2017
2/3/2018
5/5/2018
8/4/2018
11/3/2018
2/2/2019
5/4/2019
8/3/2019
11/2/2019
2/1/2020
5/2/2020
8/1/2020
10/31/2020
1/30/2021
J.Jill, Inc.
S&P 500
SPDR S&P Retail

Recent Sales of Unregistered Securities

On September 30, 2020, pursuant to the Priming Credit Agreement, the Company issued 656,717 shares of common stock to the Priming Credit Agreement lenders, and pursuant to the Subordinated Facility, the Company issued 3,720,109 warrants to purchase 3,720,109 shares of common stock to the Subordinated Lenders (after giving effect to the 1-for-5 stock split described herein). The common stock issuance and the warrant issuance were undertaken in reliance upon the exemptions from registration provided by Regulation D and Section 4(a)(2) of the Securities Act, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 6. Selected Financial Data

Not applicable.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended January 30, 2021(“Fiscal Year 2020”), fiscal year ended February 1, 2020 (“Fiscal Year 2019”) and fiscal year ended February 2, 2019 (“Fiscal Year 2018”) are all comprised of 52 weeks.

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 265 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

Our Fiscal Year 2020 financial results were significantly impacted by the COVID-19 pandemic (“COVID-19”) as our stores were temporarily closed beginning in mid-March 2020 with most of our stores being reopened by late June 2020, but with enhanced health and safety protocols. In response to the pandemic, we acted during the period to leverage our Direct channel, while focusing on cost management and improving our liquidity. After approaching our vendor community, we implemented extended payment terms for nearly all goods and services, and we renegotiated leases to obtain rent abatements and deferrals.  We implemented other cost reductions, including marketing, where we reduced the frequency of our catalogs and evaluated marketing investment levels and mix for the right balance long-term.  We have also limited investments in our ecommerce business to necessary website and supporting functions.

The COVID-19 global pandemic and resulting temporary store closures and changes in customer behavior toward in-store shopping have had a material adverse effect on our operations, cash flows and liquidity. We have made significant progress reducing cash expenditures and maximizing cash receipts from our direct to consumer business channel such that our current base forecast projects sufficient liquidity over the coming 12 months; however, considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of a prolonged market impact from COVID-19 in the coming 12 months. If one or more of these risks materialize, we believe that our current sources of liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months.

We entered into a Transaction Support Agreement (“TSA”) with lenders of the Company’s previously existing term loans (“Consenting Lenders”) and a majority of our shareholders on the principal terms of a financial restructuring (“Transaction”).  The Transaction was consented to by the requisite term loan lenders and was consummated on an out-of-court basis on September 30, 2020. The Transaction resulted in a waiver of any past non-compliance with the terms of the Company’s credit facilities.  It also provided the Company with additional liquidity and extended the maturity of substantially all of the previously existing debt by two years, through May 2024.

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

Number of stores reflects all stores open at the end of a reporting period. In connection with opening new stores, we incur pre-opening costs. Pre-opening costs include expenses incurred prior to opening a new store and primarily consist of payroll, travel, training, marketing, initial opening supplies and costs of transporting initial inventory and fixtures to store locations, as well as occupancy costs incurred from the time of possession of a store site to the opening of that store. In connection with closing stores, we incur store-closing costs.  Store-closing costs primarily consist of lease termination penalties and costs of transporting inventory and fixtures to other store locations.  These pre-opening costs and store-closing costs are included in selling, general and administrative expenses and are generally incurred and expensed within 30 days of opening a new store or closing a store.

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

Selling, general and administrative expenses include all operating costs not included in costs of goods sold. These expenses include all payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. These expenses also include marketing expense, including catalog production and mailing costs, warehousing, distribution and shipping costs, customer service operations, consulting and software services, professional services and other administrative costs. Additionally, our shipping costs may fluctuate due to surcharges from shipping vendors based on demand for shipping services.

Our historical revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant increases were in occupancy costs associated with retail store expansion, and in marketing and payroll investments.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA, represents net (loss) income plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment, and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented:

(in thousands)	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019
Statements of Operations Data:
Net (loss) income	$(139,404)	$(128,567)	$30,525
Fair value adjustment of derivative	1,005	—	—
Fair value adjustment of warrants - related party	4,214	—	—
Interest expense, net	17,695	19,571	19,064
Interest expense, net - related party	534	—	—
Income tax (benefit) provision	(48,162)	(3,022)	11,649
Depreciation and amortization	33,696	37,925	36,749
Equity-based compensation expense (a)	2,160	3,972	4,010
Write-off of property and equipment (b)	969	151	128
Impairment of goodwill and intangible assets	32,520	131,528	—
Adjustment for exited retail stores (c)	(1,444)	—	—
Impairment of long-lived assets (d)	33,777	2,325	—
Transaction costs (e)	21,914	—	—
Other non-recurring items (f)	2,820	1,597	1,346
Adjusted EBITDA	$(37,706)	$65,480	$103,471
Net sales	$426,730	$691,345	$706,262
Adjusted EBITDA margin	-8.8%	9.5%	14.7%

(a)

Represents expenses associated with equity incentive instruments granted to our management and board of directors.  Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.

(b)	Represents the net gain or loss on the disposal of fixed assets.
(c)	Represents non-cash gains associated with exiting store leases earlier than anticipated.
(d)	Represents impairment of long-lived assets related to the right-of-use asset and leasehold improvements.
(e)	Represents items management believes are not indicative of ongoing operating performance. In Fiscal Year 2020, these expenses are primarily composed of legal and advisory costs.
(f)

Represents items management believes are not indicative of ongoing operating performance. In Fiscal Year 2020, these expenses are primarily composed of incremental one-time costs related to COVID-19, including supplies and cleaning expenses, hazard pay and benefits, and retention expenses.  In Fiscal Year 2019, these expenses are primarily composed of a gain from insurance proceeds, restructuring costs and expenses related to a CEO transition, including the acceleration of equity-based compensation expense.  In Fiscal Year 2018, these expenses include costs related to a CEO transition.

Items Affecting the Comparability of our Results of Operations

On January 31, 2020, we made a voluntary prepayment of $5.0 million, including accrued interest, on our Term Loan.

Impairment losses. Our Fiscal Year 2020 and Fiscal Year 2019 financial results included impairment charges of $66.3 million and $133.9 million, respectively for long-lived assets (operating lease right-of-use asset and leasehold improvements), goodwill and intangible assets. See Note 6, Goodwill and Other Intangible Assets, in Item I, Financial Statements, for additional information on these impairment losses.

COVID-19 impact. Our Fiscal Year 2020 financial results were significantly impacted by COVID-19 as our stores were temporarily closed beginning in mid-March and reopened beginning in mid-May, with all stores reopened by end of June, in efforts to stop the spread of the virus. Although the stores were temporarily closed and the Company lost revenues as a result, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to prior periods.

Results of Operations

Fiscal Year Ended January 30, 2021 compared to Fiscal Year Ended February 1, 2020.

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Fiscal Year Ended January 30, 2021		For the Fiscal Year Ended February 1, 2020		Change Year-over-Year
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$426,730	100.0%	$691,345	100.0%	$(264,615)	(38.3)%
Costs of goods sold	181,103	42.4%	262,766	38.0%	(81,663)	(31.1)%
Gross profit	245,627	57.6%	428,579	62.0%	(182,952)	(42.7)%
Selling, general and administrative expenses	343,448	80.5%	406,744	58.8%	(63,296)	(15.6)%
Impairment of long-lived assets	33,777	7.9%	2,325	0.3%	31,452	1352.8%
Impairment of goodwill	17,900	4.2%	119,428	17.3%	(101,528)	(85.0)%
Impairment of intangible assets	14,620	3.4%	12,100	1.8%	2,520	20.8%
Operating loss	(164,118)	(38.5)%	(112,018)	(16.2)%	(52,100)	46.5%
Fair value adjustment of derivative	1,005	0.2%	-	-	1,005	-
Fair value adjustment of warrants - related party	4,214	1.0%	-	-	4,214
Interest expense, net	17,695	4.1%	19,571	2.8%	(1,876)	(9.6)%
Interest expense, net - related party	534	0.1%	-	-	534
Loss before provision for income taxes	(187,566)	(44.0)%	(131,589)	(19.0)%	(55,977)	42.5%
Income tax benefit	(48,162)	(11.3)%	(3,022)	(0.4)%	(45,140)	1493.7%
Net loss	$(139,404)	(32.7)%	$(128,567)	(18.6)%	$(10,837)	8.4%

Net Sales

Net sales for Fiscal Year 2020 decreased $264.6 million or 38.3%, to $426.7 million from $691.3 million for Fiscal Year 2019. The decrease in total net sales versus the prior year was primarily driven by the impact of COVID-19 on consumer spending on fashion apparel. Net sales for Fiscal Year 2020 includes an out-of-period adjustment associated with the Company’s historical methodology for determining its sales returns reserve which benefitted Net sales by approximately 1%.

Our Direct channel was responsible for 65.5% of our net sales in Fiscal Year 2020 compared to 43.7% in Fiscal Year 2019. Our Retail channel was responsible for 34.5% of our net sales in Fiscal Year 2020 and 56.3% in Fiscal Year 2019. We operated 267 and 287 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for Fiscal Year 2020 decreased $183.0 million, or 42.7%, to $245.6 million from $428.6 million for Fiscal Year 2019. The gross margin for the Fiscal Year 2020 was 57.6% compared to 62.0% for Fiscal Year 2019, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods in Fiscal Year 2020. The out-of-period adjustment, discussed above, had minimal impact on the gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal Year 2020 decreased $63.3 million, or 15.6%, to $343.4 million from $406.7 million for Fiscal Year 2019. The decrease is driven by a $35.0 million decrease in compensation and benefits, a $29.2 million decrease in marketing costs, a $6.1 million decrease in occupancy costs, a $4.2 million decrease in depreciation and amortization, a $2.9 million decrease in credit card fees, a $1.8 million decrease in stock-based compensation, a $1.6 million decrease in shipping costs and a $1.1 million decrease in supplies expense, offset by a $17.2 million increase in professional services expenses, due primarily to costs associated with the financial restructuring, and a $1.7 million increase in non-occupancy insurance cost.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, net

Interest expense, net consists of interest expense on the Term Loan, ABL Facility, Priming Loan and Subordinated Facility partially offset by interest earned on cash. Interest expense for Fiscal Year 2020 decreased by $1.9 million, or 9.6%, to $17.7 million from $19.6 million for Fiscal Year 2019. The decrease was driven by lower interest rates.

Provision for Income Taxes

The income tax benefit for Fiscal Year 2020 was $48.2 million compared to an income tax benefit of $3.0 million for Fiscal Year 2019. Our effective tax rates were 25.7% and 2.3%, respectively. The higher effective tax rate for Fiscal Year 2020 was primarily due to the realized benefit from the CARES Act as well as state and local income taxes. The CARES Act allows net operating losses generated in fiscal year 2020 to be carried back five years to years with higher tax rates than the current year. These benefits were partially offset by the impact on the effective tax rate from goodwill impairment, which has no associated tax benefit, and valuation allowance. The lower effective rate for Fiscal Year 2019 was primarily due to the impact from goodwill impairment, which has no associated tax benefit.

For discussion related to the results of operations and changes in financial condition for Fiscal 2019 compared to Fiscal 2018 refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2019 Form 10-K, which was filed with the United States Securities and Exchange Commission on June 15, 2020.

Liquidity and Capital Resources

General

The COVID-19 global pandemic, resulting store closures and impacts to customer spending behavior have had a material adverse effect on our operations, cash flows and liquidity. We have made significant progress reducing cash expenditures and maximizing cash receipts from our direct to consumer business channel such that our current base forecast projects sufficient liquidity over the coming 12 months. However, considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of prolonged market impacts from COVID-19 in the coming 12 months. If one or more of these risks materializes, we believe that our current sources of liquidity and capital will not be sufficient to finance our continued operations for at least the next 12 months. These risks raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued.

The material adverse effect caused by COVID-19 and inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2020 resulted in a failure by us to comply with the financial covenants contained in our ABL Facility and Term Loan agreements.  As part of the Transactions that were consummated on September 30, 2020 any non-compliance with the terms of our existing term loan facility (the “Existing Term Loan Facility”) and ABL Facility was waived.  Additionally, key financial covenants have been waived until the fourth quarter of Fiscal Year 2021, and the covenant requiring the delivery of an audit opinion without a “going concern” or similar qualification has been waived for Fiscal Year 2021 with respect to any such qualification relating solely to our ability to satisfy the minimum liquidity covenant in our debt facilities.  Refer to Note 10, Debt, in the notes to the consolidated financial statements for further details regarding the debt facilities and the Transaction.

As of January 30, 2021, we had $4.4 million in cash and $23.8 million of total availability under our ABL Facility.  Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility, which has a maturity of May 8, 2023 so long as certain conditions related to the maturity of the term loan are met. Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems and the costs of operating as a public company.

We have filed a preliminary tax return for Fiscal Year 2020 and expect a refund in excess of $25 million. The tax refund amount benefited from the provisions under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 most significantly from the provision that allows for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.  The Company has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020 in accordance with the CARES Act, resulting in a deferral of $3.8 million as of January 30, 2021. The Company expects to remit the social security taxes before October 15, 2021.

Under the Priming Credit Agreement, the Company has certain payment obligations during Fiscal Year 2021.  The Company has the choice to repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement or issue additional shares of the Company’s stock up to 798,807 shares or the maximum number of shares having a value of $4.75 million to the lenders. The Company expects to issue the shares to the lenders rather than repaying the $4.9 million since the minimum liquidity covenant will increase to $25.0 million from $15.0 million if the Company were to choose to repay the $4.9 million of principal.  The Priming Credit Agreement provides for a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there will be a Paid-in-Kind (“PIK”) interest rate increase and a PIK fee based on the level of payment below the $25.0 million. We expect to make a principal payment of at least $25.0 million, avoiding PIK interest and fees, by using the funds from the expected tax refund.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

(in thousands)	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019
Net cash (used in) provided by operating activities	$(34,811)	$32,653	$67,503
Net cash used in investing activities	(3,805)	(18,222)	(24,710)
Net cash provided by (used in) financing activities	21,496	(59,108)	(2,567)

Net Cash (used in) provided by Operating Activities

Net cash used in operating activities during Fiscal Year 2020 was $34.8 million, a decline of $67.5 million as compared to Fiscal Year 2019 as cash-related income was a use of cash in the current year due to the impact of the COVID-19 pandemic, including the temporary closure of our retail stores as compared to a source of cash in the prior year.  The use of cash caused by the current year loss was offset in part by working capital improvements due to extending payment terms with our vendors and management of our inventory balances, as well as negotiating rent deferrals with certain landlords and withholding rent payments for certain retail locations that were closed while we continue to negotiate amendments for those locations, totaling approximately $1.9 million.

Net Cash used in Investing Activities

Net cash used in investing activities during Fiscal Year 2020 was $3.8 million, a decrease of $14.4 million as compared to Fiscal Year 2019, representing efforts to reduce capital expenditures in order to preserve cash in response to COVID-19.

Net Cash used in Financing Activities

Net cash provided by financing activities during Fiscal Year 2020 was $21.5 million, which was driven by the borrowings under the Subordinated Facility and ABL Facility, partially offset by principal payments on the Term Loan and Priming Loan.

Dividends

The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and any other factors deemed relevant by our board of directors. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us under our debt agreements and under future indebtedness that we or they may incur.

Capitalization

At January 30, 2021, long-term debt consisted of the following:

Carrying Value of Debt
January 30, 2021
Term Loan (principal of $5,007)	$4,904
Priming Loan (principal of $229,773)	223,296
Subordinated Facility (principal and paid-in kind interest of $15,666)	3,311
Less: Current portion	(2,799)
Net long-term debt	$228,712

Additionally, the Company had short-term borrowings of $11.1 million under the Company’s ABL Facility as of January 30, 2021. The Company had outstanding letters of credit in the amount of $2.9 million and had a maximum additional borrowing capacity of $23.8 million as of January 30, 2021.  The Company was in compliance with all debt covenants as of January 30, 2021.

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

The maturity date of the Priming Credit Agreement is May 8, 2024, and the loans under the Priming Credit Agreement will bear interest at the Company’s election at: (1) Base Rate (as defined in the Priming Credit Agreement) plus 4.00% or (2) LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis. The Priming Credit Agreement requires a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there will be a Paid-in-Kind (“PIK”) interest rate increase and a PIK fee. Refer to Note 10, Debt in the notes to the consolidated financial statements for further details on the Debt, including the potential PIK interest rate and PIK fee.

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

The ABL Facility allows us to elect, at our own option, the applicable interest rate for borrowings under the ABL Facility using a LIBOR or Base Rate variable interest rate plus an applicable margin. LIBOR loans under the ABL Facility accrue interest at a rate equal to LIBOR plus a spread ranging from 2.25% to 2.50%, subject to availability. Base Rate loans under the ABL Facility accrue interest at a rate equal to (i) the highest of (a) the prime rate, (b) the overnight Federal Funds Effective Rate plus 0.50%, (c) LIBOR with a one-month interest period plus 1.00% and (d) 2.00%, plus (ii) a spread ranging from 1.25% to 1.50%, subject to availability. Principal is payable upon maturity of the ABL Facility on its termination date. On June 12, 2019 this ABL Facility was amended to extend the termination date to May 8, 2023. The ABL Facility also requires the payment of monthly fees based on the average quarterly unused portion of the commitment, as well as a fee on the balance of the outstanding letters of credit.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business. As of January 30, 2021 our outstanding contractual cash obligations were due during the periods presented below.

	Payments Due by Period
		Less than 1			More than 5
(in thousands)	Total	year	1 - 3 years	3 - 5 years	years
Long-Term Debt Obligations
Principal payment obligations(1)	$260,926	$13,945	$10,425	$236,556	$—
Interest expense on long-term debt(2)	51,752	13,546	24,532	13,674	—
Operating Lease Obligations(3)	268,539	46,752	85,241	66,758	69,788
Purchase Obligations(4)	189,464	189,464	—	—	—
Total	$770,681	$263,707	$120,198	$316,988	$69,788

(1)

Amounts do not include the payment of PIK interest and PIK fees.  The Subordinated Facility requires a $10.6 million payment of PIK interest at maturity in Fiscal Year 2024.  If the Company were to make the minimum principal payments on the Priming Loan as presented in the table above, the Company would be required to make a $52.3 million payment for PIK fees and PIK interest at maturity in Fiscal Year 2024; however, the Company expects to make a principal payment of at least $25.0 million by August 30, 2021 to avoid making any payments for PIK fees or PIK interest on the Priming Loan.  The Company anticipates using the proceeds from its expected tax refund to fund the $25.0 million principal payment.  The outstanding borrowings under the ABL Facility are assumed to be repaid in Fiscal Year 2021, which may or may not reflect the actual timing of repayment.

(2)	Assumes an interest rate of 6.00% per annum for the Term Loan and Priming Loan Credit Agreement, and 13.2% for the Subordinated Facility, consistent with the interest rates as of January 30, 2021.
(3)	Assumes the base lease term and any additional options that are reasonably certain to be exercised at lease commencement in our outstanding operating lease arrangements as of January 30, 2021.
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

The Company has a return policy where merchandise returns will be accepted within 90 days of the original purchase date.  At the time of sale, the Company records an estimated sales reserve for merchandise returns based on historical prior returns experience and expected future returns. The estimated sales reserve is recorded as a return asset (and corresponding adjustment to cost of goods sold) for the cost of inventory and a return liability for the amount to settle the return with a customer (and a corresponding adjustment to revenue). The return asset and return liability are recorded in Prepaid expenses and other current assets, and Accrued expenses and other current liabilities, respectively, in the consolidated balance sheets. The Company collects and remits sales and use taxes in all states in which retail and direct sales occur and taxes are applicable. These taxes are reported on a net basis and are thereby excluded from revenue.

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

Merchandise Inventory

Inventory consists of finished goods merchandise held for sale to our customers. Inventory is stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from our manufacturers, duties, commissions and inbound freight.

In the normal course of business, we record inventory reserves by applying estimates, based on past and projected sales performance, to the inventory on hand. The carrying value of inventory is reduced to estimated net realizable value when factors indicate that merchandise will not be sold on terms sufficient to recover its cost.

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

We may assess our goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s fair value is greater than its carrying value, no further impairment testing is required.

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

During Fiscal Year 2020, we performed a quantitative assessment in the first, third and fourth quarters which resulted in a $17.9 million impairment to our goodwill. During Fiscal Year 2019, we performed a quantitative assessment in the second and fourth quarters which resulted in a $119.4 million impairment to our goodwill. Our tests for impairment of goodwill resulted in a determination that the fair value of each reporting unit exceeded the carrying value of its net assets during Fiscal Year 2018. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

Indefinite-Lived Intangible Assets

Our trade name has been assigned an indefinite life as we currently anticipate that it will contribute cash flows to us indefinitely. Our trade name is reviewed at least annually to determine whether events and circumstances continue to support an indefinite, useful life.

We evaluate our trade name annually at year end for potential impairment, or whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Conditions that may indicate impairment include, but are not limited to, significant loss of market share to a competitor, the identification of other impaired assets within a reporting unit, loss of key personnel that negatively and materially has an adverse effect on our operations, the disposition of a significant portion of a reporting unit or a significant adverse change in business climate or regulations.

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

We assessed the carrying value of the trade name as described above and determined that impairment losses of $12.0 million and $12.1 million were required during Fiscal Years 2020 and 2019, respectively. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material. There were no impairment losses required in Fiscal Years 2018.

Long-Lived Assets

Long-lived assets include definite-lived intangible assets (our customer list) subject to amortization, property and equipment and operating lease assets. Long-lived assets obtained in a business combination are recorded at the acquisition-date fair value, property and equipment purchased in the normal course of business is recorded at cost and operating lease assets are recorded at the present value of the lease payments.

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

We assessed the carrying value of our customer list as described above and determined that an impairment loss of $2.6 million was required during Fiscal Year 2020. The customer list impairment is recorded in impairment of intangible assets in the consolidated statement of operations and comprehensive income.

During Fiscal Years 2020 and 2019, we assessed the carrying values of right-of-use assets and property and equipment as described above.  During Fiscal Year 2020, the Company recorded impairment charges of $23.0 million and $10.8 million related to right-of-use assets and leasehold improvements, respectively, associated with the assets of underperforming retail locations. During Fiscal Year 2019, the Company recorded impairment charges of $2.0 million and $0.3 million related to right-of-use assets and leasehold improvements, respectively.  Right-of-use asset and leasehold improvement impairments are recorded in impairment of long-lived assets in the consolidated statement of operations and comprehensive income.  During Fiscal Year 2018, the Company did not record any impairment charges associated with long-lived assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the ABL Facility, Term Loan, Priming Loan and Subordinated Facility, which bear interest at variable rates as defined in the respective agreements described above. As of January 30, 2021, there were outstanding balances of $11.1 million, $5.1 million, $229.8 million and $15.0 million under the ABL Facility, Term Loan, Priming Loan and Subordinated Facility, respectively. We currently do not engage in any interest rate hedging activity. Based on the schedule of outstanding borrowings as of January 30, 2021, a 10% change in our current interest rate would have affected net income by $1.1 million during Fiscal Year 2020.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 30, 2021, the end of the period covered by this Annual Report on Form-10-K, our disclosure controls and procedures were effective to provide such reasonable assurance.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit  preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that the company’s internal control over financial reporting was effective as of January 30, 2021.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our fiscal year ended January 30, 2021, and is incorporated herein by reference.

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

(a)(3)	Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

3.2	Certificate of Amendment to the Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed on November 9, 2020 (File No. 001-38026)).

3.3	Bylaws of J.Jill, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

4.1*	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

Exhibit Number	Exhibit Description

10.7

Amendment No. 3 to Term Loan Credit Agreement, Consent and Waiver, dated as of October 16, 2020, by and between Jill Acquisition LLC, as the borrower, and Wilmington Trust, National Association, as administrative agent (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q, filed on December 11, 2020 (File No. 001-38026)).

10.8

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

10.11

Priming Credit Agreement, dated as of September 30, 2020, by and among J.Jill. Inc., J.Jill Acquisition LLC, as the borrower, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.12

Subordinated Credit Agreement, dated as of September 30, 2020, by and among J.Jill, Inc., Jill Acquisition LLC, as the borrower, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.13

Warrant Agreement, dated as of October 2, 2020, by and among J.Jill, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.14

Amendment to Warrant Agreement, amended as of December 4, 2020, by and among J.Jill, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q, filed on December 11, 2020 (File No. 001-38026)).

10.15

Services Agreement, dated as of May 8, 2015, by and between Jill Acquisition LLC and TowerBrook Capital Partners L.P (incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on February 10, 2017 (File No. 333-215993)).

10.16

Lease Agreement, dated as of September 30, 2010, by and between Cole JJ Tilton NH, LLC and Jill Acquisition LLC (incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on February 10, 2017 (File No. 333-215993)).

10.17	Stockholders Agreement, dated as of March 14, 2017 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.18†

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

10.20

Amended and Restated Agreement of Limited Partnership of JJill Topco Holdings, LP, dated as of May 8, 2015 (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

Exhibit Number	Exhibit Description

10.21†

JJill Topco Holdings, LP Incentive Equity Plan (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.22†

Form of Grant Agreement under the JJill Topco Holdings, LP Incentive Equity Plan (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.23†	J.Jill, Inc. Employee Stock Purchase Plan. (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

10.24†

Form of Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on April 11, 2018 (File No. 001-38026)).

10.25†*	Second Amendment to Offer Letter, dated as of June 2, 2020, by and between James Scully and J.Jill, Inc.

10.26†	Election of Director – Shelley Milano (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K, filed on June 10, 2020 (File No. 001-38026)).

10.27†*	Third Amendment to Offer Letter, dated as of June 3, 2020, by and between James Scully and J.Jill, Inc.

10.28†*	Employment Agreement, dated as of October 3, 2020, by and between Claire Spofford and J.Jill, Inc.

10.29†*	Fourth Amendment to Offer Letter, dated as of December 4, 2020, by and between James Scully and J.Jill, Inc.

21.1	Subsidiaries of J.Jill, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-30826)).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.Jill, Inc.

Date: April 12, 2021	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Claire Spofford	Chief Executive Officer (Principal Executive Officer)	April 12, 2021
Claire Spofford

/s/ Mark Webb	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 12, 2021
Mark Webb

/s/ Michael Rahamim	Chairman of the Board of Directors	April 12, 2021
Michael Rahamim

/s/ James Scully	Director	April 12, 2021
James Scully

/s/ Andrew Rolfe	Director	April 12, 2021
Andrew Rolfe

/s/ Travis Nelson	Director	April 12, 2021
Travis Nelson

/s/ Marka Hansen	Director	April 12, 2021
Marka Hansen

/s/ Michael Recht	Director	April 12, 2021
Michael Recht

/s/ Michael Eck	Director	April 12, 2021
Michael Eck

/s/ Shelley Milano	Director	April 12, 2021
Shelley Milano

J.Jill, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Audited Consolidated Financial Statements
Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Year Ended January 30, 2021, February 1, 2020 and February 2, 2019	F-4
Consolidated Statements of Shareholders’ Equity (Deficit) for the Fiscal Year Ended January 30, 2021, February 1, 2020 and February 2, 2019	F-5
Consolidated Statements of Cash Flows for the Fiscal Year Ended January 30, 2021, February 1, 2020 and February 2, 2019	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.Jill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.Jill, Inc. and its subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of operations and comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced a material adverse impact to its revenues, results of operations, and cash flows as a result of COVID-19, and its current liquidity and capital may not be sufficient to finance its continued operations for at least the next twelve months that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

April 12, 2021

We have served as the Company's auditor since 2009.

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 30, 2021	February 1, 2020
Assets
Current assets:
Cash	$4,407	$21,527
Accounts receivable	7,793	7,408
Inventories, net	58,034	72,599
Prepaid expenses and other current assets	43,035	21,416
Total current assets	113,269	122,950
Property and equipment, net	73,906	107,645
Intangible assets, net	88,976	112,814
Goodwill	59,697	77,597
Operating lease assets, net	161,135	211,332
Other assets	199	1,650
Total assets	$497,182	$633,988
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$56,263	$43,053
Accrued expenses and other current liabilities	43,854	42,712
Current portion of long-term debt	2,799	2,799
Current portion of operating lease liabilities	37,967	33,875
Borrowings under revolving credit facility	11,146	—
Total current liabilities	152,029	122,439
Long-term debt, net of discount and current portion	225,401	231,200
Long-term debt, net of discount - related party	3,311	—
Deferred income taxes	13,835	31,034
Operating lease liabilities, net of current portion	179,022	208,800
Warrants - related party	15,997	—
Derivative liability	2,436	—
Other liabilities	2,049	1,950
Total liabilities	594,080	595,423
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 9,631,633 and 8,857,625 shares issued and outstanding at January 30, 2021 and February 1, 2020, respectively	97	89
Additional paid-in capital	129,363	125,430
Accumulated deficit	(226,358)	(86,954)
Total shareholders’ (deficit) equity	(96,898)	38,565
Total liabilities and shareholders’ equity	$497,182	$633,988

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019
Net sales	$426,730	$691,345	$706,262
Costs of goods sold	181,103	262,766	245,982
Gross profit	245,627	428,579	460,280
Selling, general and administrative expenses	343,448	406,744	399,042
Impairment of long-lived assets	33,777	2,325	-
Impairment of goodwill	17,900	119,428	-
Impairment of intangible assets	14,620	12,100	-
Operating (loss) income	(164,118)	(112,018)	61,238
Fair value adjustment of derivative	1,005	—	—
Fair value adjustment of warrants - related party	4,214	—	—
Interest expense, net	17,695	19,571	19,064
Interest expense, net - related party	534	—	—
(Loss) income before provision for income taxes	(187,566)	(131,589)	42,174
Income tax (benefit) provision	(48,162)	(3,022)	11,649
Net (loss) income and total comprehensive (loss) income	$(139,404)	$(128,567)	$30,525
Net (loss) income per common share attributable to common shareholders:
Basic	$(15.22)	$(14.69)	$3.57
Diluted	$(15.22)	$(14.69)	$3.45
Weighted average number of common shares outstanding:
Basic	9,159,686	8,749,865	8,554,263
Diluted	9,159,686	8,749,865	8,847,950

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except common share data)

			Additional	Accumulated	Total
	Common Stock		Paid-in	(Deficit)	Shareholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance, February 3, 2018	8,750,558	$88	$117,742	$61,486	$179,316
Adoption of ASU 2014-09(1)	—	—	—	(288)	(288)
Vesting of restricted stock	2,665	—	1	—	1
Forfeiture of restricted stock awards	(28,508)	—	(2)	—	(2)
Common stock issued under employee stock purchase plan	9,769	—	233	—	233
Equity-based compensation	—	—	4,010	—	4,010
Net income	—	—	—	30,525	30,525
Balance, February 2, 2019	8,734,484	$88	$121,984	$91,723	$213,795
Adoption of ASU 2016-02(1)	—	—	—	44	44
Special cash dividend ($5.75 per share)	—	—	—	(50,154)	(50,154)
Vesting of restricted stock	198,733	2	(2)	—	—
Surrender of shares to pay withholding taxes	(69,724)	(1)	(1,406)	—	(1,407)
Forfeitable dividend	—	—	115	—	115
Forfeiture of restricted stock awards	(33,754)	—	—	—	—
Common stock issued under employee stock purchase plan	27,886	—	135	—	135
Equity-based compensation	—	—	4,604	—	4,604
Net loss	—	—	—	(128,567)	(128,567)
Balance, February 1, 2020	8,857,625	$89	$125,430	$(86,954)	$38,565
Vesting of restricted stock	167,538	2	—	—	2
Surrender of shares to pay withholding taxes	(49,585)	—	(178)	—	(178)
Equity-based compensation	—	—	2,160	—	2,160
Forfeiture of restricted stock awards	(662)	—	—	—	—
Participating lender equity consideration	656,717	6	1,951	—	1,957
Net loss	—	—	—	(139,404)	(139,404)
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)

(1)	See Note 3 for additional detail regarding the adoption of new accounting standards.

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019
Net (loss) income	$(139,404)	$(128,567)	$30,525
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33,684	37,916	36,743
Impairment of goodwill and indefinite-lived intangible assets	32,520	131,528	—
Impairment of long-lived assets	33,777	2,325	—
Adjustment for exited retail stores	(1,444)	—	—
Loss on disposal of fixed assets	969	151	128
Impairment loss (gain) on barter arrangement	1,966	(1,274)	—
Noncash interest expense, net	2,216	1,756	1,602
Noncash change in fair value of derivative	1,005	—	—
Noncash change in fair value of warrants - related party	4,214	—	—
Equity-based compensation	2,160	4,604	4,010
Deferred rent incentives	(183)	(177)	(135)
Deferred income taxes	(17,199)	(10,824)	(4,319)
Changes in operating assets and liabilities
Accounts receivable	(385)	(3,401)	726
Inventories	14,565	4,024	3,242
Prepaid expenses and other current assets	(21,618)	3,357	(7,639)
Accounts payable	13,439	(11,337)	471
Accrued expenses	2,223	31	(1,595)
Operating lease assets and liabilities	2,991	2,861	—
Other noncurrent assets and liabilities	(307)	(320)	3,744
Net cash (used in) provided by operating activities	(34,811)	32,653	67,503
Investing activities:
Purchases of property and equipment	(3,805)	(18,222)	(24,710)
Net cash used in investing activities	(3,805)	(18,222)	(24,710)
Financing activities:
Borrowings under revolving credit facility	59,155	—	—
Repayments of revolving credit facility	(48,009)	—	—
Borrowings under subordinated facility, net of issuance costs - related party	14,560	—	—
Lender fees for priming loans	(1,235)	—	—
Repayments on debt	(2,799)	(7,799)	(2,799)
Proceeds from employee stock purchases	—	134	232
Special dividend paid to shareholders	—	(50,154)	—
Surrender of shares to pay withholding taxes	(176)	(1,403)	—
Forfeitable dividend	—	114	—
Net cash provided by (used in) financing activities	21,496	(59,108)	(2,567)
Net change in cash	(17,120)	(44,677)	40,226
Cash:
Beginning of Period	21,527	66,204	25,978
End of Period	$4,407	$21,527	$66,204
Supplemental cash flow information:
Cash paid for interest	$14,207	$18,107	$17,996
Cash paid for income taxes	20	7,187	23,092
Noncash investing and financing activities:
Capital expenditures financed with the ending balance in accounts payable and accrued expenses	157	1,334	1,935
Exchange of priming loans for term loans	228,623	—	—
Non cash lender fees:
Warrants issued for subordinated facility	11,782	—	—
Equity and embedded derivative issued for priming loans	3,388	—	—

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

Notes to Consolidated Financial Statements

1. General

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through about 267 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

J.Jill, Inc. is a holding company, and Jill Acquisition LLC, its wholly-owned subsidiary, is the operating company for the business assets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s fiscal year ends on the Saturday, in January or February, nearest the last day of January, resulting in an additional week of results every five or six years. The Fiscal Years of 2020, 2019 and 2018 contained 52-weeks of operations.

Certain prior year amounts have been restated to reflect the reverse stock split on November 9, 2020 including Common stock par value and Additional paid-in capital on the consolidated balance sheets and, shares and per share amounts on the consolidated statements of operations and comprehensive income.  The prior year’s impairment of long-lived assets has been reclassified to be consistent with the current year presentation on the consolidated statements of operations and comprehensive income.  The prior year’s accounts receivable from liquidators has been reclassified from Prepaid and other current assets to Accounts receivable to be consistent with the current year presentation on the consolidated balance sheets.

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

As a result of COVID-19, the Company’s revenues, results of operations and cash flows were materially adversely impacted, which resulted in a failure by us to comply with the financial covenants contained in our ABL Facility and Term Loan. Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan. During 2020, the Company entered into forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies through the period of time that allowed the Company to enter into a Transaction Support Agreement (“TSA”) on August 31, 2020 with lenders holding greater than 70% of the Company’s term loans (“Consenting Lenders”) and a majority of our shareholders on the principal terms of a financial restructuring (“Transaction”).  The Transaction was consented to by the requisite term loan lenders and was consummated on an out-of-court basis on September 30, 2020. The Transaction resulted in a waiver of any past non-compliance with the terms of the Company’s credit facilities, provided the Company with additional liquidity and extended the maturity of certain participating debt by two years, through May 2024.  Refer to Note 10, Debt for a further discussion of the Company’s debt restructuring.

The Company could experience other potential impacts because of COVID-19, including, but not limited to, additional charges from potential adjustments to the carrying amount of its inventory, goodwill, intangible assets, right-of-use assets, and long-lived assets as well as additional store closures. Actual results may differ materially from the Company’s current estimates as considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of a resurgence of COVID-19 with its potential for future business disruption and the related impacts on the U.S. economy in the coming 12 months. If one or more of these risks materialize, we believe that our current liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months. These risks raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued.

In response to the impacts of COVID-19, we improved our financial flexibility by restructuring our debt with an extended maturity.  Additionally, we have taken and continue to take actions to reduce expenses and manage working capital to preserve cash on-hand. These actions include, but are not limited to:

•	reduced staffing and operating hours at retail locations for a phase-in period since reopening;
•	extension of payment terms with vendors;
•	negotiated with certain landlords for rent abatements and/or rent deferrals;
•	eliminated approximately half of our catalogs;
•	managed our inventory levels; and
•	reduced capital expenditures.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, shareholders’ equity, net sales and expenses, and the disclosure of contingent assets and liabilities. Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, revenue recognition, including accounting for gift card breakage and estimated merchandise returns; estimating the value of inventory; impairment assessments for goodwill and other indefinite-lived intangible assets, and long-lived assets; and estimating equity-based compensation expense. As a result of COVID-19, the Company considered relevant impacts to its estimates related to merchandise returns reserve, estimating the fair value of inventory and inventory reserves; impairment assessments of goodwill, intangible assets, and other long-lived assets and there may be changes to those estimates in future periods. Actual results could differ from those estimates, and such differences could be material.

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

Cash

Cash includes cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less.

Accounts Receivable

The Company’s accounts receivable relate primarily to payments due from banks for credit and debit transactions for approximately 2 to 5 days of sales. These receivables do not bear interest. The Company occasionally sells inventory to liquidators, and if these sales occur near the end of a reporting period, they are also included in accounts receivable.

Inventories

Inventory consists of finished goods held for sale. Inventory is stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from the Company’s manufacturers plus duties, tariffs, inbound freight and commissions. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of January 30, 2021 and February 1, 2020, an inventory reserve of $6.4 million and $3.8 million has been recorded, respectively. The Company sells excess inventory in its stores, on-line at www.jjill.com and occasionally to inventory liquidators.

Inventory from domestic suppliers is recorded when it is received at the distribution center. Inventory from foreign suppliers is recorded when goods are cleared for export on board the ship at the port of shipment.

Property and Equipment

Property and equipment purchases are recorded at cost. Property and equipment is presented net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that significantly enhance the value and increase the estimated useful life of the asset are capitalized and depreciated over the new estimated useful life. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, and any resulting gains or losses are included in the consolidated statements of operations and comprehensive income.

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

Long-lived Assets

The carrying value of long-lived assets, including amortizable identifiable intangible assets, and asset groups are evaluated whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant decrease in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or a significant decrease in its physical condition, and operating performance that demonstrates continuing cash flow losses associated with an asset or asset group. A potential impairment has occurred if the projected future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group are less than the carrying value of the asset or asset group. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operation. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded equal to the excess of the asset or asset group’s carrying value over its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate the Company believes is commensurate with the market participant rate. The fair value measurement includes the fair value of the right of use asset and will not be written down below the asset’s fair value. Any impairment charge would be recognized within operating expenses.

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

At each fiscal year-end, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with a qualitative approach. The quantitative assessment requires comparing the fair value of a reporting unit to its carrying value, including goodwill. The Company estimates fair value using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple. These assumptions are classified as Level 3 inputs.

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. An impairment charge is recorded within the Company’s consolidated statements of operations and comprehensive income.

At each year end, the Company also performs an impairment analysis of its indefinite-lived intangible assets. The Company performs an impairment analysis of its indefinite-lived intangible assets at least annually during the fourth fiscal quarter, or whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company measures the fair value of its trade name using the relief from royalty method. The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of royalty and discount rates and a terminal year multiple. These assumptions are classified as Level 3 inputs.

Revenue Recognition

Revenue is primarily derived from the sale of apparel and accessory merchandise through our Retail channel and Direct channel, which includes website and catalog phone orders. Revenue recognition guidance requires entities to recognize revenue when control of the promised goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  Revenue from our Retail channel is recognized at the time of sale and revenue from our Direct channel is recognized upon shipment of merchandise to the customer.

The Company has a return policy where merchandise returns will be accepted within 90 days of the original purchase date.  At the time of sale, the Company records an estimated sales reserve for merchandise returns based on historical prior returns experience and expected future returns. The estimated sales reserve is recorded as a return asset (and corresponding adjustment to cost of goods sold) for the cost of inventory and a return liability for the amount to settle the return with a customer (and a corresponding adjustment to revenue). The return asset and return liability are recorded in Prepaid expenses and other current assets, and Accrued expenses and other current liabilities, respectively, in the consolidated balance sheets. The Company collects and remits sales and use taxes in all states in which Retail and Direct sales occur and taxes are applicable. These taxes are reported on a net basis and are thereby excluded from revenue.

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

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are capitalized as incurred and expensed when the catalog is mailed to the customer (the first time the advertising occurs). Advertising expenses were $15.6 million, $32.6 million, and $38.5 million for the Fiscal Years 2020, 2019, and 2018, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Other advertising costs are recorded as incurred. Other advertising costs recorded were $16.2 million, $26.3 million, and $23.8 million for the Fiscal Years 2020, 2019, and 2018, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

Under lease accounting guidance, for any new leases entered into, the Company assesses if it is reasonably certain to exercise lease options to extend or terminate the lease for inclusion (or exclusion) in the lease term when the Company measures the lease liability. The depreciable life of any assets and leasehold improvements are limited by the expected lease term.

Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels. Variable rental payments are recognized in the consolidated statements of operations and comprehensive income in the period in which the obligation for those payments is incurred. If such variable operating leases arise that include incentives from landlords in the form of cash, the Company will record the full amount of the incentive when specific performance criteria are met as a deferred liability. The deferred liability is amortized into income as a reduction of rent expense over the term of the applicable lease, including options to extend if they are reasonably certain to be exercised. The Company recognized those liabilities to be amortized within a year as a current liability and those greater than a year as a long-term liability. For purposes of recognizing these incentives and rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the lease asset to begin amortization, which is generally when the Company takes possession of the asset.

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

Any interest or penalties incurred are recorded in Selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The Company incurred immaterial amounts of interest expense and penalties related to income taxes for Fiscal Years 2020, 2019 and 2018.

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

All of the equity-based awards granted by the Company during the Fiscal Years 2020, 2019, and 2018 were considered equity-classified awards and compensation expense for these awards was recognized in Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. Forfeitures were recorded as they occurred.

Earnings Per Share

Basic net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. There were no potentially dilutive securities outstanding during Fiscal Years 2020 and 2019 because the Company incurred a Net loss in those fiscal years. There were 1.5 million dilutive securities outstanding during the Fiscal Year 2018.

Out-of-Period Item

During the fourth quarter of Fiscal 2020, we recorded a correction of prior period errors which increased Net sales by $4.9 million and increased Costs of goods sold by $2.5 million resulting in a benefit to Operating loss and Loss before provision for income taxes of $2.4 million and a benefit to Net loss of $1.7 million. The correction was associated with errors in the Company’s historical methodology for determining its sales returns reserve.  We evaluated the total out-of-period adjustments impacting Fiscal 2020 and prior periods, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to our consolidated annual and interim financial statements for all impacted periods.

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

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are received. Royalty payments recognized were $3.3 million, $5.6 million, and $5.6 million for the Fiscal Years 2020, 2019 and 2018, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as Selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Reimbursements for costs of marketing programs of $0.9 million, $1.9 million, and $2.4 million were recognized in revenue in Fiscal Years 2020, 2019 and 2018, respectively.

The credit card agreement provides a signing bonus to the Company, which is being recognized into revenue over the life of the agreement.

Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees who meet certain age and employment requirements pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, eligible employees may contribute a portion of their pretax annual compensation to the plan, on a tax-deferred basis. The plan operates on a calendar year basis. The Company may, at its discretion, make elective contributions of up to 50% of the first 6% of the gross salary of the employee, which vests over a five-year period. Discretionary contributions made by the Company for the Fiscal Years 2020, 2019 and 2018 were $1.1 million, $1.5 million, and $1.5 million, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions and accounts receivable. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances. The Company evaluates the credit risk associated with accounts receivable to determine if an allowance for doubtful accounts is necessary. As of January 30, 2021 and February 1, 2020, the Company determined that no allowance for estimated credit losses was necessary.

3. Accounting Standards

As an ‘‘emerging growth company’’ (‘‘EGC’’), the Jumpstart Our Business Startups Act (‘‘JOBS Act’’) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected not to take advantage of the extended transition period under the JOBS Act.  As a “small reporting company” (“SRC”), the SEC allows the Company to delay adoption of certain new or revised accounting pronouncements applicable.  The adoption dates discussed below reflect SRC delayed adoption dates, if applicable.

Recently Adopted Accounting Standards

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

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $223.3 million and $250.5 million, respectively, on the Company’s consolidated balance sheets as of February 3, 2019. The difference between the approximate value of the operating lease assets and liabilities is attributable to deferred rent, lease incentives, leasehold interests and prepaid rent. There was no material impact on the Company’s consolidated statements of operations and comprehensive income or consolidated statements of cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” Topic 326, “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), subsequently amended by various standard updates. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates. ASU 2016-13 also requires financial assets to be measured net of expected credit losses at the time of initial recognition. ASU 2019-10, issued in November 2019, delayed the effective date of ASU 2016-13. ASU 2016-13 is effective for a public company’s annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The Company elected to early adopt ASU 2016-13 during Fiscal Year 2020. Given that a significant majority of revenue transactions are point of sale transactions whereby the Company does not extend credit to the customer, the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2016-13 during Fiscal Year 2020. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,” which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 in Fiscal Year 2020. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods. As an EGC, the Company has elected to adopt the pronouncement following the effective date for private companies beginning with annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements. The Company plans to adopt the pronouncement in Fiscal Year 2022.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform”, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is currently effective and may be applied prospectively at any point through December 31, 2022. The Company is assessing what impact this guidance will have on the Company’s consolidated financial statements.

4. Revenues

Disaggregation of Revenue

The Company sells its apparel and accessory merchandise through retail stores (“Retail”) and through its website and catalog orders (“Direct”). The following table presents revenues disaggregated by revenue source (in thousands):

	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019
Retail	$147,420	$389,521	$412,640
Direct	279,310	301,824	293,622
Net revenues	$426,730	$691,345	$706,262

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Contract liabilities:
Signing bonus	$365	$506
Unredeemed gift cards	6,818	7,264
Total contract liabilities(1)	$7,183	$7,770

(1)

Included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

For the Fiscal Years 2020, 2019, 2018, the Company recognized approximately $8.9 million, $12.8 million, and $12.4 million of revenue related to gift card redemptions and breakage, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

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

Insurance Recovery

The Company filed an insurance claim as a result of a cargo vessel fire on or about January 8, 2019, where contents of two containers carried J.Jill inventory. In July 2019, it was determined that the inventory onboard the cargo vessel was nonsalable and the insurance claim was settled for $3.3 million. The Company recorded a gain of $2.4 million on insurance proceeds in Selling, general and administrative expenses in the consolidated statement of operations and comprehensive income for the fiscal year ended February 1, 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following (in thousands):

	January 30, 2021	February 1, 2020
Prepaid rent	$2,638	$2,494
Prepaid catalog costs	1,498	2,590
Prepaid store supplies	1,443	2,102
Returns reserve asset	3,990	5,134
Income tax receivable	28,014	3,298
Other prepaid expenses	4,837	4,477
Other current assets	615	1,321
Total prepaid expenses and other current assets	$43,035	$21,416

6. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at January 30, 2021 and $77.6 million at February 1, 2020.

 In the first quarter of Fiscal Year 2020, the Company temporarily closed its retail locations due to COVID-19, which had a material adverse effect on our results of operations, financial position and liquidity and led to a significant decline in our net sales for the first quarter of Fiscal Year 2020, as well as an expected decline for the full Fiscal Year 2020. The Company concluded that these factors, as well as the decrease in stock price, represented indicators of impairment and required the Company to test goodwill and indefinite-lived and definite-lived intangible assets for impairment during the first quarter of Fiscal Year 2020 (the “Q1 Impairment Test”).

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

The Company performed the Q3 Impairment Test using a quantitative approach in the same manner as the Q1 Impairment Test discussed above. The estimated fair values of goodwill and indefinite-lived and definite-lived intangible assets were above their carrying values resulting in no further impairment.

During the fourth quarter of Fiscal Year 2020, the Company finalized its Fiscal Year 2021 plan and performed its annual assessment by electing to perform a quantitative assessment (the “Q4 Impairment Test”).

The Company performed the Q4 Impairment Test using a quantitative approach in the same manner as the Q1 and Q3 Impairment Tests discussed above. The estimated fair values of goodwill and definite-lived intangible assets were above their carrying values resulting in no further impairment; however, the estimated fair value of the indefinite-lived intangible asset was below its carrying value resulting in a $8.0 million impairment of the Company’s tradename.

The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of royalty and discount rates and a terminal year multiple. These assumptions are classified as Level 3 inputs. The methodology utilized for the impairment tests in Fiscal Year 2020 has not changed materially from the prior year. The key assumptions used under the income approach and relief-from-royalty method for the FYE Impairment Test included the following:

•

Future cash flow assumptions - The Company’s projections for its reporting units were from historical experience and assumptions regarding future revenue growth and profitability trends. The Company’s analyses incorporated an assumed period of cash flows of 5-10 years with a terminal value.

•

Discount rate - The discount rate was based on an estimated weighted average cost of capital (“WACC”) for each reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Company’s reporting units was within a range of 21.5% to 34.0%. A 1% change in this discount rate would not result in an additional goodwill impairment charge.

•

Royalty rate - The royalty rates utilized consider external market evidence and internal financial metrics including a review of available returns after the consideration of property, plant and equipment, working capital and other intangible assets. The royalty rate used to estimate the available returns for the reporting units was within a range of 0.25% to 4%.

The Company is at risk of future impairments in Fiscal Year 2021 if actual results differ from forecasted results or there are changes to these key assumptions used in estimating the fair value.

The following table displays a rollforward of the carrying amount of goodwill from February 2, 2019 to January 30, 2021 (in thousands):

Goodwill at February 2, 2019	$197,025
Impairment losses	(119,428)
Balance, February 1, 2020	77,597
Impairment losses	(17,900)
Balance, January 30, 2021	$59,697

The accumulated goodwill impairment losses as of January 30, 2021 are $137.3 million.

A summary of intangible assets as of January 30, 2021 and February 1, 2020 is as follows (in thousands):

	Weighted Average	January 30, 2021
	Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	76,604	2,620	54,976
Total intangible assets		$192,300	$76,604	$26,720	$88,976

	Weighted Average	February 1, 2020
	Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$12,100	$46,000
Definite-lived:
Customer relationships	13.2	134,200	67,386	—	66,814
Total intangible assets		$192,300	$67,386	$12,100	$112,814

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

In addition, during the fourth quarter of Fiscal Year 2019, the Company updated sales guidance, the CEO departed and there was a decline in stock price. The Company noted that all these occurrences were an indication of a triggering event and resulted in the Company testing goodwill and indefinite lived intangible assets for impairment (the “Q4 FY19 Impairment Test”).

The Company performed the Q4 FY19 Impairment Test using a quantitative approach with the assistance of an independent valuation firm. The Q4 FY19 Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill and the relief-from-royalty method for indefinite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived intangible asset were below the updated carrying values resulting in a $31.0 million impairment of goodwill and a $5.1 million impairment of the Company’s tradename (indefinite-lived intangible asset).

Finally, the Company performed their annual impairment assessment (the “Annual Impairment Test”) after the Q4 FY19 Impairment Test was completed. The Company chose to forego the step zero impairment analysis and instead performed a quantitative impairment test using an income approach, in determining the fair values of the reporting units and tradename compared to their respective carrying values. As a result of the impairment assessments performed, the fair values of the reporting units and tradename exceeded their respective carrying values.

The definite-lived intangible assets are amortized over the period the Company expects to receive the related economic benefit, which for customer lists is based upon estimated future net cash inflows. The estimated useful lives of intangible assets are as follows:

Asset	Amortization Method	Estimated Useful Life
Customer lists	Pattern of economic benefit	9 - 16 years

Total amortization expense for these amortizable intangible assets was $9.2 million, $11.3 million, and $12.8 million for the Fiscal Years 2020, 2019, and 2018, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2021	$8,264
2022	7,523
2023	6,942
2024	5,231
2025	4,693
Thereafter	22,323
Total	$54,976

7. Property and Equipment

Property and equipment at January 30, 2021 and February 1, 2020 consist of the following (in thousands):

	January 30, 2021	February 1, 2020
Leasehold improvements	$104,831	$107,853
Furniture, fixtures and equipment	49,312	50,880
Computer hardware and software	54,934	51,996
Total property and equipment, gross	209,077	210,729
Accumulated depreciation	(136,093)	(106,543)
	72,984	104,186
Construction in progress	922	3,459
Property and equipment, net	$73,906	$107,645

Construction in progress is primarily comprised of leasehold improvements, furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain computer software. Capitalized software, subject to amortization, included in property and equipment at January 30, 2021 and February 1, 2020 had a cost basis of approximately $40.8 million and $38.7 million, respectively, and accumulated amortization of $27.0 million and $20.6 million, respectively.

Total depreciation expense was $24.5 million, $26.6 million, and $24.4 million, for the Fiscal Years 2020, 2019, and 2018, respectively.

During Fiscal Year 2020, the Company reduced the net carrying value of leasehold improvements to their estimated fair value, which was determined using a discounted cash flows method.  These impairment charges arose from the material adverse effect that COVID-19 had on our results of operations, particularly with our store fleet.  The Company recognized non-cash impairment charges associated with leasehold improvements of $3.5 million and $10.8 million during the fourth quarter of Fiscal Year 2020 and Fiscal Year 2020, respectively.

In the second quarter of Fiscal Year 2019, the Company reduced the net carrying value of leasehold improvements to their estimated fair value, which was determined using a discounted cash flows method. These impairment charges arose from the Company’s decision to vacate and sublease one floor of the corporate headquarters located in Quincy, Massachusetts. The Company incurred non-cash impairment charges of $0.3 million on leasehold improvements during Fiscal Year 2019.

During the Fiscal Year 2018, the Company did not record any impairment charges associated with property and equipment.

The Company capitalized interest in connection with construction in progress of $0.1 million, $0.3 million, and $0.4 million for the Fiscal Years 2020, 2019, 2018, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	January 30, 2021	February 1, 2020
Accrued payroll and benefits	$6,115	$4,034
Accrued returns reserve	10,676	12,822
Gift certificates redeemable	6,818	7,265
Accrued professional fees	1,399	1,673
Taxes, other than income taxes	2,362	2,594
Accrued occupancy	877	1,136
Other accrued employee costs	2,261	2,219
Other	13,346	10,969
Total accrued expenses and other current liabilities	$43,854	$42,712

The following table reflects the changes in the accrued returns reserve for the Fiscal Years 2020, 2019, and 2018 (in thousands):

Accrued returns reserve	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended February 2, 2019	$7,663	$134,887	$(131,701)	10,849
Fiscal Year Ended February 1, 2020	10,849	138,355	(136,382)	12,822
Fiscal Year Ended January 30, 2021	12,822	81,588	(83,734)	10,676

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

The following table summarizes the activity of the restructuring costs discussed above and related accruals recorded in Accrued expenses and other current liabilities on the consolidated balance sheets (in thousands):

					Program Costs
					to Date
	February 1, 2020	Cash Payments	Adjustments	January 30, 2021	January 30, 2021
Employee separation costs	$216	$131	$85	$—	$1,402
Other	39	1	38	—	195
Total restructuring costs	$255	$132	$123	$—	$1,597

10. Debt

The components of the Company’s outstanding long-term debt were as follows (in thousands):

	Carrying Value of Debt
	January 30, 2021	February 1, 2020
Term Loan (principal of $5,007 and $237,579, respectively)	$4,904	$233,999
Priming Loan (principal of $229,773)	223,296	-
Subordinated Facility (principal and paid-in kind interest of $15,666)	3,311	-
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$228,712	$231,200

On January 31, 2020, the Company made a voluntary prepayment of $5.0 million on the Term Loan.

The Company recorded interest expense related to long-term debt of $15.5 million, $20.1 million, and $19.9 million, in the Fiscal Years 2020, 2019, and 2018, respectively. During the Fiscal Years 2020, 2019 and 2018, $2.3 million, $1.5 million, and $1.4 million of debt discount and debt issuance cost related to long-term debt were amortized to interest expense, respectively.

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

On August 31, 2020, the Company entered into the TSA with the Consenting Lenders and the Subordinated Lenders and implemented the following series of transactions:

a)

an amendment of the Company’s Existing Term Facility (the “Amended Existing Term Loan Agreement”, and the lenders thereunder, the “Existing Term Lenders”) to, among other things, waive any non-compliance with the terms of the Existing Term Facility;

b)

entry into a new senior secured priming term loan facility (the “Priming Credit Agreement”, and the lenders thereunder, the “Priming Lenders”), the proceeds of which have been used to repurchase the term loans under the Existing Term Facility (the “Existing Term Loans”) from the Consenting Lenders;

c)	an amendment of the Company’s existing ABL Facility, to, among other things, waive any non-compliance with the terms of the ABL Facility; and
d)

the provision by affiliates of our related party, TowerBrook Capital Partners L.P. (“TowerBrook”), and certain other investors of new capital pursuant to a subordinated term loan facility (the “Subordinated Facility”, and the lenders thereunder, the “Subordinated Lenders”).

Term Loan

On May 8, 2015, the Company entered into a Term Loan Agreement. The seven-year Term Loan Agreement provides for borrowings of $250.0 million.

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

Additionally, in connection with the Amendment, the Company made an offer to all Existing Term Lenders to repurchase 100% of such Existing Term Lenders’ Existing Term Loans. The offer was accepted by 97.9% of the Existing Term Lenders.

Loans under the Amended Existing Term Loan Agreement continue to accrue interest at LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis.  The Company may alternatively elect to accrue interest at a Base Rate (as defined in the Amended Existing Term Loan Agreement) plus 4.00%.  The rate per annum was 6.00 - 6.78% in Fiscal Year 2020, 6.93 – 7.75% in Fiscal Year 2019 and 6.78 - 7.53% in Fiscal Year 2018. Repayments of $0.7 million were payable quarterly until September 30, 2020.  After September 30, 2020, repayments of $15 thousand are payable quarterly until maturity on May 8, 2022, when the remaining outstanding principal balance of $4.9 million is due.

The exchange of Priming Loans for 97.9% of the Term Loans on September 30, 2020 was accounted for as a debt modification. As a result, 97.9% of the unamortized balance of the debt discount and issuance costs, or $2.5 million, was allocated to the Priming Loans to be included in the total debt discount and issue costs being amortized over the term of the Priming Loans. At September 30, 2020, an unamortized balance of debt discount and issuance costs of $55 thousand continued to be allocated to the Term Loans and continue to be amortized over the remaining term through May 8, 2022. These fees are presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets.

Borrowings under the Term Loan Agreement are collateralized by all of the assets of the Company. In connection with the Term Loan Agreement, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the Term Loan Agreement. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans, or modify its organizational documents. As discussed above, the Company was not in compliance with all the Term Loan financial covenants during Fiscal Year 2020 until the Amendment discussed above permanently waived any defaults or events of default existing on or prior to September 30, 2020. As of January 30, 2021 and February 1, 2020, the Company was in compliance with all financial covenants in effect.

Priming Loan

On September 30, 2020, in accordance with the TSA, the Company entered into the Priming Credit Agreement, which provided for a secured term loan facility, which has an aggregate principal amount equal to $229.8 million at January 31, 2021. The Priming Loans were exchanged for 97.9% of the Existing Term Loans in connection with the Amendment discussed above. The Company incurred $1.2 million of debt issuance costs in connection with the Priming Credit Agreement. These costs are presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets.

The maturity date of the Priming Credit Agreement is May 8, 2024, and the loans under the Priming Credit Agreement will bear interest at the Company’s election at: (1) Base Rate (as defined in the Priming Credit Agreement) plus 4.00% or (2) LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis. The Priming Credit Agreement requires a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there will be a paid-in-kind (“PIK”) interest rate increase and a PIK fee as follows:

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

The Company’s obligations under the Priming Credit Agreement are secured by substantially all of the real and personal property of the Company and certain of its subsidiaries, subject to certain customary exceptions. The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $15.0 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5:1, which reduces over time, and (3) limits on capital expenditures of $20.0 million annually.

In accordance with the Priming Credit Agreement, the Company issued to the Priming Lenders 656,717 shares, as adjusted for the Company’s 1-for-5 stock split that occurred during the fourth quarter of Fiscal 2020, of the Company’s Common Stock (the “Equity Consideration”).  We recorded the issuance of shares valued at $2.0 million as equity with the offset as a reduction of the carrying value of the debt.  On May 31, 2021, the Company will have the choice (the “May 31, 2021 Option”) to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount equal to the greater of (I) 9.79% of the fully diluted shares of Common Stock as of October 1, 2020 less 656,717 shares and (II) a number of shares of Common Stock with an aggregate value of $0.5 million at the time of such issuance; provided, that the Priming Lenders shall not receive on such date shares of Common Stock having a value greater than $4.75 million at the time of such issuance.   The May 31, 2021 Option was considered an embedded derivative within the Priming Loan.  The Company determined the fair value of the May 31, 2021 Option was $1.4 million at the date of the Transaction, which was recorded within Derivative liability with the offset as a reduction in the carrying value of the debt on the consolidated balance sheets.  The fair value of the May 31, 2021 Option was determined using an option pricing model with a Monte Carlo simulation.  The difference between the carrying value of the Priming Loan and the principal amount will be accreted over the term of the debt using the effective interest method.  The May 31, 2021 Option was remeasured to its fair value as of the end of Fiscal Year 2020, with a charge of $1.0 million being recorded within Fair value adjustment of derivative in the consolidated statements of operations and comprehensive income for Fiscal Year 2020.

Subordinated Facility

On September 30, 2020, in accordance with the TSA, the Company entered into a Subordinated Facility, with the Subordinated Lenders, that provides for a secured term loan facility in an aggregate principal amount equal to $15.0 million with an additional incremental capacity subject to certain customary conditions. The Subordinated Lenders are a group of related that includes certain affiliates of TowerBrook and our Chairman of the board of directors. The proceeds of the Subordinated Facility have been used for general corporate purposes. The Company incurred $0.4 million of debt discount costs in connection with the Subordinated Facility.  This discount is presented as a direct reduction from the carrying amount of Long-term debt on the consolidated balance sheets.

The maturity date of the Subordinated Facility is November 8, 2024. Loans under the Subordinated Facility will bear interest at the Borrower’s election at (1) Base Rate (as defined in the Subordinated Facility) plus 11.00% or (2) LIBOR plus 12.00%, with a minimum LIBOR per annum of 1.00%. The Subordinated Facility is secured by substantially all of the real and personal property of the Company. The Subordinated Facility includes customary negative covenants for subordinated term loan agreements of this type, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Subordinated Facility also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $12.75 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5.75:1, which reduces over time, and (3) limits on capital spending of $23.0 million annually.

In accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders, which, upon exercise, would grant the Subordinated Lenders 3,720,109 shares, as adjusted for the Company’s 1-for-5 stock split that occurred during the fourth quarter of Fiscal Year 2020, of common stock of the Company.  The terms of the warrants include antidilution provisions, including a change to the conversion ratio if the Company chooses to issue additional shares to the Priming Lenders on May 31, 2021 rather than making a principal payment of $4.9 million.  We recorded a reduction to the carrying value of the subordinated debt of $11.8 million due to the issuance of the penny warrants As a result of the antidilution provisions, the penny warrants have been recognized as Warrants – related party, rather than equity, on the consolidated balance sheets and were remeasured to their fair value as of the end of Fiscal 2020, with a charge of $4.2 million being recorded within Fair value adjustment of warrants – related party in the consolidated statements of operations and comprehensive income for Fiscal Year 2020.  The difference between the carrying value of the Subordinated Facility and the principal amount will be accreted over the term of the debt using the effective interest method.

Asset-Based Revolving Credit Agreement

On May 8, 2015, the Company entered into a five-year secured $40.0 million asset-based revolving credit facility agreement (the “ABL Facility”). The ABL Facility had an initial maturity of May 8, 2020. On June 12, 2019, this ABL Facility was amended to extend the termination date to May 8, 2023.

On September 30, 2020, in accordance with the TSA, the Company entered into an amendment to the ABL Facility, whereby the ABL lenders (i) consented to the Company’s entry into the Priming Facility, the Subordinated Facility and other transactions contemplated by the TSA and (ii) permanently waived any defaults or events of default under the ABL Facility on or prior to September 30, 2020.

Under the terms of this agreement, the ABL Facility provides for borrowings up to (i) 90% of eligible credit card receivables, plus (ii) 85% of eligible accounts receivable, plus (iii) the lesser of (a) 100% of the value of eligible inventory at such time and (b) 90% of the net orderly liquidation value of eligible inventory at such time, plus (iv) the lesser of (a) 100% of the value of eligible in-transit inventory at such time, (b) 90% of the net orderly liquidation value of eligible in-transit inventory at such time and (c) the in-transit maximum amount (the in-transit maximum amount is not to exceed $9.5 million during the first and third calendar quarters and $7.0 million during the second and fourth calendar quarters), less (v) certain reserves established by the lender, as defined in the ABL Facility.

The ABL Facility consists of revolving loans and swing line loans. Borrowings classified as revolving loans under the ABL Facility may be maintained as either LIBOR or Base Rate loans, each of which has a variable interest rate plus an applicable margin. Borrowings classified as swing line loans under the ABL Facility are Base Rate loans. LIBOR loans under the ABL Facility accrue interest at a rate equal to LIBOR plus a spread of 2.00% from May 8, 2015 to August 31, 2015, and thereafter ranging from 2.25% to 2.50%, depending on borrowing amounts. Base Rate loans under the ABL Facility accrue interest at a rate equal to (i) the greatest of (a) the financial institution’s prime rate, (b) the overnight Federal Funds Effective Rate plus 0.50%, (c) LIBOR plus 1.00%, and (d) 2.00%, plus (ii) a spread of 1.00% from May 8, 2015 to August 31, 2015, and thereafter ranging from 1.25% to 1.50%, depending on borrowing amounts.

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

The Company had short-term borrowings of $11.1 million under the Company’s ABL Facility as of January 30, 2021. During the fiscal year ended February 1, 2020, there were no amounts drawn or outstanding under the ABL Facility. Based on the terms of the agreement and the increase for the letters of credit, the Company’s available borrowing capacity under the ABL Facility as of January 30, 2021 and February 1, 2020 was $23.8 million and $38.3 million, respectively.

The Company recorded interest expense related to the ABL Facility of $0.8 million in Fiscal Year 2020.

In the Fiscal Years 2020, 2019, and 2018, $0.1 million, $0.2 million, and $0.2 million, respectively, of the debt issuance cost related to the ABL Facility were amortized to interest expense.

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans or modify its organizational documents. As discussed above, the Company was not in compliance with all the ABL Facility financial covenants during Fiscal Year 2020 until the Amendment discussed above permanently waived any defaults or events of default existing on or prior to September 30, 2020. As of January 30, 2021 and February 1, 2020, the Company was in compliance with all financial covenants.

If an event of default (as defined in the applicable facility) occurs under the Priming Credit Agreement, Amended Existing Term Loan, ABL Facility or Subordinated Facility, the Company’s obligations under the applicable facility may be accelerated. In addition, a 2.00% interest surcharge will be imposed on overdue amounts under these facilities.

Letters of Credit

As of January 30, 2021 and February 1, 2020, there were outstanding letters of credit of $2.9 million and $1.7 million, respectively, which reduced the availability under the ABL Facility. As of January 30, 2021, the maximum commitment for letters of credit was $10.0 million. Letters of credit accrue interest at a rate equal to the applicable margin with respect to revolving loans maintained as LIBOR loans under the ABL facility. The Company primarily used letters of credit to secure payment of workers’ compensation claims. Letters of credit are generally obtained for a one-year term and automatically renew annually, and would only be drawn upon if the Company fails to comply with its contractual obligations.

Payments of Long-term Debt Obligations Due by Period

As of January 30, 2021, minimum future principal amounts payable under the Company’s outstanding long-term debt are as follows (in thousands):

Fiscal Year	Term Loan	Priming Loan	Subordinated Facility	Total
2021	$60	$2,739	$-	$2,799
2022	4,947	2,739	-	7,686
2023	-	2,739	-	2,739
2024	-	221,556	15,000	236,556
Total	$5,007	$229,773	$15,000	$249,780

The minimum future principal payments in the table above do not include the payment of PIK interest and PIK fees.  The Subordinated Facility requires a $10.6 million payment of PIK interest at maturity in Fiscal Year 2024.  If the Company were to make the minimum principal payments on the Priming Loan as presented in the table above, the Company would be required to make a $52.3 million payment for PIK fees and PIK interest at maturity in Fiscal Year 2024; however, the Company expects to make a principal payment of at least $25.0 million by August 30, 2021 to avoid making any payments for PIK fees or PIK interest on the Priming Loan.  The Company anticipates using the proceeds from its expected tax refund to fund the $25.0 million principal payment.

The amounts outstanding under the ABL Facility must be repaid before the maturity date of May 8, 2023 and are not included in the table above.

11. Fair Value Measurements

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

Valuation techniques used to measure fair value requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, including interest rates and yield curves, and market corroborated inputs.

•

Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These are valued based on management’s estimates and assumptions that market participants would use in pricing the asset or liability.

The following table presents the carrying value and fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 30, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Recurring fair value measurements
Warrants	$15,997	$-	$15,997	$-
Derivative liability	2,436	-	2,436	-
Total recurring fair value measurements	$18,433	$-	$18,433	$-
Financial instruments not carried at fair value
Total debt	$231,511	$-	$220,010	$-
Total financial instruments not carried at fair value	$231,511	$-	$220,010	$-

As of February 1, 2020, the Company had no assets or liabilities that were measured at fair value on a recurring basis.  The fair value of the Company’s debt, as measured through the level 2 measurements, was approximately $200.5 million at February 1, 2020.

The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•	Warrants - The fair value of the Penny Warrants is determined based on a pricing model that uses share prices from actively quoted stock markets that are readily accessible and observable.
•	Derivative Liability - The fair value of the May 21, 2021 Option was determined using an option pricing model with a Monte Carlo simulation.
•

Debt - These debt instruments include the Term Loan, Priming Loan and Subordinated Facility. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The methodology used by the Company to determine the fair value of its financial assets and liabilities at January 30, 2021, is the same as that used at February 1, 2020.

The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, accounts payable and any amounts drawn on its revolving credit facilities, consisting primarily of instruments without extended maturities, based on management’s estimates, approximates their fair value due to the short-term maturities of these instruments.

Assets and Liabilities with Recurring Fair Value Measurements - Certain assets and liabilities may be measured at fair value on an ongoing basis. We did not elect to apply the fair value option for recording financial assets and financial liabilities. Other than the warrants and derivative liability, we do not have any assets or liabilities which we measure at fair value on a recurring basis.

Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets as part of related impairment tests. Other than impairment accounting adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 6, Goodwill and Other Intangible Assets, for additional information.

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

Concentration Risk

An adverse change in the Company’s relationships with its key suppliers, or loss of the supply of one of the Company’s key products for any reason, could have a material effect on the business and results of operations of the Company. One supplier accounted for approximately 11.1% of the Company’s purchases during Fiscal Year 2020.  There are many potential suppliers in the industry that could become a supplier if we were to lose one of our large suppliers.

Other Commitments

The Company enters into other cancelable and noncancelable commitments. Typically, these commitments are for less than one year in duration and are principally for the procurement of inventory. Preliminary commitments with the Company’s merchandise vendors are made approximately six months in advance of the planned receipt date.

13. Operating Leases

As of January 30, 2021, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels and month-to-month leases.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of January 30, 2021, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

As described in Note 3, the Company adopted Topic 842 as of February 3, 2019. Under this guidance the Company did not record any deferred lease liabilities as of January 30, 2021. The Company maintained a tenant incentive liability of $1.2 million and $1.2 million as of January 30, 2021 and February 1, 2020, respectively, related to certain variable retail leases.

The components of lease expense were as follows (in thousands):

Lease Cost	Classification	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020
Operating lease cost	SG&A Expenses	$43,824	$47,482
Variable lease cost	SG&A Expenses	1,340	3,434
Total lease cost		$45,164	$50,916

During Fiscal Year 2020, the Company reduced the net carrying value of right-of-use assets to their estimated fair value, which was determined using a discounted cash flows method.  These impairment charges arose from the material adverse effect that COVID-19 had on our results of operations, particularly with our store fleet.  The Company recognized non-cash impairment charges associated with right-of-use assets of $2.8 million and $23.0 million, during the fourth quarter of Fiscal Year 2020 and Fiscal Year 2020, respectively.  During Fiscal Year 2019, the Company recognized non-cash impairment charges of $2.0 million associated with right-of-use assets.

As a result of COVID-19 related temporary store closures, the Company withheld rent payments for all of its retail locations in April and May 2020 and for some of its retail locations in June 2020. The Company successfully negotiated commercially reasonable lease concessions with the landlords for substantially all of our leases by January 30, 2021, which include combinations of abated and deferred rent payments as well as term extensions. The Company is actively negotiating with the landlords of its other leases, and the withheld rent payments for such leases amounted to approximately $1.9 million as of January 30, 2021, which we have included in Accrued expenses and other current liabilities on the consolidated balance sheets. The Company does not anticipate any significant late payment penalties; therefore, we have not accrued any related expenses as of January 30, 2021.

The Company has elected to apply the guidance provided by the FASB pertaining to lease concessions that are a result of COVID-19 and accordingly does not evaluate the rights and obligations pertaining to concessions in each lease but rather accounts for them assuming that such provisions exist. For each lease that contains concessions that do not significantly increase our obligations, the Company has remeasured the lease consistent with resolving a contingency and therefore adjusted the timing and amount of the lease payments without changing our assumptions (i.e. discount rate and lease classification). The concessions within the qualifying agreements vary and may include combinations of abated and deferred rent payments as well as term extensions ranging from one to six months. During Fiscal Year 2020, the Company’s qualifying agreements provided abated rent payments of $7.4 million and deferred rent payments of $2.9 million that are payable over no more than 18 months and began as early as August 2020.

For the fiscal years ended January 30, 2021 and February 1, 2020, total common area maintenance expense was $14.2 million and $14.4 million, respectively.

For the fiscal year ended February 2, 2019, total rental expense was $46.5 million, and common area maintenance expense was $14.1 million, exclusive of contingent rental expense recorded of $2.2 million.

For the fiscal year ended January 30, 2021, operating lease liabilities decreased $0.8 million, net primarily due to lease terminations and remeasurements offset by leases accounted for under ASC 842 for the first time and COVID-related lease modifications noted above. For the fiscal year ended February 1, 2020, operating lease liabilities arising from obtaining operating lease assets were $21.0 million.

For the fiscal years ended January 30, 2021 and February 1, 2020, the total cash paid for amounts included in the measurement of operating lease liabilities was $40.1 million and $48.0 million, respectively.

The Company used an incremental borrowing rate on February 3, 2019, for operating leases that commenced prior to that date. The incremental borrowing rate is estimated based upon (1) the financial condition and credit rating of the Company and its peers, (2) the term of the lease, (3) the nature of the underlying asset, and (4) the relative economic environment.

Lease Term and Discount Rate	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.5	7.2
Weighted-average discount rate
Operating leases	6.6%	6.5%

Maturities of lease liabilities as of January 30, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2021	$46,752
2022	44,001
2023	41,240
2024	35,959
2025	30,799
Thereafter	69,788
Less: Imputed interest	51,550
Present value of lease liabilities	$216,989

(1)	There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

14. Income Taxes

The (benefit) provision for income taxes for the Fiscal Years 2020, 2019, and 2018 consists of the following (in thousands):

	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019
Current
U.S. Federal	$(30,304)	$5,636	$11,634
State and local	(659)	2,165	4,334
Total current	(30,963)	7,801	15,968
Deferred tax benefit
U.S. Federal	(13,922)	(8,681)	(3,513)
State and local	(3,277)	(2,142)	(806)
Total deferred tax benefit	(17,199)	(10,823)	(4,319)
Total income tax (benefit) provision	$(48,162)	$(3,022)	$11,649

The effective tax rate for the fiscal year ended January 30, 2021 differs from the federal statutory rate of 21% primarily due to the impact of the realized benefit from the CARES Act as well as state and local income taxes. The CARES Act allows net operating losses generated in fiscal year 2020 to be carried back five years to years with higher tax rates than the current year. These benefits were partially offset by the impact on the effective tax rate from goodwill impairment, which has no associated tax benefit, and valuation allowance.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows for the periods presented:

	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax effect	4.9%	0.3%	6.3%
Goodwill impairment	(2.0)%	(19.1)%	0.0%
Net operating loss CARES ACT benefit	5.7%	0.0%	0.0%
Valuation allowance	(2.9)%	0.0%	0.0%
Nondeductible equity-based compensation expense	(0.2)%	0.1%	0.3%
Charitable contributions	0.1%	0.1%	(0.6)%
Tax return to provision adjustments	0.0%	0.0%	0.1%
Other	(0.9)%	(0.1)%	0.5%
Effective tax rate	25.7%	2.3%	27.6%

The components of deferred tax assets (liabilities) were as follows (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets
Accrued expenses	$7,984	$5,384
State net operating loss carryforward	4,621	—
Start-up costs	539	618
Lease liabilities	58,768	64,068
Total deferred tax assets, gross	71,912	70,070
Less: Deferred tax valuation allowances	(5,472)	—
Total deferred tax assets net of valuation allowances	66,440	70,070
Deferred tax liabilities
Inventory	(1,930)	(2,496)
Lease assets	(42,785)	(54,721)
Fixed assets	(11,748)	(15,341)
Intangible assets	(22,148)	(27,826)
Debt issuance costs	(415)	—
Prepaid expenses	(1,249)	(720)
Total deferred tax liabilities	(80,275)	(101,104)
Net deferred tax liabilities	$(13,835)	$(31,034)

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not recognize part of the state deductible differences and net operating losses. Accordingly, a valuation allowance has been established against the Company’s state deferred tax assets as of January 30, 2021.

Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act by allowing net operating carryback for tax years beginning after December 31, 2017, and before January 1, 2021, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax credits.

As of January 30, 2021, the Company does not have a federal net operating loss carryforward as the loss generated in current year is being carried back to prior tax periods.  The Company does have $5.9 million of state net operating loss benefit, of which a majority expire at various dates between 2031-2041. The Company had no federal or state tax credit carryforwards as of January 30, 2021 and February 1, 2020.

As of January 30, 2021, the Company had $0.3 million of unrecognized tax benefits. The Company did not have any unrecognized tax benefits as of February 1, 2020.  The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the provision for income tax. Additions related to the unrecognized tax benefits were $0.3 million for Fiscal Year 2020.

The Company is currently under IRS audit for the period ending February 3, 2018. For federal and state income tax purposes, the Company’s tax years remain open under statute for Fiscal Year 2017 to present.

15. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per common share for the Fiscal Years 2020, 2019, and 2018 (in thousands, except share and per share data):

	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020	For the Fiscal Year Ended February 2, 2019
Numerator
Net (loss) income attributable to common shareholders:	$(139,404)	$(128,567)	$30,525
Denominator
Weighted average number of common shares outstanding, basic:	9,159,686	8,749,865	8,554,263
Dilutive effect of stock options and restricted shares:	—	—	293,687
Weighted average number of common shares outstanding, diluted:	9,159,686	8,749,865	8,847,950
Net (loss) income per common share attributable to common shareholders, basic:	$(15.22)	$(14.69)	$3.57
Net (loss) income per common share attributable to common shareholders, diluted:	$(15.22)	$(14.69)	$3.45

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an anti-dilutive effect. Additionally, equity compensation awards have been excluded when they have an antidilutive effect, such as when the Company has a net loss for the reporting period, which is the case for Fiscal Years 2020 and 2019. There were 459,452 and 605,055 and 184,485 such awards excluded for the Fiscal Years 2020, 2019 and 2018, respectively. The 3,720,109 penny warrants that were issued during the third quarter of Fiscal Year 2020 were excluded from the calculation of earnings per share for Fiscal Year 2020 because the effect of including them would have been antidilutive.  Additionally, the potential shares issued under the May 31, 2021 Option and related share impact on penny warrants due to the antidilution provisions, were also excluded from the calculation of earnings per share for Fiscal Year 2020 because the effect of including them would have been antidilutive.

On November 4, 2020, the Company announced a 1-for-5 reverse stock split effective November 9, 2020.  The Company’s shareholders received one share for every five shares held prior to the effective date.  The Company adjusted the computations of basic and diluted EPS retroactively for all periods presented to reflect the change in capital structure.

16. Equity-Based Compensation

During Fiscal Year 2017, at the time of the Company’s IPO, the total issued unvested common interests under the Incentive Equity Plan (the “Plan”) were converted to 477,000 restricted share awards (“RSAs”) under the Plan. The RSAs granted employees of the Company are classified as equity awards and are generally subject to a five-year vesting period, with either a monthly or annual cliff vest. During Fiscal Years 2020, 2019 and 2018, there were RSAs forfeited of 661 shares, 33,754 shares and 28,508 shares, respectively.

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

During Fiscal Years 2020, 2019 and 2018, the Committee granted RSUs under the 2017 Plan, which vest 25% each year, over four years from the grant date. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair market value of RSUs is determined based on the market price of the Company’s shares on the date of the grant.

The Committee approved employment inducement awards, granting 60,529 RSUs during Fiscal Year 2019 and 167,008 RSUs and 159,374 non-qualified stock options during Fiscal Year 2018.

The following table summarizes restricted stock activity during Fiscal Years 2020, 2019 and 2018 inclusive of inducement awards:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested units outstanding at February 3, 2018	353,558	$3.25
Granted	498,109	23.95
Vested	(220,079)	4.10
Forfeited	(54,908)	12.75
Unvested units outstanding at February 2, 2019	576,680	$16.05
Granted	486,296	20.90
Vested	(247,768)	20.40
Forfeited	(326,136)	22.87
Unvested units outstanding at February 1, 2020	489,072	$12.74
Granted	168,421	2.75
Vested	(188,764)	16.69
Forfeited	(79,443)	16.94
Unvested units outstanding at January 30, 2021	389,286	$13.81

As of January 30, 2021, there was $3.4 million of total unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average service period of 2.3 years. The weighted-average grant date fair value per share of restricted stock granted during Fiscal Years 2020, 2019, and 2018, was $2.75, $20.90, and $23.95, respectively. The total fair value of restricted stock vested during Fiscal Years 2020, 2019, and 2018 was $3.2 million, $5.1 million, and $0.9 million, respectively.

The 2017 Plan has 913,453 shares of common stock reserved for issuance to awards granted by the Committee. As of January 30, 2021, there were an aggregate of 329,206 shares authorized and available for future issuance.

During Fiscal Years 2018 and 2017, the Committee granted stock options under the 2017 Plan. Stock options are granted to purchase ordinary shares at prices as determined by the Committee, but in no event shall the exercise price be less than the fair market value of the common stock at the time of grant. Options generally vest in equal installments over a four-year period. Options expire not more than 10 years from the date of grant. The grant date fair value of options is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recorded as incurred.

The following table summarizes stock option activity during Fiscal Years 2020, 2019 and 2018, inclusive of inducement awards:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate- Intrinsic Value(1)
				(years)	(thousands)
Units outstanding at February 3, 2018	53,023	$30.25	$66.30	-	$—
Granted	159,374	11.00	24.50
Forfeited	(2,487)	30.15	65.60
Units outstanding at February 2, 2019	209,910	$15.65	$34.55	9.0	$749.1
Forfeited	(189,019)	14.04	25.39	—	—
Options outstanding at February 1, 2020	20,891	$30.16	$59.85	7.3	$—
Forfeited	(1,990)	30.16	59.85	—	—
Options outstanding at January 30, 2021	18,901	$30.15	$59.85	6.3	$—
Options exercisable at January 30, 2021	14,176	$30.15	$59.85	6.3	$—

(1)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

As of January 30, 2021, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 0.3 years. There were no stock options granted during Fiscal Years 2020 and 2019. The weighted-average grant date fair value per share of stock options granted during Fiscal Year 2018 was $11.00.

The Company historically had been a private company and lacked certain company-specific historical and implied volatility information when the stock options were granted. Therefore, the Company estimated its expected share volatility based on the historical volatility of a publicly traded group of peer companies. Due to the lack of relevant historical data, the simplified approach was used to determine the expected term of the options. The risk-free rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield for options granted in Fiscal Year 2018 was based on the fact that the Company had not paid any cash dividends as of February 2, 2019.

The fair values of options are estimated using the Black-Scholes option-pricing model with the following assumptions:

February 2, 2019
Risk-free rate	2.14%
Expected term (in years)	6.25
Expected volatility	41.81%
Expected dividend yield	0.00%

The Company established an Employee Stock Purchase Plan (the “Purchase Plan”) during Fiscal Year 2017, under which a maximum of 40,000 shares of common stock may be purchased by eligible employees as defined by the Purchase Plan. As of January 30, 2021 and February 1, 2020, there were 2,344 shares authorized and available for future issuance under the Purchase Plan. During Fiscal Year 2020, the Purchase Plan was suspended due to an inadequate number of authorized and available shares.

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

The weighted average grant date fair value of the one-year option inherent in the Purchase Plan was approximately $1.90 and $8.70 during the Fiscal Years 2019 and 2018, respectively.

During Fiscal Year 2019, the Company recognized $0.1 million of proceeds from 27,886 purchases of common stock through the Purchase Plan.

Equity-based compensation expense for all award types of $2.1 million, $4.6 million, and $4.0 million was recorded as a Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income during the Fiscal Years 2020, 2019, and 2018, respectively.

Special Dividend

On March 6, 2019, the Company’s Board of Directors declared a special cash dividend (the “Special Dividend”) of $5.75 per share payable to shareholders of record as of March 19, 2019, of which $50.2 million was paid on April 1, 2019 to shareholders.

In connection with the Special Dividend, pursuant to anti-dilution provisions in the 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), the Company adjusted outstanding equity awards in order to prevent dilution of such awards. Accordingly, the Company adjusted the number of outstanding unvested restricted stock units (“RSUs”) as of the payment date of the dividend with an additional number of RSUs (“Dividend Equivalent Units” or “DEUs”) equal to the quotient obtained by dividing (x) the product of the number of unvested RSUs as of the record date by the amount of the dividend per share, by (y) the fair market value of share on the payment date of the Special Dividend. The DEUs will follow the same vesting pattern as the RSUs. For holders of outstanding options as of March 19, 2019, the option strike price on such options was reduced by the per share amount of the Special Dividend. Holders of unvested Restricted Stock Awards (“RSAs”) received a forfeitable $5.75 per share dividend on unvested RSAs as of March 19, 2019.

17. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors. In accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders.  See Note 10, Debt, for a further discussion of the Subordinated Facility and penny warrants.  During Fiscal Year 2020, the Company incurred $0.5 million and $4.2 million, respectively, of Interest expense, net – related party and Fair value adjustment of warrants – related party associated with the Subordinated Facility in the consolidated statements of operations and comprehensive income.

The Company recorded $3.3 million of costs during Fiscal Year 2020 for professional fees of advisors to TowerBrook for services associated with the Transaction. The costs were included within Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

During the Fiscal Years 2020, 2019 and 2018, the Company incurred an immaterial amount of other related party transactions.

18. Barter Arrangement

The Company entered into a bartering arrangement with Evergreen Trading, a vendor, where the Company provided inventory in exchange for media credits. During Fiscal Year 2019, the Company exchanged inventory with a recorded value of $0.7 million for certain media credits valued at $2.0 million resulting in a gain of $1.3 million. The value of the media credits was recognized as revenue, with the corresponding asset included in Prepaid expenses and other current assets and Other assets on the accompanying consolidated balance sheets.

The Company accounted for this barter transactions under ASC Topic No. 606 “Revenue from Contract with Customers.” Barter transactions with commercial substance are recorded at the estimated fair value of the products received. Revenue associated with barter transaction is recorded at the time of the exchange of the related assets.

The Company had used a minimal amount of the media credits during Fiscal Year 2020 and after a review of the current plans for marketing and advertising, the Company decided to abandon the media credits and recorded a $1.9 million charge within Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.