Form 10-Q
period 2021-05-01
J.Jill, Inc.
filed 2021-06-09
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

As of June 1, 2021, the registrant had 9,983,839 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 1, 2021	January 30, 2021
Assets
Current assets:
Cash	$10,725	$4,407
Accounts receivable	7,085	7,793
Inventories, net	59,298	58,034
Prepaid expenses and other current assets	44,705	43,035
Total current assets	121,813	113,269
Property and equipment, net	68,742	73,906
Intangible assets, net	86,909	88,976
Goodwill	59,697	59,697
Operating lease assets, net	152,055	161,135
Other assets	179	199
Total assets	$489,395	$497,182
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,149	$56,263
Accrued expenses and other current liabilities	42,694	43,854
Current portion of long-term debt	2,799	2,799
Current portion of operating lease liabilities	36,094	37,967
Borrowings under revolving credit facility	23,044	11,146
Total current liabilities	151,780	152,029
Long-term debt, net of discount and current portion	225,170	225,401
Long-term debt, net of discount - related party	3,772	3,311
Deferred income taxes	14,202	13,835
Operating lease liabilities, net of current portion	168,658	179,022
Warrants - related party	34,642	15,997
Derivative liability	4,586	2,436
Other liabilities	1,619	2,049
Total liabilities	604,429	594,080
Commitments and contingencies (see Note 11)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 9,711,710 and 9,631,633 shares issued and outstanding at May 1, 2021 and January 30, 2021, respectively	98	97
Additional paid-in capital	129,534	129,363
Accumulated deficit	(244,666)	(226,358)
Total shareholders’ deficit	(115,034)	(96,898)
Total liabilities and shareholders’ deficit	$489,395	$497,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$129,086	$90,969
Costs of goods sold	41,260	40,804
Gross profit	87,826	50,165
Selling, general and administrative expenses	79,139	87,908
Impairment of long-lived assets	—	27,480
Impairment of goodwill	—	17,900
Impairment of intangible assets	—	6,620
Operating income (loss)	8,687	(89,743)
Fair value adjustment of derivative	2,150	—
Fair value adjustment of warrants - related party	18,646	—
Interest expense, net	4,346	4,643
Interest expense, net - related party	461	—
Loss before provision for income taxes	(16,916)	(94,386)
Income tax provision (benefit)	1,392	(24,117)
Net loss and total comprehensive loss	$(18,308)	$(70,269)
Net loss per common share attributable to common shareholders:
Basic	$(1.89)	$(7.91)
Diluted	$(1.89)	$(7.91)
Weighted average number of common shares outstanding:
Basic	9,666,353	8,882,183
Diluted	9,666,353	8,882,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)
Vesting of restricted stock units	111,248	1	(1)	—	—
Surrender of shares to pay withholding taxes	(31,171)	—	(271)	—	(271)
Equity-based compensation	—	—	443	—	443
Net loss	—	—	—	(18,308)	(18,308)
Balance, May 1, 2021	9,711,710	$98	$129,534	$(244,666)	$(115,034)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 1, 2020	8,857,625	$89	$125,430	$(86,954)	$38,565
Vesting of restricted stock units	138,202	1	(1)	—	—
Surrender of shares to pay withholding taxes	(40,987)	—	(137)	—	(137)
Equity-based compensation	—	—	676	—	676
Net loss	—	—	—	(70,269)	(70,269)
Balance, May 2, 2020	8,954,840	$90	$125,968	$(157,223)	$(31,165)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net loss	$(18,308)	$(70,269)
Operating activities:
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	7,577	9,033
Impairment of goodwill and intangible assets	—	24,520
Impairment of long-lived assets	—	27,480
Adjustment for exited retail stores	(719)	—
Loss on disposal of fixed assets	86	12
Noncash interest expense, net	929	428
Noncash change in fair value of derivative	2,150	-
Noncash change in fair value of warrants - related party	18,646	-
Equity-based compensation	443	676
Deferred rent incentives	(633)	(46)
Deferred income taxes	31	(11,773)
Changes in operating assets and liabilities:
Accounts receivable	708	4,594
Inventories	(1,263)	(2,917)
Prepaid expenses and other current assets	(1,671)	(16,592)
Accounts payable	(9,042)	15,531
Accrued expenses	(1,187)	19,752
Operating lease assets and liabilities	(1,856)	3,201
Other noncurrent assets and liabilities	(24)	(665)
Net cash (used in) provided by operating activities	(4,133)	2,965
Investing activities:
Purchases of property and equipment	(476)	(1,832)
Net cash used in investing activities	(476)	(1,832)
Financing activities:
Borrowings under revolving credit facility	41,288	33,000
Repayments of revolving credit facility	(29,390)	—
Repayments on debt	(700)	(700)
Surrender of shares to pay withholding taxes	(271)	(137)
Net cash provided by financing activities	10,927	32,163
Net change in cash	6,318	33,296
Cash:
Beginning of Period	4,407	21,527
End of Period	$10,725	$54,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 260 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (“2020 Form 10-K”) in preparing these unaudited interim condensed consolidated financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 30, 2021 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended May 1, 2021 are not necessarily indicative of future results or results to be expected for the full year ending January 29, 2022 (“Fiscal Year 2021”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K.

Prior year shares and per share amounts on the condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of shareholders’ equity have been restated to reflect the reverse stock split on November 9, 2020.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern”, the Company’s management evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date of issuance of these financial statements. Although the following matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued, the Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern.

In December 2019, the COVID-19 pandemic (“COVID-19”) emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic on March 11, 2020 resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and taking into consideration the guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, effective March 18, 2020, the Company closed all of its stores and its offices with employees working remotely where possible. The Company began reopening its stores in May 2020, with all stores having been reopened by late June 2020; however, operations of the stores may again be restricted by local guidelines.

As a result of COVID-19, during Fiscal Year 2020 the Company’s revenues, results of operations and cash flows were materially adversely impacted, which resulted in a failure by us to comply with the financial covenants contained in our ABL Facility (as defined below) and Term Loan (as defined below). Additionally, the inclusion of substantial doubt about the Company’s ability to continue as a going concern in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2020 resulted in a violation of affirmative covenants under our ABL Facility and Term Loan. During 2020, the Company entered into forbearance agreements (the “Forbearance Agreements”) with the lenders under its ABL Facility and Term Loan. Under the Forbearance Agreements, the respective lenders agreed not to exercise any rights and remedies through the period of time that allowed the Company to enter into a Transaction Support Agreement (“TSA”) on August 31, 2020 with lenders holding greater than 70% of the Company’s Term Loan and a majority of our shareholders on the principal terms of a financial restructuring (“Transaction”).  The Transaction was consented to by the requisite Term Loan lenders and was consummated on an out-of-court basis on September 30, 2020. The Transaction resulted in a waiver of any past non-compliance with the terms of the Company’s credit facilities, provided the Company with additional liquidity and extended the maturity of certain participating debt by two years, through May 2024.

While the retail industry has begun to recover, the Company could experience other potential impacts because of COVID-19, including, but not limited to, additional charges from potential adjustments to the carrying amount of its inventory, goodwill, intangible assets, right-of-use assets, and long-lived assets as well as additional store closures. Actual results may differ materially from the Company’s current estimates as considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, the possibility of a resurgence of COVID-19 with its potential for future business disruption and the related impacts on the U.S. economy in the coming 12 months and the timing of receipt of our expected tax refunds. If one or more of these risks materialize, we believe that our current liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months. These risks raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements have been issued.

In response to the impacts of COVID-19, we improved our financial flexibility by restructuring our debt with an extended maturity.  Additionally, we took actions to reduce expenses and we continue to manage working capital, primarily inventory levels and capital expenditures, to maximize cash on-hand.

Cost of Goods Sold

Cost of goods sold (“COGS”) consist of all costs of sold merchandise (net of purchase discounts and vendor allowances).  These costs include:

•	Direct costs of purchased merchandise;
•	Adjustments to the carrying value of inventory related to realizability and shrinkage; and
•	Inbound freight to our distribution center.

Our COGS and Gross margin may not be comparable to other entities. Some entities, like us, exclude costs related to shipping products to their customers, as well as costs of their distribution network, buying function, store occupancy costs and depreciation and amortization expenses from COGS and include them in Selling, general and administrative expenses, whereas other entities include these costs in their COGS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of:

•	Payroll and payroll-related expenses;
•	Store Occupancy expenses related to stores, distribution center and our headquarters location, including utilities;
•	Depreciation of property and equipment and amortization of intangibles;
•	Advertising expenses: print, digital and social media advertising and catalog production and distribution;
•	Information technology and communication costs;
•	Freight associated with shipping products to customers;
•	Insurance costs; and
•	Consulting and professional fees.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods. As an emerging growth company, the Company has elected to adopt the pronouncement following the effective date for private companies beginning with annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that this standard will have on the condensed consolidated financial statements. The Company plans to adopt the pronouncement in Fiscal Year 2022.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform”, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is currently effective and may be applied prospectively at any point through December 31, 2022. The Company is assessing what impact this guidance will have on the Company’s condensed consolidated financial statements.

3. Revenues

Disaggregation of Revenue

Net sales consists primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through retail stores (“Retail”) and through its website and catalog orders (“Direct”). Net sales also include shipping and handling fees collected from customers and royalty revenues and marketing reimbursements related to our private label credit card agreement. Retail revenue is recognized at the time of sale and Direct revenue is recognized upon shipment of merchandise to the customer. The following table presents disaggregated revenues by source (in thousands):

	For the Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Retail	$54,916	$35,093
Direct	74,170	55,876
Net revenues	$129,086	$90,969

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	May 1, 2021	January 30, 2021
Contract liabilities:
Signing bonus	$329	$471
Unredeemed gift cards	5,888	6,346
Total contract liabilities (1)	$6,218	$6,817

(1)

Included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

For the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company recognized approximately $2.4 million and $2.2 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and earned during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.3 million for a signing bonus related to the private label credit card agreement that is being amortized to revenue evenly through the third quarter of Fiscal Year 2023.

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

4. Asset Impairments

Long-lived Asset Impairments

In the first quarter of Fiscal Year 2020, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.  These impairment charges arose from the material adverse effect COVID-19 had on our results of operations, particularly with our store fleet.  The Company incurred impairment charges of $6.7 million on leasehold improvements and $20.8 million on the right-of-use asset.  The Company did not record any impairments of long-lived assets in the first quarter of Fiscal Year 2021.

Goodwill and Other Intangible Asset Impairments

In the first quarter of Fiscal Year 2020, the Company temporarily closed its retail locations due to COVID-19, which had a material adverse effect on our results of operations, financial position and liquidity and led to a significant decline in our net sales for the first quarter of Fiscal Year 2020. The Company incurred impairment charges of $17.9 million on goodwill, $4.0 million on trade name and $2.6 million on customer relationships. All stores were open in the first quarter of Fiscal Year 2021 and the Company did not record any impairments of goodwill and other intangible assets in the first quarter of Fiscal Year 2021.

The Company performed the impairment tests in the first quarter of Fiscal Year 2020 using the income approach (or discounted cash flows method) for goodwill, the relief-from-royalty method for indefinite-lived intangible assets and a recoverability analysis for definite-lived intangible assets. Key assumptions included future revenue growth and profitability trends over a period of 5-10 years with a terminal value, a discount rate based on an estimated weighted average cost of capital within a range of 23.5% to 34% and royalty rates within a range of 1% to 4%. These assumptions are classified as Level 3 inputs.

The following table displays a rollforward of the carrying amount of goodwill from February 1, 2020 to May 1, 2021 (in thousands):

Goodwill at February 1, 2020	$77,597
Impairment losses	(17,900)
Balance, May 2, 2020	59,697
Impairment losses	—
Balance, January 30, 2021	59,697
Impairment losses	—
Balance, May 1, 2021	$59,697

The accumulated goodwill impairment losses as of May 1, 2021 are $137.3 million.

A summary of intangible assets as of May 1, 2021 and January 30, 2021 is as follows (in thousands):

		May 1, 2021
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$-	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	78,671	2,620	52,909
Total intangible assets		$192,300	$78,671	$26,720	$86,909

		January 30, 2021
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$-	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	76,604	2,620	54,976
Total intangible assets		$192,300	$76,604	$26,720	$88,976

Total amortization expense for these amortizable intangible assets was $2.1 million and $2.4 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2021	$8,264
2022	7,523
2023	6,942
2024	5,231
2025	4,693
Thereafter	22,323
Total	$54,976

5. Debt

The components of the Company’s outstanding long-term debt were as follows (in thousands):

	Carrying Value of Debt
	May 1, 2021	January 30, 2021
Term Loan (principal of $4,992 and $5,007, respectively)	$4,958	$4,904
Priming Loan (principal of $229,088 and $229,773, respectively)	223,011	223,296
Subordinated Facility (principal and paid-in kind interest of $16,181 and $15,666, respectively)	3,772	3,311
Less: Current portion	(2,799)	(2,799)
Net long-term debt	$228,942	$228,712

Term Loan

The Company is party to a term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, a wholly-owned subsidiary of us, and the various lenders party thereto, as amended on May 27, 2016 by Amendment No. 1 thereto, as further amended by Amendment No. 2 thereto (the “Term Loan”).

Priming Loan

The Company is party to a senior secured priming term loan facility, dated August 31, 2020 (the “Priming Loan” and, the lenders thereunder, the “Priming Lenders”).

Asset-Based Revolving Credit Agreement

The Company is party to a secured $40.0 million asset-based revolving credit facility agreement (the “ABL Facility”) with a maturity date of May 8, 2023.

The Company had short-term borrowings of $23.0 million and $11.1 million under the Company’s ABL Facility as of May 1, 2021 and January 30, 2021, respectively. The Company’s available borrowing capacity under the ABL Facility as of May 1, 2021 and January 30, 2021 was $14.1 million and $23.8 million, respectively. As of May 1, 2021 and January 30, 2021, there were outstanding letters of credit of $2.9 million which reduced the availability under the ABL Facility. As of May 1, 2021, the maximum commitment for letters of credit was $10.0 million.

6. Fair Value Measurements

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

The following table presents the carrying value and fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 1, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Warrants	$34,642	$-	$34,642	$-
Derivative liability	4,586	-	4,586	-
Total recurring fair value measurements	$39,228	$-	$39,228	$-
Financial instruments not carried at fair value:
Total debt	$231,741	$-	$225,820	$-
Total financial instruments not carried at fair value	$231,741	$-	$225,820	$-

The following table presents the carrying value and fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 30, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Warrants	$15,997	$-	$15,997	$-
Derivative liability	2,436	-	2,436	-
Total recurring fair value measurements	$18,433	$-	$18,433	$-
Financial instruments not carried at fair value:
Total debt	$231,511	$-	$220,010	$-
Total financial instruments not carried at fair value	$231,511	$-	$220,010	$-

The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•	Warrants - The fair value is determined based on a pricing model that uses share prices from actively quoted stock markets that are readily accessible and observable.
•

Derivative Liability - The fair value is determined using an option pricing model with a Monte Carlo simulation. Key assumptions include the Company’s stock price, 90.6% volatility, 0.01% risk-free rate and 0.0% dividend yield.

•

Debt - These debt instruments include the Term Loan, Priming Loan and subordinated term loan. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The methodology used by the Company to determine the fair value of its financial assets and liabilities at May 1, 2021, is the same as that used at January 30, 2021.

The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, accounts payable and any amounts drawn on its revolving credit facilities, consisting primarily of instruments without extended maturities, based on management’s estimates, approximates their fair value due to the short-term maturities of these instruments.

Assets and Liabilities with Recurring Fair Value Measurements - Certain assets and liabilities may be measured at fair value on an ongoing basis. We did not elect to apply the fair value option for recording financial assets and financial liabilities. Other than the warrants, derivative liability and total debt, we do not have any assets or liabilities which we measure at fair value on a recurring basis.

Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets as part of related impairment tests. Other than impairment accounting adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 4, Assets Impairments, for additional information.

7. Income Taxes

The Company recorded an income tax provision of $1.4 million for the thirteen weeks ended May 1, 2021, and an income tax benefit of $24.1 million during the thirteen weeks ended May 2, 2020. The effective tax rate was (8.2%) for the thirteen weeks ended May 1, 2021, and 25.6% for the thirteen weeks ended May 2, 2020.

The effective tax rate for the thirteen weeks ended May 1, 2021 differs from the federal statutory rate of 21% primarily due to the nondeductible fair value adjustment of the warrants and the Priming Loan embedded derivative, the impact of executive compensation limitations and the impact of state and local income taxes. The effective tax rate for the thirteen weeks ended May 2, 2020 differs from the federal statutory rate of 21% primarily due to the impact on the effective tax rate from goodwill impairment, which has no associated tax benefit, which was partially offset by a benefit from the CARES Act as well as the impact of state income taxes.

8. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Numerator
Net loss attributable to common shareholders:	$(18,308)	$(70,269)
Denominator
Weighted average number of common shares outstanding, basic:	9,666,353	8,882,183
Dilutive effect of stock options and restricted shares:	—	—
Weighted average number of common shares outstanding, diluted:	9,666,353	8,882,183
Net loss per common share attributable to common shareholders, basic:	$(1.89)	$(7.91)
Net loss per common share attributable to common shareholders, diluted:	$(1.89)	$(7.91)

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect due to the Company having a net loss for the thirteen weeks ended May 1, 2021 and May 2, 2020. There were 130,812 antidilutive shares for the thirteen weeks ended May 1, 2021, and 520,521 antidilutive shares for the thirteen weeks ended May 2, 2020, of such awards excluded. The 3,720,109 penny warrants that were issued during the third quarter of Fiscal Year 2020 were excluded from the calculation of earnings per share for the thirteen weeks ended May 1, 2021 because the effect of including them would have been antidilutive.  Additionally, the potential shares to be issued to the priming lenders under the May 31, 2021 option and related share exercise ratio impact on penny warrants due to the antidilution provisions, were also excluded from the calculation of earnings per share for the thirteen weeks ended May 1, 2021 because the effect of including them would have been antidilutive.

9. Equity-Based Compensation

Equity-based compensation expense was $0.4 million for the thirteen weeks ended May 1, 2021, and $0.7 million for the thirteen weeks ended May 2, 2020.

10. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors. In accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders.  For the thirteen weeks ended May 1, 2021, the Company incurred $0.5 million and $18.6 million, respectively, of Interest expense, net – related party and Fair value adjustment of warrants – related party associated with the Subordinated Facility in the condensed consolidated statements of operations and comprehensive income. For both the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company incurred an immaterial amount of other related party transactions.

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

12. Operating Leases

During the thirteen weeks ended May 1, 2021, the Company recorded non-cash gains of $0.7 million associated with exiting store leases earlier than expected and non-cash gains of $0.6 million related to favorable lease renegotiations.

During the thirteen weeks ended May 2, 2020, the Company reduced the net carrying value of right-of-use assets to their estimated fair value, which was determined using a discounted cash flows method. These impairment charges arose from the material adverse effect that COVID-19 had on our results of operations, particularly with our store fleet. The Company recognized non-cash impairment charges associated with right-of-use assets of $20.8 million during the thirteen weeks end May 2, 2020.

13. Subsequent Event

  On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of Common Stock to the Priming Lenders with a value of approximately $4.6 million based upon the preceding 5-day volume weighted average share price rather than repay $4.9 million of principal. As a result of this choice and because of the antidilution provision under the warrant agreement, the penny warrants are exercisable into 3,820,748 shares of common stock for an aggregate exercise price of $186 thousand. The Company will recognize approximately $0.6 million and $38.3 million of non-cash charges recorded within Fair value adjustments – derivative and Fair value adjustments – warrants, respectively, in the condensed consolidated statements of operations and comprehensive income during the second quarter of Fiscal 2021.  Additionally, the resulting derivative and warrants liabilities will be reclassed to Common stock and Additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements”.

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The Fiscal Year 2021 and fiscal year ended January 30, 2021 (“Fiscal Year 2020”) are both comprised of 52 weeks.

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 260 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

Following the significant impacts on Fiscal 2020 from the COVID-19 pandemic, we achieved significant improvements in sales growth and gross margin expansion in the first quarter of Fiscal 2021 due to our store reopenings and our focus on driving full price sales as customer traffic trends improved. The pandemic began to affect our business in the first quarter of Fiscal Year 2020 as our stores were temporarily shut beginning in mid-March 2020 and remained closed through portions of the second quarter of Fiscal Year 2020.

The COVID-19 global pandemic and resulting temporary store closures and changes in customer behavior toward in-store shopping have had a material adverse effect on our operations, cash flows and liquidity. We have made significant progress reducing cash expenditures and maximizing cash receipts from our direct-to-consumer business channel such that our current base forecast projects sufficient liquidity over the coming 12 months; however, considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, the possibility of a prolonged market impact from COVID-19 in the coming 12 months and the timing of receipt of our expected tax refunds. If one or more of these risks materialize, we believe that our current sources of liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months.

Factors Affecting Our Operating Results

Various factors are expected to continue to affect our results of operations going forward, including the following:

Overall Economic Trends. Consumer purchases of clothing and other merchandise generally decline during recessionary periods and other periods when disposable income is adversely affected, and consequently our results of operations may be affected by general economic conditions. For example, reduced consumer confidence, lower availability and higher cost of consumer credit may reduce demand for our merchandise and may limit our ability to increase or sustain prices. The growth rate of the market could be affected by macroeconomic conditions in the United States.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations.  These initiatives include our ecommerce platform and our initiative to upgrade and enhance our information systems. Although initiatives of this nature are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operations in future periods.

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

Number of stores reflects all stores open at the end of a reporting period. In connection with opening new stores, we incur pre-opening costs. Pre-opening costs include expenses incurred prior to opening a new store and primarily consist of payroll, travel, training, marketing, initial opening supplies and costs of transporting initial inventory and fixtures to retail stores, as well as occupancy costs incurred from the time of possession of a store site to the opening of that store. These pre-opening costs are included in selling, general and administrative expenses and are generally incurred and expensed within 30 days of opening a new store.

Gross profit is equal to our net sales less costs of goods sold. Gross profit as a percentage of our net sales is referred to as gross margin.

Costs of goods sold includes the direct costs of sold merchandise, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to liquidate these products. Changes in the assortment of our products may also impact our gross profit. The timing and level of markdowns are driven by customer acceptance of our merchandise. The Company’s cost of goods sold, and consequently gross profit, may not be comparable to those of other retailers, as inclusion of certain costs vary across the industry.

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

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA represents net (loss) income plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

Reconciliation of Net Loss to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented.

	For the Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Statements of Operations Data:
Net loss	$(18,308)	$(70,269)
Fair value adjustment of derivative	2,150	—
Fair value adjustment of warrants - related party (a)	18,646	—
Interest expense, net	4,346	4,643
Interest expense, net - related party	461	—
Income tax provision (benefit)	1,392	(24,117)
Depreciation and amortization	7,576	9,036
Equity-based compensation expense (b)	443	676
Write-off of property and equipment (c)	86	12
Impairment of goodwill and intangible assets	—	24,520
Adjustment for exited retail stores (d)	(719)	—
Impairment of long-lived assets (e)	—	27,480
Other non-recurring items (f)	852	2,184
Adjusted EBITDA	$16,925	$(25,835)
Net sales	$129,086	$90,969
Adjusted EBITDA margin	13.1%	-28.4%

(a)	The fair value adjustment of warrants increased due to the increase in J.Jill’s stock price since January 30, 2021.
(b)

Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.

(c)	Represents net gain or loss on the disposal of fixed assets.
(d)	Represents non-cash gains associated with exiting store leases earlier than anticipated.
(e)	Represents impairment of long-lived assets related to the right-of-use assets and leasehold improvements.
(f)	Represents items management believes are not indicative of ongoing operating performance, including professional fees, retention expenses and costs related to the COVID-19 pandemic.

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

COVID-19 impact. Our Q1 of Fiscal Year 2020 financial results were significantly impacted by COVID-19 as our stores were temporarily closed beginning in mid-March in efforts to stop the spread of the virus. Although the stores were temporarily closed and the Company lost revenues as a result, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to our Q1 of Fiscal Year 2021 financial results.

Results of Operations

Thirteen weeks ended May 1, 2021 Compared to Thirteen weeks ended May 2, 2020

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended May 2, 2020 to the Thirteen Weeks
	May 1, 2021		May 2, 2020		Ended May 1, 2021
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$129,086		$90,969		$38,117	41.9%
Costs of goods sold	41,260	32.0%	40,804	44.9%	456	1.1%
Gross profit	87,826	68.0%	50,165	55.1%	37,661	75.1%
Selling, general and administrative expenses	79,139	61.3%	87,908	96.6%	(8,769)	(10.0)%
Impairment of long-lived assets	—	—	27,480	30.2%	(27,480)	100.0%
Impairment of goodwill	—	—	17,900	19.7%	(17,900)	100.0%
Impairment of other intangible assets	—	—	6,620	7.3%	(6,620)	100.0%
Operating income (loss)	8,687	6.7%	(89,743)	(98.7)%	98,430	(109.7)%
Fair value adjustment of derivative	2,150	1.7%	-	-	2,150	-
Fair value adjustment of warrants - related party	18,646	14.4%	-	-	18,646	-
Interest expense, net	4,346	3.4%	4,643	5.1%	(297)	(6.4)%
Interest expense, net - related party	461	0.4%	-	-	461	-
Loss before provision for income taxes	(16,916)	(13.1)%	(94,386)	(103.8)%	77,470	(82.1)%
Income tax provision (benefit)	1,392	1.1%	(24,117)	(26.5)%	25,509	(105.8)%
Net loss	$(18,308)	(14.2)%	$(70,269)	(77.2)%	$51,961	(73.9)%

Net Sales

Net sales for the thirteen weeks ended May 1, 2021 increased $38.1 million, or 41.9%, to $129.1 million from $91.0 million for the thirteen weeks ended May 2, 2020.  The increase in total net sales versus the prior year was primarily driven by strong full-price sales and lower levels of promotions as compared to the first quarter of Fiscal Year 2020, which was significantly impacted by the temporary closure of our stores as a response to the COVID-19 pandemic. All stores were open in the first quarter of Fiscal Year 2021.

Our Retail channel contributed 42.5% of our net sales in the thirteen weeks ended May 1, 2021 and 38.6% in the thirteen weeks ended May 2, 2020. Our Direct channel contributed 57.5% of our net sales in the thirteen weeks ended May 1, 2021 and 61.4% in the thirteen weeks ended May 2, 2020. We operated 265 and 286 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended May 1, 2021 increased $37.7 million, or 75.1%, to $87.8 million from $50.2 million for the thirteen weeks ended May 2, 2020. The gross margin for the thirteen weeks ended May 1, 2021 was 68.0% compared to 55.1% for the thirteen weeks ended May 2, 2020.  The gross margin for the thirteen weeks ended May 1, 2021 benefited from better full price selling and a lower level of promotional discounts, while the gross margin for the thirteen weeks ended May 2, 2020 was negatively impacted by added promotions, markdowns and liquidation actions to stimulate customer demand, particularly after the temporary closure of our stores and a $5.2 million accrual for potential future liability payments to vendors for order cancellations which were issued as part of the Company’s COVID-19 response.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended May 1, 2021 decreased $8.8 million, or 10.0%, to $79.1 million from $87.9 million for the thirteen weeks ended May 2, 2020. The decrease is driven by a $4.3 million decrease in marketing costs, a $2.7 million decrease in occupancy costs, a $1.7 million decrease in professional services expenses, a $1.5 million decrease in depreciation and amortization and a $1.3 million gain on exiting retail stores, offset by a $1.7 million increase in compensation and benefits and a $0.9 million increase in shipping costs. The decrease in marketing costs was primarily due to a $3.4 million decrease in catalog costs. The decrease in occupancy costs is due to decreased rental expense from closing twenty-one stores since May 2, 2020 and favorable lease renegotiations.  The increase in compensation and benefits was primarily due to a $3.0 million increase in hourly and part-time wages and a $2.1 million increase in incentive expenses offset by a $3.7 million decrease in salaries expense.

As a percentage of net sales, selling, general and administrative expenses were 61.3% for the thirteen weeks ended May 1, 2021 compared to 96.6% for the thirteen weeks ended May 2, 2020.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.  The fair value adjustment of warrants increased $18.7 million due to the increase in J.Jill’s stock price since January 30, 2021.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, Priming Loan, Subordinated Facility and ABL Facility, partially offset by interest earned on cash. Interest expense, net for the thirteen weeks ended May 1, 2021 increased $0.2 million, or 3.5%, to $4.8 million from $4.6 million for the thirteen weeks ended May 2, 2020.

Income Tax Provision (Benefit)

The income tax provision was $1.4 million for the thirteen weeks ended May 1, 2021 compared to a benefit for income taxes of $24.1 million for the thirteen weeks ended May 2, 2020, while our effective tax rates for the same periods were (8.2%) and 25.6%, respectively. The effective tax rate during the thirteen weeks ended May 1, 2021 is a negative rate due to the nondeductible fair value adjustments of the warrants and embedded derivative, as well the impact of executive compensation limitations and state and local income taxes.  The effective tax rate during the thirteen weeks ended May 2, 2020 was impacted by a benefit from the CARES Act, which was partially offset by the nondeductible goodwill impairment charge.

Liquidity and Capital Resources

General

In response to the material adverse effect that the COVID-19 global pandemic had on our operations during Fiscal 2020, we improved our financial flexibility by restructuring our existing debt, issuing additional debt, reducing our expenses and maximizing cash receipts from our direct-to-consumer business channel. While we are encouraged by our progress as the retail industry continues to recover, COVID-19 remains present in the United States and around the world as new variants arise that may have an adverse effect on our operations, cash flows and liquidity. While our current base forecast projects sufficient liquidity over the coming 12 months, there is considerable risk that remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of disruptions in our operations from the pandemic in the coming 12 months. If one or more of these risks materialize, we believe that our current sources of liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months. These risks raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements have been issued.

As part of the Transactions that were consummated on September 30, 2020, key financial covenants have been waived until the fourth quarter of Fiscal Year 2021, and the covenant requiring the delivery of an audit opinion without a “going concern” or similar qualification has been waived until the fourth quarter of Fiscal Year 2021; however, this covenant is waived for the fourth quarter of Fiscal Year 2021 with respect to any such qualification relating solely to our ability to satisfy the minimum liquidity covenant in our debt facilities.

As of May 1, 2021, we had $10.7 million in cash and $14.1 million of total availability under our ABL Facility.  Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility, which has a maturity of May 8, 2023 so long as certain conditions related to the maturity of the term loan are met. Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems and the costs of operating as a public company.

We have filed a preliminary tax return for Fiscal Year 2020 and expect a refund in excess of $25 million. The tax refund amount benefited from the provisions under the CARES Act enacted in March 2020 most significantly from the provision that allows for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.

Under the Priming Loan, the Company has certain payment obligations during Fiscal Year 2021.  The Company has the choice to repay $4.9 million in aggregate principal amount of the loans under the Priming Loan or issue additional shares of the Company’s stock up to 798,807 shares or the maximum number of shares having a value of approximately $4.6 million to the lenders. On May 31, 2021, the Company issued 272,097 shares to the lenders rather than repaying the $4.9 million since the minimum liquidity covenant would have increased to $25.0 million from $15.0 million if the Company had chosen to repay the $4.9 million of principal.  The Priming Loan provides for a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there will be a paid-in-kind (“PIK”) interest rate increase and a PIK fee based on the level of payment below the $25.0 million. We expect to make a principal payment of at least $25.0 million, avoiding PIK interest and fees, by using the funds from the expected tax refund.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Net cash (used in) provided by operating activities	$(4,133)	$2,965
Net cash used in investing activities	(476)	(1,832)
Net cash provided by in financing activities	10,927	32,163

Net Cash (used in) provided by Operating Activities

Net cash from operating activities decreased by $7.1 million dollars as compared to the prior year due to the return to more normalized vendor payment terms during the quarter as well as the repayments of vendor liabilities that had been extended, including rents that were deferred during Fiscal 2020 by landlords due to the pandemic. Higher cash-related income during the first quarter of fiscal 2021 partially offset the impacts of repaying the vendor liabilities.

Net cash used in operating activities during the thirteen weeks ended May 1, 2021 was $4.1 million. Key elements of cash used by operating activities were (i) net loss of $18.3 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $28.5 million, primarily driven by the noncash change in fair value of warrants, depreciation and amortization, partially offset by deferred income taxes, and (iii) a use of cash from net operating assets and liabilities of $14.3 million, primarily driven by higher payments of accounts payable and accrued expenses, partially due to payments for merchandise inventory and rents for retail stores that were deferred into Fiscal Year 2021 from Fiscal Year 2020.

Net cash provided by operating activities during the thirteen weeks ended May 2, 2020 was $3.0 million. Key elements of cash provided by operating activities were (i) net loss of $70.3 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $50.3 million, primarily driven by impairment of goodwill and intangible assets, impairment of long-lived assets and depreciation and amortization, partially offset by deferred income taxes, and (iii) source of cash from net operating assets and liabilities of $22.9 million, primarily driven by decreases in accounts payable and accrued expenses partially offset by increase in prepaid expense and other current assets.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirteen weeks ended May 1, 2021 was $0.5 million, representing purchases of property and equipment. Purchases were lower in the first quarter of Fiscal Year 2021 than the first quarter of Fiscal Year 2020 due to our focus on conserving cash and there being no new store openings in Fiscal Year 2021.

Net cash used in investing activities during the thirteen weeks ended May 2, 2020 was $1.8 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash Provided by Financing Activities

Net cash provided by financing activities declined $21.2 million as compared to the prior year as net borrowings under the ABL Facility decreased due to the lessened impact of the COVID-19 pandemic.

Net cash provided by financing activities during the thirteen weeks ended May 1, 2021 was $10.9 million, which was driven by the borrowing under the ABL Facility.

Net cash provided by financing activities during the thirteen weeks ended May 2, 2020 was $32.2 million, which was driven primarily by the borrowing under the ABL Facility.

Dividends

The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and any other factors deemed relevant by our board of directors. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us, under our debt agreements and under future indebtedness that we or they may incur.

Credit Facilities

There were $23.0 million and $11.1 million of short-term borrowings outstanding under the Company’s ABL Facility as of May 1, 2021 and January 30, 2021, respectively. At May 1, 2021 and January 30, 2021, the Company had outstanding letters of credit in the amount of $2.9 million and had a maximum additional borrowing capacity of $14.1 million and $23.8 million, respectively.

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

Critical Accounting Policies and Significant Estimates

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, including accounting for gift card breakage and estimated merchandise returns; estimating the value of inventory; impairment assessments for goodwill and other indefinite-lived intangible assets, and long-lived assets; and estimating equity-based compensation expense. Management evaluates its policies and assumptions on an ongoing basis.

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our 2020 Form 10-K. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report, for recently adopted accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our 2020 Form 10-K and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the first quarter of 2021. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2020 Form 10-K.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of May 1, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of Fiscal Year 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our 2020 Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K.  However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 0001-38026))

3.2	Certificate of Amendment to the Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed on November 9, 2020 (File No. 001-38026)).

3.3	Bylaws of J.Jill, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s 10-K, filed on April 28, 2017 (File No. 001-38026)).

31.1*

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

J.Jill, Inc.

Date: June 9, 2021	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Date: June 9, 2021	By:	/s/ Mark Webb
Mark Webb
Executive Vice President and Chief Financial Officer