Form 10-Q
period 2021-07-31
J.Jill, Inc.
filed 2021-09-09
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

As of September 1, 2021, the registrant had 9,984,596 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	July 31, 2021	January 30, 2021
Assets
Current assets:
Cash	$18,101	$4,407
Accounts receivable	5,506	7,793
Inventories, net	48,492	58,034
Prepaid expenses and other current assets	43,410	43,035
Total current assets	115,509	113,269
Property and equipment, net	63,991	73,906
Intangible assets, net	84,843	88,976
Goodwill	59,697	59,697
Operating lease assets, net	145,277	161,135
Other assets	157	199
Total assets	$469,474	$497,182
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,783	$56,263
Accrued expenses and other current liabilities	49,009	43,854
Current portion of long-term debt	7,690	2,799
Current portion of operating lease liabilities	34,793	37,967
Borrowings under revolving credit facility	—	11,146
Total current liabilities	129,275	152,029
Long-term debt, net of discount and current portion	220,053	225,401
Long-term debt, net of discount - related party	4,301	3,311
Deferred income taxes	14,270	13,835
Operating lease liabilities, net of current portion	160,916	179,022
Warrants - related party (Note 8)	—	15,997
Derivative liability (Note 8)	—	2,436
Other liabilities	1,525	2,049
Total liabilities	530,340	594,080
Commitments and contingencies (see Note 11)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 9,984,564 and 9,631,633 shares issued and outstanding at July 31, 2021 and January 30, 2021, respectively	100	97
Additional paid-in capital	208,348	129,363
Accumulated deficit	(269,314)	(226,358)
Total shareholders’ deficit	(60,866)	(96,898)
Total liabilities and shareholders’ deficit	$469,474	$497,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$159,236	$92,636	$288,322	$183,605
Costs of goods sold (exclusive of depreciation and amortization)	49,883	37,616	91,143	78,420
Gross profit	109,353	55,020	197,179	105,185
Selling, general and administrative expenses	85,846	77,737	164,985	165,645
Impairment of long-lived assets	—	(893)	—	26,587
Impairment of goodwill	—	—	—	17,900
Impairment of intangible assets	—	—	—	6,620
Operating income (loss)	23,507	(21,824)	32,194	(111,567)
Fair value adjustment of derivative	625	—	2,775	—
Fair value adjustment of warrants - related party	38,338	—	56,984	—
Interest expense, net	4,217	4,244	8,563	8,887
Interest expense, net - related party	529	—	990	—
Loss before provision (benefit) for income taxes	(20,202)	(26,068)	(37,118)	(120,454)
Income tax provision (benefit)	4,446	(7,034)	5,838	(31,151)
Net loss and total comprehensive loss	$(24,648)	$(19,034)	$(42,956)	$(89,303)
Per share data (Note 8):
Net loss per common share:
Basic	$(1.98)	$(2.13)	$(3.88)	$(10.01)
Diluted	$(1.98)	$(2.13)	$(3.88)	$(10.01)
Weighted average common shares:
Basic	12,450,351	8,953,431	11,058,351	8,917,807
Diluted	12,450,351	8,953,431	11,058,351	8,917,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)
Vesting of restricted stock units	111,248	1	(1)	—	—
Surrender of shares to pay withholding taxes	(31,171)	—	(271)	—	(271)
Equity-based compensation	—	—	443	—	443
Net loss	—	—	—	(18,308)	(18,308)
Balance, May 1, 2021	9,711,710	$98	$129,534	$(244,666)	$(115,034)
Vesting of restricted stock units	1,075	—	—	—	—
Surrender of shares to pay withholding taxes	(318)	—	(19)	—	(19)
Withholding tax on net share settlement of equity-based compensation plans	—	—	(7)	—	(7)
Equity-based compensation	—	—	649	—	649
Shares issued to Priming lenders (See Note 8)	272,097	2	5,210	—	5,212
Reclass of warrants to equity (See Note 8)	—	—	72,981	—	72,981
Net loss	—	—	—	(24,648)	(24,648)
Balance, July 31, 2021	9,984,564	$100	$208,348	$(269,314)	$(60,866)

	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 1, 2020	8,857,625	$89	$125,430	$(86,954)	$38,565
Vesting of restricted stock units	138,202	1	(1)	—	—
Surrender of shares to pay withholding taxes	(40,987)	—	(137)	—	(137)
Equity-based compensation	—	—	676	—	676
Net loss	—	—	—	(70,269)	(70,269)
Balance, May 2, 2020	8,954,840	$90	$125,968	$(157,223)	$(31,165)
Vesting of restricted stock units	7,961	—	—	—	—
Surrender of shares to pay withholding taxes	(2,327)	—	(13)	—	(13)
Equity-based compensation	—	—	615	—	615
Net loss	—	—	—	(19,034)	(19,034)
Balance, August 1, 2020	8,960,474	$90	$126,570	$(176,257)	$(49,597)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Net loss	$(42,956)	$(89,303)
Operating activities:
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	14,869	17,307
Impairment of goodwill and intangible assets	—	24,520
Impairment of long-lived assets	—	26,587
Adjustment for exited retail stores	(710)	(402)
Loss on disposal of fixed assets	716	256
Noncash interest expense, net	1,933	812
Noncash change in fair value of derivative	2,775	-
Noncash change in fair value of warrants - related party	56,984	-
Equity-based compensation	1,092	1,291
Deferred rent incentives	(673)	(91)
Deferred income taxes	100	(14,749)
Changes in operating assets and liabilities:
Accounts receivable	2,288	2,403
Inventories	9,543	8,385
Prepaid expenses and other current assets	(375)	(21,838)
Accounts payable	(18,465)	1,108
Accrued expenses	4,933	27,810
Operating lease assets and liabilities	(4,129)	(772)
Other noncurrent assets and liabilities	(63)	(664)
Net cash provided by (used in) operating activities	27,862	(17,340)
Investing activities:
Purchases of property and equipment	(1,326)	(2,675)
Net cash used in investing activities	(1,326)	(2,675)
Financing activities:
Borrowings under revolving credit facility	52,670	33,000
Repayments of revolving credit facility	(63,816)	(1,200)
Repayments on debt	(1,399)	(1,399)
Surrender of shares to pay withholding taxes	(297)	(151)
Net cash (used in) provided by financing activities	(12,842)	30,250
Net change in cash	13,694	10,235
Cash:
Beginning of Period	4,407	21,527
End of Period	$18,101	$31,762

Supplemental cash flow information:
Noncash financing activity:
Reclass of warrant and derivative liabilities to equity (Note 8)	$78,193	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through 261 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K (the “2020 Annual Report”) for the fiscal year ended January 30, 2021 (“Fiscal Year 2020”) in preparing these unaudited interim condensed consolidated financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 30, 2021 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended July 31, 2021 are not necessarily indicative of future results or results to be expected for the full year ending January 29, 2022 (“Fiscal Year 2021”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2020 Annual Report.

Prior year shares and per share amounts on the condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of shareholders’ equity have been restated to reflect the reverse stock split on November 9, 2020.

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern,” we are required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements. As discussed in our Annual Report on Form 10-K for the Fiscal Year ended January 30, 2021 (“2021 Form 10-K”), during 2020 our revenues, results of operations, cash flows and financing arrangements were materially adversely impacted by the COVID-19 pandemic.  As a result, despite the fact that conditions had significantly improved by April 12, 2021 and that we had taken substantial actions to improve our liquidity and financial performance, due to remaining risks and uncertainties relating to the future impacts of COVID-19, we concluded at the time that our liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months.

In response to the impacts of COVID-19, we immediately took actions to improve our liquidity and financial flexibility by restructuring our debt with an extended maturity. We also took actions to reduce expenses, and, to maximize cash on hand, we continue to closely manage working capital (primarily inventory levels) and capital expenditures.  Additionally, on August 27, 2021 we made a $25 million debt payment, which was generated by operating cash flows, in order to avoid additional fees and interest that would have commenced if the payment was not made (see Note 13).

While the Company and the retail industry in general have recovered significantly and current projections are favorable, we still could experience potential negative COVID-19 impacts including, but not limited to, additional charges from potential adjustments to the carrying amount of our inventory, goodwill, intangible assets, right-of-use assets, and long-lived assets as well as additional store closures. Actual results may differ materially from the Company’s current estimates as considerable risk remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, the possibility of a resurgence of COVID-19, and emergence of severe variants, with its potential for future business disruption and the related impacts on the U.S. economy. If one or more of these risks materialize, we believe it is still possible that our current liquidity and capital could be impacted and may not be sufficient to finance our continued operations for at least the next year. These risks raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements have been issued.

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

Out-of-Period Item

During the second quarter of Fiscal Year 2021, the Company recorded an adjustment to correct prior period overstatements of inventory and understatements of COGS totaling $1.5 million ($1.1 million after taxes).  The errors were primarily caused by an overstatement of inventory transferred from certain locations.  Management evaluated the impacts of the out-of-period adjustment to correct the errors for the thirteen and twenty-six weeks ended July 31, 2021 and for prior periods, both individually and in the aggregate, and concluded that the adjustment was not material to the Company’s consolidated annual or interim financial statements for all impacted periods.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Retail	$85,428	$26,304	$140,344	$61,397
Direct	73,808	66,332	147,978	122,208
Net revenues	$159,236	$92,636	$288,322	$183,605

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	July 31, 2021	January 30, 2021
Contract liabilities:
Signing bonus	$294	$365
Unredeemed gift cards	5,485	6,818
Total contract liabilities (1)	$5,779	$7,183

(1)

The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.  The long-term portion of the signing bonus is included in Other long-term liabilities on the Company’s condensed consolidated balance sheets.

For the thirteen and twenty-six weeks ended July 31, 2021, the Company recognized approximately $2.6 million and $5.0   million, respectively, of revenue related to gift card redemptions and breakage. For the thirteen and twenty-six weeks ended August 1, 2020, the Company recognized approximately $1.8 million and $4.0 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and earned during the period.

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

4. Asset Impairments

Long-lived Asset Impairments

The Company did not record any impairments on long-lived assets during the twenty-six weeks ended July 31, 2021.

In the first quarter of Fiscal Year 2020, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.  These impairment charges arose from the material adverse effect COVID-19 had on our results of operations, particularly with our store fleet.  The Company incurred impairment charges of $6.7 million on leasehold improvements and $20.8 million on the right-of-use asset.  During the second quarter of Fiscal Year 2020, the Company recorded a $1.3 million non-cash gain on the operating leases liabilities due to its decision to close certain retail stores. Approximately $0.9 million of the benefit related to leases that were included in the impairment on right-of-use assets recorded in the first quarter of Fiscal Year 2020; therefore, the benefit was recorded as a reduction of the previously recorded impairment. See Note 12 for additional information.

Goodwill and Other Intangible Asset Impairments

In the first quarter of Fiscal Year 2020, the Company temporarily closed its retail locations due to COVID-19, which had a material adverse effect on our results of operations, financial position and liquidity and led to a significant decline in our net sales for the first half of Fiscal Year 2020. The Company incurred impairment charges of $17.9 million on goodwill, $4.0 million on trade name and $2.6 million on customer relationships during the thirteen and twenty-six weeks ended August 1, 2020. All stores were open during the twenty-six weeks ended July 31, 2021 and the Company did not record any impairments on goodwill or other intangible assets for this period.

The Company performed the impairment tests in the first quarter of Fiscal Year 2020 using the income approach (or discounted cash flows method) for goodwill, the relief-from-royalty method for indefinite-lived intangible assets and a recoverability analysis for definite-lived intangible assets. Key assumptions included future revenue growth and profitability trends over a period of 5-10 years with a terminal value, a discount rate based on an estimated weighted average cost of capital within a range of 23.5% to 34.0% and royalty rates within a range of 1% to 4%. These assumptions are classified as Level 3 inputs.

The following table displays a rollforward of the carrying amount of goodwill from February 1, 2020 to July 31, 2021 (in thousands):

Goodwill at February 1, 2020	$77,597
Impairment losses (first quarter)	(17,900)
Balance, January 30, 2021	59,697
Impairment losses	—
Balance, July 31, 2021	$59,697

The accumulated goodwill impairment losses as of July 31, 2021 are $137.3 million.

A summary of intangible assets as of July 31, 2021 and January 30, 2021 is as follows (in thousands):

		July 31, 2021
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$-	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	80,737	2,620	50,843
Total intangible assets		$192,300	$80,737	$26,720	$84,843

		January 30, 2021
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$-	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	76,604	2,620	54,976
Total intangible assets		$192,300	$76,604	$26,720	$88,976

Total amortization expense for these amortizable intangible assets was $2.0 million and $4.9 million for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively, and $4.1 million and $7.3 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2021	$4,131
2022	7,523
2023	6,942
2024	5,231
2025	4,693
Thereafter	22,323
Total	$50,843

5. Debt

The components of the Company’s outstanding long-term debt were as follows (in thousands):

	Carrying Value of Debt
	July 31, 2021	January 30, 2021
Term Loan (principal of $4,978 and $5,007, respectively)	$4,951	$4,904
Priming Loan (principal of $228,403 and $229,773, respectively)	222,792	223,296
Subordinated Facility (principal and paid-in kind interest of $16,713 and $15,666, respectively)	4,301	3,311
Less: Current portion	(7,690)	(2,799)
Net long-term debt	$224,354	$228,712

Term Loan

The Company is party to a term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, a wholly owned subsidiary of us, and the various lenders party thereto, as amended on May 27, 2016 by Amendment No. 1 thereto, as further amended by Amendment No. 2 thereto (the “Term Loan”).

Priming Loan

The Company is party to a senior secured priming term loan facility, dated August 31, 2020 (the “Priming Loan” and, the lenders thereunder, the “Priming Lenders”). The Priming Loan provides for a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there will be a paid-in-kind (“PIK”) interest rate increase and a PIK fee based on the level of payment below the $25.0 million. See Note 13.

In accordance with the Priming Credit Agreement, the Company issued to the Priming Lenders 656,717 shares, as adjusted for the Company’s 1-for-5 stock split that occurred during the fourth quarter of Fiscal Year 2020, of the Company’s Common Stock (the “Equity Consideration”).  On May 31, 2021, the Company had the choice (the “May 31, 2021 Option”) to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount equal to the greater of (I) 9.79% of the fully diluted shares of Common Stock as of October 1, 2020 less 656,717 shares and (II) a number of shares of Common Stock with an aggregate value of $0.5 million at the time of such issuance; provided, that the Priming Lenders shall not receive on such date shares of Common Stock having a value greater than $4.75 million (based on the volume-weighted average stock price of the preceding five trading days) at the time of such issuance.  The May 31, 2021 Option was considered an embedded derivative within the Priming Loan that was required to be adjusted to fair value each period while it was outstanding, with the adjustment being recorded in income. On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of Common Stock to the Priming Lenders with a value of approximately $5.2 million (based on the value of those shares as of close on that date).

Subordinated Facility

On September 30, 2020, in accordance with the TSA, the Company entered into a subordinated facility, with the Subordinated Lenders (as defined below), that provides for a secured term loan facility in an aggregate principal amount equal to $15.0 million with an additional incremental capacity subject to certain customary conditions (the “Subordinated Facility”). The Subordinated Lenders are a group of related parties that includes certain affiliates of TowerBrook and our Chairman of the board of directors.

In accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders. See Note 8 for additional information regarding the warrants.

Asset-Based Revolving Credit Agreement

The Company is party to a secured $40.0 million asset-based revolving credit facility agreement (the “ABL Facility”) with a maturity date of May 8, 2023.

During the thirteen weeks ended July 31, 2021, the company paid down the outstanding short-term borrowings under the ABL Facility.  The Company had short-term borrowings of $11.1 million under the Company’s ABL Facility as of January 30, 2021. The Company’s available borrowing capacity under the ABL Facility as of July 31, 2021 and January 30, 2021 was $32.1 million and $23.8 million, respectively. As of July 31, 2021 and January 30, 2021, there were outstanding letters of credit of $2.9 million which reduced the availability under the ABL Facility. As of July 31, 2021, the maximum commitment for letters of credit was $10.0 million.

6. Fair Value Measurements

Certain assets and liabilities are carried at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

•

Level 3 - Unobservable inputs for the assets or liabilities that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These are valued based on management’s estimates and assumptions that market participants would use in pricing the asset or liabilities.

The following table presents the carrying value and fair value hierarchy for debt as of July 31, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$232,044	$—	$234,570	$—
Total financial instruments not carried at fair value	$232,044	$—	$234,570	$—

The following table presents the carrying value and fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of January 30, 2021 and for debt which is not carried at fair value (in thousands).  Effective May 31, 2021, the warrants and derivative liabilities were transferred to equity and are no longer measured at fair value on a recurring basis (see Note 8 for additional information):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Warrants	$15,997	$—	$15,997	$—
Derivative liability	2,436	—	2,436	—
Total recurring fair value measurements	$18,433	$—	$18,433	$—
Financial instruments not carried at fair value:
Total debt	$231,511	$—	$220,010	$—
Total financial instruments not carried at fair value	$231,511	$—	$220,010	$—

The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•	Warrants - The fair value is determined based on a pricing model that uses share prices from actively quoted stock markets that are readily accessible and observable.
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

The methodology used by the Company to determine the fair value of its financial assets and liabilities at July 31, 2021, is the same as that used at January 30, 2021.

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

7. Income Taxes

The Company recorded an income tax provision of $4.4 million for the thirteen weeks ended July 31, 2021 and an income tax benefit of $7.0 million during the thirteen weeks ended August 1, 2020. The Company recorded an income tax provision of $5.8 million for the twenty-six weeks ended July 31, 2021 and an income tax benefit of $31.2 million for the twenty-six weeks ended August 1, 2020.

The effective tax rate for the thirteen and twenty-six weeks ended July 31, 2021 differs from the federal statutory rate of 21% primarily due to the nondeductible fair value adjustment of the warrants and the Priming Loan embedded derivative, the impact of executive compensation limitations and the impact of state and local income taxes. The effective tax rate for the thirteen and twenty-six weeks ended August 1, 2020 differs from the federal statutory rate of 21% primarily due to the impact on the effective tax rate from goodwill impairment, which has no associated tax benefit, which was partially offset by a benefit from the CARES Act as well as the impact of state income taxes.

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net income (loss) per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Numerator
Net loss attributable to common shareholders	$(24,648)	$(19,034)	$(42,956)	$(89,303)
Denominator
Weighted average number of common shares outstanding	9,895,314	8,953,431	9,780,833	8,898,049
Assumed exercise of warrants	2,555,037	—	1,277,518	19,758
Weighted average common shares, basic	12,450,351	8,953,431	11,058,351	8,917,807
Dilutive effect of stock options and restricted shares	—	—	—	—
Weighted average common shares, diluted	12,450,351	8,953,431	11,058,351	8,917,807
Net loss per common share, basic	$(1.98)	$(2.13)	$(3.88)	$(10.01)
Net loss per common share, diluted	$(1.98)	$(2.13)	$(3.88)	$(10.01)

The weighted average common shares for the diluted earnings per share calculation exclude the impact of outstanding equity awards if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Such awards are excluded because they would have an antidilutive effect due to the Company having a net loss for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020. There were 104,108 antidilutive shares for the thirteen and twenty-six weeks ended July 31, 2021, and 520,521 antidilutive shares for the thirteen and twenty-six weeks ended August 1, 2020, of such awards excluded.

Warrants

On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of Common Stock to the Priming Lenders with a value of approximately $5.2 million based upon the preceding 5-day volume weighted average share price rather than repay $4.9 million of principal. As a result of this choice and because of the antidilution provision under the warrant agreement, the penny warrants became exercisable into 3,820,748 shares of common stock for an aggregate exercise price of $186,000. Through May 31, 2021, the Company recognized approximately $39.0 million and $59.8 million of non-cash charges recorded within Fair value adjustments – derivative and Fair value adjustments – warrants, respectively, in the condensed consolidated statements of operations and comprehensive income during the thirteen and twenty-six weeks ended July 31, 2021, respectively.  Effective May 31, 2021, the remaining derivative and warrants liabilities totaling $78.2 million were reclassed to Additional paid-in capital because from that date they can only be settled by exercise of the warrants into common stock (i.e., cash is no longer a settlement option).

Effective May 31, 2021 the warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non substantive in relation to the fair value of the common shares to be issued upon exercise.

9. Equity-Based Compensation

Equity-based compensation expense was $0.7 million and $1.1 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, and $0.6 million and $1.3 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively,

10. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors. In accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders.  For the thirteen weeks ended July 31, 2021 the Company incurred $0.5 million and $38.3 million, respectively, of Interest expense, net – related party and Fair value adjustment of warrants – related party associated with the Subordinated Facility in the condensed consolidated statements of operations and comprehensive income. For the twenty-six weeks ended July 31, 2021 the Company incurred $1.0 million and $57.0 million, respectively, of Interest expense, net – related party and Fair value adjustment of warrants – related party associated with the Subordinated Facility in the condensed consolidated statements of operations and comprehensive income.

For the thirteen and twenty-six weeks ended August 1, 2020, the Company incurred an immaterial amount of other related party transactions.

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

12. Operating Leases

During the twenty-six weeks ended July 31, 2021, the Company recorded non-cash gains of $0.7 million associated with exiting store leases earlier than expected and non-cash gains of $0.6 million related to favorable lease renegotiations. During the thirteen weeks ended July 31, 2021, the Company recorded immaterial non-cash activity related to these transactions.

During the first quarter of Fiscal Year 2020, the Company reduced the net carrying value of right-of-use assets to their estimated fair value, which was determined using a discounted cash flows method. These impairment charges arose from the material adverse effect that COVID-19 had on our results of operations, particularly with our store fleet. The Company recognized non-cash impairment charges of $6.7 million on leasehold improvements and non-cash impairment charges associated with right-of-use assets of $20.8 million during the first quarter of Fiscal Year 2020. During the second quarter of Fiscal Year 2020, the Company recorded a $1.3 million non-cash gain on the operating lease liability due to its decision to close certain retail stores. Approximately $0.9 million of the benefit related to leases that were included in the impairment on right-of-use assets recorded in the first quarter of Fiscal Year 2020; therefore, the benefit was recorded as a reduction of the previously recorded impairment. Approximately $0.4 million of the benefit related to the adjustment to the right-of-use asset and operating lease liability of leases not previously impaired and was recorded in Selling, General and Administrative expenses.

 The Company did not incur any impairment charges on its right-of-use assets during the twenty-six weeks ended July 31, 2021.

13. Subsequent Event

On August 27, 2021, the Company made a $25.0 million voluntary principal payment on the Priming Loan, which was generated by operating cash flows.  This payment was made to avoid increased PIK interest and fees. See Note 5.

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

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through 261 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

Following the significant impacts on Fiscal Year 2020 from the COVID-19 pandemic, we achieved significant improvements in sales growth and gross margin expansion in the first and second quarters of Fiscal Year 2021 due to our focus on driving full price sales as customer traffic trends improved. The pandemic began to affect our business in the first quarter of Fiscal Year 2020 as our stores were temporarily closed beginning in mid-March 2020 and remained closed through portions of the second quarter of Fiscal Year 2020.

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

Costs of goods sold includes the direct costs of sold merchandise, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to liquidate these products. Changes in the assortment of our products may also impact our gross profit. The timing and level of markdowns are driven by customer acceptance of our merchandise. The Company’s COGS, and consequently gross profit, may not be comparable to those of other retailers, as inclusion of certain costs vary across the industry.

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

While we believe that Adjusted EBITDA is useful in evaluating our business, Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool. Adjusted EBITDA should not be considered an alternative to, or substitute for, net income (loss), which is calculated in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces the usefulness of Adjusted EBITDA as a tool for comparison. We recommend that you review the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and the calculation of the resultant Adjusted EBITDA margin below and not rely solely on Adjusted EBITDA or any single financial measure to evaluate our business.

Reconciliation of Net Loss to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net loss to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Statements of Operations Data:
Net loss	$(24,648)	$(19,034)	$(42,956)	$(89,303)
Fair value adjustment of derivative	625	—	2,775	—
Fair value adjustment of warrants – related party (a)	38,338	—	56,984	—
Interest expense, net	4,217	4,244	8,563	8,887
Interest expense, net - related party	529	—	990	—
Income tax provision (benefit)	4,446	(7,034)	5,838	(31,151)
Depreciation and amortization	7,295	8,277	14,871	17,313
Equity-based compensation expense (b)	649	615	1,092	1,291
Write-off of property and equipment (c)	630	244	716	256
Impairment of goodwill and intangible assets	—	—	—	24,520
Adjustment for exited retail stores (d)	9	(402)	(710)	(402)
Impairment of long-lived assets (e)	—	(893)	—	26,587
Other non-recurring items (f)	616	7,523	1,468	9,707
Adjusted EBITDA	$32,706	$(6,460)	$49,631	$(32,295)
Net sales	$159,236	$92,636	$288,322	$183,605
Adjusted EBITDA margin	20.5%	(7.0)%	17.2%	(17.6)%

(a)	The fair value adjustment of warrants increased due to the increase in J.Jill’s stock price since January 30, 2021.
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
(e)

Represents impairment of long-lived assets related to the right-of-use assets and leasehold improvements. For the thirteen weeks ended August 1, 2020, the Company recognized a benefit (or reversal of prior period impairment) caused by the adjustment of the operating lease liability related to stores that were permanently closed.

(f)	Represents items management believes are not indicative of ongoing operating performance, including professional fees, retention expenses and costs related to the COVID-19 pandemic.

Items Affecting Comparability of Financial Results

COVID-19 impact. Our second quarter of Fiscal Year 2020 financial results were significantly impacted by COVID-19 as our stores were temporarily closed beginning in mid-March 2020 through most of the second quarter of Fiscal Year 2020 in efforts to stop the spread of the virus. Although the stores were temporarily closed and the Company lost revenues as a result, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to our second quarter of Fiscal Year 2021 financial results.

Impairment losses. Our Fiscal Year 2020 year to date results include impairment charges of $52.0 million for long-lived assets (operating lease right-of-use asset and leasehold improvements), goodwill and intangible assets. See Note 4, Asset Impairments, in Item I, Financial Statements, for additional information on these impairment losses.

Fair value adjustments.  Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.  These fair value adjustments were driven by the increase in J.Jill’s stock price since January 30, 2021.  Our Fiscal Year 2021 results include negative fair value adjustments totaling $39.0 million and $59.8 million for the thirteen and twenty-six week periods, respectively.  Effective May 31, 2021, these liabilities were reclassified to equity because from that date they can only be settled by exercise of the warrants into common stock.  See Note 8, Net Loss per Share, in Item 1, Financial Statements, for additional information on these fair value adjustments.

Results of Operations

Thirteen weeks ended July 31, 2021 Compared to Thirteen weeks ended August 1, 2020

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended August 1, 2020 to the Thirteen Weeks
	July 31, 2021		August 1, 2020		Ended July 31, 2021
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$159,236	100.0%	$92,636	100.0%	$66,600	71.9%
Costs of goods sold	49,883	31.3%	37,616	40.6%	12,267	32.6%
Gross profit	109,353	68.7%	55,020	59.4%	54,333	98.8%
Selling, general and administrative expenses	85,846	53.9%	77,737	83.9%	8,109	10.4%
Impairment of long-lived assets	—	—	(893)	-1.0%	893	100.0%
Impairment of goodwill	—	—	—	0.0%	—	100.0%
Impairment of other intangible assets	—	—	—	0.0%	—	100.0%
Operating income (loss)	23,507	14.8%	(21,824)	(23.6)%	45,331	(207.7)%
Fair value adjustment of derivative	625	0.4%	—	—	625	—
Fair value adjustment of warrants - related party	38,338	24.1%	—	—	38,338	—
Interest expense, net	4,217	2.6%	4,244	4.6%	(27)	(0.6)%
Interest expense, net - related party	529	0.3%	—	—	529	100.0%
Loss before provision for income taxes	(20,202)	(12.7)%	(26,068)	(28.1)%	5,866	(22.5)%
Income tax provision (benefit)	4,446	2.8%	(7,034)	(7.6)%	11,480	(163.2)%
Net loss	$(24,648)	(15.5)%	$(19,034)	(20.5)%	$(5,614)	29.5%

Net Sales

Net sales for the thirteen weeks ended July 31, 2021 increased $66.6 million, or 71.9%, to $159.2 million from $92.6 million for the thirteen weeks ended August 1, 2020.  Net sales benefited from strong full-price sales and lower levels of promotions as compared to the second quarter of Fiscal Year 2020; however, the increase was primarily driven by the reopening of our stores near the end of the second quarter of Fiscal Year 2020. Our stores were temporarily closed during the second quarter of Fiscal Year 2020 as a response to the COVID-19 pandemic. All stores were open during the second quarter of Fiscal Year 2021.

Our Retail channel contributed 53.6% of our net sales in the thirteen weeks ended July 31, 2021 and 28.4% in the thirteen weeks ended August 1, 2020. Our Direct channel contributed 46.4% of our net sales in the thirteen weeks ended July 31, 2021 and 71.6% in the thirteen weeks ended August 1, 2020. We operated 261 and 281 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended July 31, 2021 increased $54.3 million, or 98.8%, to $109.4 million from $55.0 million for the thirteen weeks ended August 1, 2020. The gross margin for the thirteen weeks ended July 31, 2021 was 68.7% compared to 59.4% for the thirteen weeks ended August 1, 2020.  The gross margin for the thirteen weeks ended July 31, 2021 benefited from better full price selling and a lower level of promotional discounts, while the gross margin for the thirteen weeks ended August 1, 2020 was negatively impacted by added promotions, markdowns and liquidation actions to stimulate customer demand, particularly after the temporary closure of our stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended July 31, 2021 increased $8.1 million, or 10.4%, to $85.8 million from $77.7 million for the thirteen weeks ended August 1, 2020. The increase is driven by a $10.5 million increase in compensation and benefits, a $3.5 million increase in marketing expense, a $1.0 million increase in credit card fees, a $0.7 million increase in costs to exit retail stores, and a $0.8 million increase in shipping expense, partially offset by a $6.2 million decrease in professional services expenses, a $0.7 million decrease in occupancy expense, and a $1.0 million decrease in depreciation and amortization expense. The increase in compensation and benefits was primarily due to a $3.1 million increase in hourly and part-time wages, a $5.0 million increase in incentive expenses a $0.5 million increase in salaries and a $1.9 million increase in other benefits. The increase in marketing costs was primarily due to a $1.3 million increase in catalog costs and a $1.3 million increase in digital media expenses. Professional services expenses were higher in the second quarter of Fiscal Year 2020 due to costs associated with the debt restructuring agreement which was executed in the third quarter of Fiscal Year 2020. The decrease in occupancy costs is due to decreased rental expense from closing twenty stores since August 1, 2020 and favorable lease renegotiations.

As a percentage of net sales, selling, general and administrative expenses were 53.9% for the thirteen weeks ended July 31, 2021 compared to 83.9% for the thirteen weeks ended August 1, 2020.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.  These fair value adjustments were driven by the increase in J.Jill’s stock price since January 30, 2021.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, Priming Loan, Subordinated Facility and ABL Facility, partially offset by interest earned on cash. Interest expense, net was $4.2 million for each of the thirteen weeks ended July 31, 2021 and August 1, 2020.

Income Tax Provision (Benefit)

The income tax provision was $4.4 million for the thirteen weeks ended July 31, 2021 compared to a benefit for income taxes of $7.0 million for the thirteen weeks ended August 1, 2020, while our effective tax rates for the same periods were (22.0%) and 27.0%, respectively. The effective tax rate during the thirteen weeks ended July 31, 2021 is a negative rate due to the nondeductible fair value adjustments of the warrants and embedded derivative, as well the impact of executive compensation limitations and state and local income taxes.  The effective tax rate during the thirteen weeks ended August 1, 2020 was impacted by a benefit from the CARES Act, which was partially offset by the nondeductible goodwill impairment charge.

Twenty-six weeks ended July 31, 2021 Compared to Twenty-six weeks ended August 1, 2020

The following table summarizes our consolidated results of operations for the periods indicated

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended August 1, 2020 to the Thirty-Nine Weeks
(in thousands)	July 31, 2021		August 1, 2020		Ended July 31, 2021
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$288,322	100.0%	$183,605	100.0%	$104,717	57.0%
Costs of goods sold	91,143	31.6%	78,420	42.7%	12,723	16.2%
Gross profit	197,179	68.4%	105,185	57.3%	91,994	87.5%
Selling, general and administrative expenses	164,985	57.2%	165,645	90.2%	(660)	(0.4)%
Impairment of long-lived assets	—	—	26,587	14.5%	(26,587)	(100.0)%
Impairment of goodwill	—	—	17,900	9.7%	(17,900)	100.0%
Impairment of indefinite-lived intangible assets	—	—	6,620	3.6%	(6,620)	100.0%
Operating income (loss)	32,194	11.2%	(111,567)	(60.8)%	143,761	(128.9)%
Fair value adjustment of derivative	2,775	1.0%	—	—	2,775	100.0%
Fair value adjustment of warrants - related party	56,984	19.8%	—	—	56,984	100.0%
Interest expense, net	8,563	3.0%	8,887	4.8%	(324)	(3.6)%
Interest expense, net - related party	990	0.3%	—	—	990	100.0%
Loss before provision for income taxes	(37,118)	(12.9)%	(120,454)	(65.6)%	83,336	(69.2)%
Income tax provision (benefit)	5,838	2.0%	(31,151)	(17.0)%	36,989	(118.7)%
Net loss	$(42,956)	(14.9)%	$(89,303)	(48.6)%	$46,347	(51.9)%

Net Sales

Net sales for the twenty-six weeks ended July 31, 2021 increased $104.7 million, or 57.0%, to $288.3 million from $183.6 million for the twenty-six weeks ended August 1, 2020.  Net sales benefited from strong full-price sales and lower levels of promotions as compared to the first twenty-six weeks of Fiscal Year 2020; however, the increase was primarily driven by the reopening of our stores near the end of the second quarter of Fiscal Year 2020.  Our stores were temporarily closed during the second quarter of Fiscal Year 2020 as a response to the COVID-19 pandemic. All stores were open during the first twenty-six weeks of Fiscal Year 2021.

Our Retail channel contributed 48.7% of our net sales in the twenty-six weeks ended July 31, 2021 and 33.4% in the twenty-six weeks ended August 1, 2020. Our Direct channel contributed 51.3% of our net sales in the twenty-six weeks ended July 31, 2021 and 66.6% in the twenty-six weeks ended August 1, 2020. We operated 261 and 281 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended July 31, 2021 increased $92.0 million, or 87.5%, to $197.2 million from $105.2    million for the twenty-six weeks ended August 1, 2020. The gross margin for the twenty-six weeks ended July 31, 2021 was 68.4%   compared to 57.3% for the twenty-six weeks ended August 1, 2020. The gross margin for the twenty-six weeks ended July 31, 2021 benefited from better full price selling and a lower level of promotional discounts, while the gross margin for the twenty-six weeks ended August 1, 2020 was negatively impacted by added promotions, markdowns and liquidation actions to stimulate customer demand, particularly after the temporary closure of our stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended July 31, 2021 decreased $0.7 million, or 0.4%, to $165.0 million from $165.6 million for the twenty-six weeks ended August 1, 2020. The decrease is driven by a $7.9 million decrease in professional services expenses, a $2.4 million decrease in depreciation and amortization, a $3.5 million decrease in occupancy expense and a $0.7 million decrease in marketing costs, offset by a $12.2 million increase in compensation and benefits and a $1.7 million increase in shipping costs. Professional services expenses were higher during the twenty-six weeks ended August 1, 2020 due to costs associated with the debt restructuring agreement which was executed in the third quarter of Fiscal Year 2020. The decrease in marketing costs was primarily due to a $2.1 million decrease in catalog costs. The decrease in occupancy costs is due to decreased rental expense from closing twenty-five stores since May 2, 2020 and favorable lease renegotiations.  The increase in compensation and benefits was primarily due to a $6.2 million increase in hourly and part-time wages as the stores were open in Fiscal Year 2021 and a $7.1 million increase in incentive expenses offset by a $3.3 million decrease in salaries expense.

As a percentage of net sales, selling, general and administrative expenses were 57.2% for the twenty-six weeks ended July 31, 2021 compared to 90.2% for the twenty-six weeks ended August 1, 2020.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.  These fair value adjustments were driven by the increase in J.Jill’s stock price since January 30, 2021.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, Priming Loan, Subordinated Facility and ABL Facility, partially offset by interest earned on cash. Interest expense, net for the twenty-six weeks ended July 31, 2021 increased $0.4 million, or 3.6%, to $8.6 million from $8.9 million for the twenty-six weeks ended August 1, 2020.

Income Tax Provision (Benefit)

The income tax provision was $5.8 million for the twenty-six weeks ended July 31, 2021 compared to a benefit for income taxes of $31.2 million for the twenty-six weeks ended August 1, 2020, while our effective tax rates for the same periods were (15.7)% and 25.9%, respectively. The effective tax rate during the twenty-six weeks ended July 31, 2021 is a negative rate due to the nondeductible fair value adjustments of the warrants and embedded derivative, as well the impact of executive compensation limitations and state and local income taxes.  The effective tax rate during the twenty-six weeks ended August 1, 2020 was impacted by a benefit from the CARES Act, which was partially offset by the nondeductible goodwill impairment charge.

Liquidity and Capital Resources

General

In response to the material adverse effect that the COVID-19 global pandemic had on our operations during Fiscal Year 2020, we improved our financial flexibility by restructuring our existing debt, issuing additional debt, reducing our expenses and maximizing cash receipts from our direct-to-consumer business channel. While we are encouraged by our progress as the retail industry continues to recover, COVID-19 remains present in the United States and around the world as new variants arise that may have an adverse effect on our operations, cash flows and liquidity. While our current base forecast projects sufficient liquidity over the coming 12 months, there is considerable risk that remains related to the performance of stores, the resilience of the customer in an uncertain economic climate, and the possibility of disruptions in our operations from the pandemic in the coming 12 months. If one or more of these risks materialize, we believe that our current sources of liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months. These risks raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements have been issued.

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

As of July 31, 2021, we had $18.1 million in cash and $29.8 million of total availability under our ABL Facility.  Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility, which has a maturity of May 8, 2023 so long as certain conditions related to the maturity of the term loan are met. Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems and the costs of operating as a public company.

We have filed a preliminary tax return for Fiscal Year 2020 and expect a refund in excess of $25 million. The tax refund amount benefited from the provisions under the CARES Act enacted in March 2020 most significantly from the provision that allows for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.

Under the Priming Credit Agreement, the Company has certain payment obligations during Fiscal Year 2021.  On May 31, 2021, the Company had the choice to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount equal to the greater of (I) 9.79% of the fully diluted shares of Common Stock as of October 1, 2020 less 656,717 shares and (II) a number of shares of Common Stock with an aggregate value of $0.5 million at the time of such issuance; provided, that the Priming Lenders shall not receive on such date shares of Common Stock having a value greater than $4.75 million (based on the volume-weighted average stock price of the preceding five trading days) at the time of such issuance. On May 31, 2021, the Company issued 272,097 shares to the Priming Lenders, with a value of approximately $5.2 million (based on the value of those shares as of close on that date), rather than repaying the $4.9 million since the minimum liquidity covenant would have increased to $25.0 million from $15.0 million if the Company had chosen to repay the $4.9 million of principal.  In addition, the Priming Credit Agreement provides for a principal paydown of at least $25.0 million by August 30, 2021. The principal payment of $25.0 million, which was generated by operating cash flows, was made on August 27, 2021, avoiding additional PIK interest and fees. See Note 13.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020
Net cash provided by (used in) operating activities	$27,862	$(17,340)
Net cash used in investing activities	(1,326)	(2,675)
Net cash (used in) provided by financing activities	(12,842)	30,250

Net Cash provided by (used in) Operating Activities

Net cash provided by operating activities increased by $45.2 million dollars as compared to the prior year primarily due to cash generated from operating income as compared to cash being used by an operating loss during the prior year.  The higher cash generated by operating income was partially offset by the return to more normalized vendor payment terms during the quarter as well as the repayments of vendor liabilities that had been extended, including rents that were deferred during Fiscal Year 2020 by landlords due to the pandemic.

Net cash provided by operating activities during the twenty-six weeks ended July 31, 2021 was $27.9 million. Key elements of cash provided operating activities were (i) net loss of $43.0 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $77.1 million, primarily driven by the noncash change in fair value of warrants, depreciation and amortization, deferred income taxes and noncash interest expense, partially offset by deferred rent incentives and adjustment for exited retail stores, and (iii) a use of cash from net operating assets and liabilities of $6.3 million, primarily driven by higher payments of accounts payable, partially due to payments for merchandise inventory and rents for retail stores that were deferred into Fiscal Year 2021 from Fiscal Year 2020.

Net cash used in operating activities during the twenty-six weeks ended August 1, 2020 was $17.3 million. Key elements of cash provided by operating activities were (i) net loss of $89.3 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $55.5 million, primarily driven by impairment of goodwill and intangible assets, impairment of long-lived assets and depreciation and amortization, partially offset by deferred income taxes, and (iii) source of cash from net operating assets and liabilities of $16.4 million, primarily driven by decreases in accounts payable and accrued expenses partially offset by increase in prepaid expense and other current assets.

Net Cash used in Investing Activities

Net cash used in investing activities during the twenty-six weeks ended July 31, 2021 was $1.3 million, representing purchases of property and equipment. Purchases were lower in the first quarter of Fiscal Year 2021 than the first quarter of Fiscal Year 2020 due to our focus on conserving cash and there being no new store openings in Fiscal Year 2021.

Net cash used in investing activities during the twenty-six weeks ended August 1, 2020 was $2.7 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash (used in) provided by Financing Activities

Net cash used in financing activities declined $43.1 million as compared to the prior year as net borrowings under the ABL Facility decreased due to the lessened impact of the COVID-19 pandemic.

Net cash used in financing activities during the twenty-six weeks ended July 31, 2021 was $12.8 million, which was driven by the repayment of borrowings under the ABL Facility.

Net cash provided by financing activities during the twenty-six weeks ended August 1, 2020 was $30.3 million, which was driven primarily by increased borrowings under the ABL Facility.

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

Credit Facilities

There were no short-term borrowings outstanding under the Company’s ABL Facility as of July 31, 2021 and $11.1 million of short-term borrowings outstanding as of January 30, 2021. At both July 31, 2021 and January 30, 2021, the Company had outstanding letters of credit in the amounts of $2.9 million, and had a maximum additional borrowing capacity of $32.1 million and $23.8 million, respectively.

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

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our 2020 Annual Report. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our 2020 Annual Report.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our 2020 Annual Report and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the first quarter of 2021. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2020 Annual Report.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of July 31, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of Fiscal Year 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our 2020 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2020 Annual Report.  However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.Jill, Inc.

Date: September 9, 2021	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Date: September 9, 2021	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial Officer/Chief Operating Officer