Form 10-Q
period 2021-10-30
J.Jill, Inc.
filed 2021-12-14
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

As of December 1, 2021, the registrant had 9,988,031 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	October 30, 2021	January 30, 2021
Assets
Current assets:
Cash	$17,473	$4,407
Accounts receivable	8,073	7,793
Inventories, net	56,902	58,034
Prepaid expenses and other current assets	43,675	43,035
Total current assets	126,123	113,269
Property and equipment, net	60,047	73,906
Intangible assets, net	82,777	88,976
Goodwill	59,697	59,697
Operating lease assets, net	137,386	161,135
Other assets	140	199
Total assets	$466,170	$497,182
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$54,238	$56,263
Accrued expenses and other current liabilities	51,851	43,854
Current portion of long-term debt	6,999	2,799
Current portion of operating lease liabilities	33,254	37,967
Borrowings under revolving credit facility	—	11,146
Total current liabilities	146,342	152,029
Long-term debt, net of discount and current portion	196,771	225,401
Long-term debt, net of discount - related party	4,908	3,311
Deferred income taxes	14,114	13,835
Operating lease liabilities, net of current portion	151,468	179,022
Warrants - related party (Note 8)	—	15,997
Derivative liability (Note 8)	—	2,436
Other liabilities	1,434	2,049
Total liabilities	515,037	594,080
Commitments and contingencies (see Note 11)
Shareholders’ Deficit
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 9,987,999 and 9,631,633 shares issued and outstanding at October 30, 2021 and January 30, 2021, respectively	100	97
Additional paid-in capital	209,109	129,363
Accumulated deficit	(258,076)	(226,358)
Total shareholders’ deficit	(48,867)	(96,898)
Total liabilities and shareholders’ deficit	$466,170	$497,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$151,731	$117,224	$440,053	$300,829
Costs of goods sold (exclusive of depreciation and amortization)	47,196	48,225	138,339	126,645
Gross profit	104,535	68,999	301,714	174,184
Selling, general and administrative expenses	85,531	92,184	250,516	257,829
Impairment of long-lived assets	—	906	—	27,493
Impairment of goodwill	—	—	—	17,900
Impairment of intangible assets	—	—	—	6,620
Operating income (loss)	19,004	(24,091)	51,198	(135,658)
Fair value adjustment of derivative	—	1,628	2,775	1,628
Fair value adjustment of warrants - related party	—	—	56,984	—
Interest expense, net	4,567	4,753	13,130	13,640
Interest expense, net - related party	607	—	1,597	—
Income (loss) before provision (benefit) for income taxes	13,830	(30,472)	(23,288)	(150,926)
Income tax provision (benefit)	2,592	(7,313)	8,430	(38,464)
Net income (loss) and total comprehensive income (loss)	$11,238	$(23,159)	$(31,718)	$(112,462)
Per share data (Note 8):
Net income (loss) per common share:
Basic	$0.81	$(2.52)	$(2.65)	$(12.49)
Diluted	$0.79	$(2.52)	$(2.65)	$(12.49)
Weighted average common shares:
Basic	13,798,130	9,177,350	11,971,405	9,004,321
Diluted	14,174,218	9,177,350	11,971,405	9,004,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)
Vesting of restricted stock units	111,248	1	(1)	—	—
Surrender of shares to pay withholding taxes	(31,171)	—	(271)	—	(271)
Equity-based compensation	—	—	443	—	443
Net loss	—	—	—	(18,308)	(18,308)
Balance, May 1, 2021	9,711,710	$98	$129,534	$(244,666)	$(115,034)
Vesting of restricted stock units	1,075	—	—	—	—
Surrender of shares to pay withholding taxes	(318)	—	(19)	—	(19)
Withholding tax on net share settlement of equity-based compensation plans	—	—	(7)	—	(7)
Equity-based compensation	—	—	649	—	649
Shares issued to Priming lenders (See Note 8)	272,097	2	5,210	—	5,212
Reclass of warrants to equity (See Note 8)	—	—	72,981	—	72,981
Net loss	—	—	—	(24,648)	(24,648)
Balance, July 31, 2021	9,984,564	$100	$208,348	$(269,314)	$(60,866)
Vesting of restricted stock units	4,864	—	—	—	—
Surrender of shares to pay withholding taxes	(1,429)	—	—	—	—
Withholding tax on net share settlement of equity-based compensation plans	—	—	(28)	—	(28)
Equity-based compensation	—	—	789	—	789
Net income	—	—	—	11,238	11,238
Balance, October 30, 2021	9,987,999	$100	$209,109	$(258,076)	$(48,867)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 1, 2020	8,857,625	$89	$125,430	$(86,954)	$38,565
Vesting of restricted stock units	138,202	1	(1)	—	—
Surrender of shares to pay withholding taxes	(40,987)	—	(137)	—	(137)
Equity-based compensation	—	—	676	—	676
Net loss	—	—	—	(70,269)	(70,269)
Balance, May 2, 2020	8,954,840	$90	$125,968	$(157,223)	$(31,165)
Vesting of restricted stock units	7,961	—	—	—	—
Surrender of shares to pay withholding taxes	(2,327)	—	(13)	—	(13)
Equity-based compensation	—	—	615	—	615
Net loss	—	—	—	(19,034)	(19,034)
Balance, August 1, 2020	8,960,474	$90	$126,570	$(176,257)	$(49,597)
Vesting of restricted stock units	4,875	—	(13)	—	(13)
Surrender of shares to pay withholding taxes	(1,428)	—	9	—	9
Equity-based compensation	—	—	323	—	323
Forfeiture of restricted stock awards	(662)	—	—	—	—
Participating lender equity consideration	656,717	6	1,951	—	1,957
Net loss	—	—	—	(23,159)	(23,159)
Balance, October 31, 2020	9,619,976	$96	$128,840	$(199,416)	$(70,480)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Net loss	$(31,718)	$(112,462)
Operating activities:
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	22,093	25,663
Impairment of goodwill and intangible assets	—	24,520
Impairment of long-lived assets	—	27,493
Adjustment for exited retail stores	(1,181)	(958)
Loss on disposal of fixed assets	887	376
Noncash interest expense, net	3,567	1,350
Noncash change in fair value of derivative	2,775	1,628
Noncash change in fair value of warrants - related party	56,984	-
Equity-based compensation	1,881	1,614
Deferred rent incentives	(860)	(136)
Deferred income taxes	(58)	(14,210)
Changes in operating assets and liabilities:
Accounts receivable	(280)	2,840
Inventories	1,132	5,015
Prepaid expenses and other current assets	(641)	(19,313)
Accounts payable	(2,288)	19,562
Accrued expenses	7,833	15,848
Operating lease assets and liabilities	(6,754)	1,437
Other noncurrent assets and liabilities	51	(631)
Net cash provided by (used in) operating activities	53,423	(20,364)
Investing activities:
Purchases of property and equipment	(2,488)	(3,037)
Net cash used in investing activities	(2,488)	(3,037)
Financing activities:
Borrowings under revolving credit facility	62,226	33,000
Repayments of revolving credit facility	(73,372)	(33,000)
Borrowings under subordinated facility, net of issuance costs	—	14,560
Lender fees for priming loans	—	(1,235)
Repayments on debt	(26,399)	(2,099)
Surrender of shares to pay withholding taxes	(324)	(155)
Net cash (used in) provided by financing activities	(37,869)	11,071
Net change in cash	13,066	(12,330)
Cash:
Beginning of Period	4,407	21,527
End of Period	$17,473	$9,197

Supplemental cash flow information:
Noncash financing activity:
Reclass of warrant and derivative liabilities to equity (Note 8)	$78,193	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through 260 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K (the “2020 Annual Report”) for the fiscal year ended January 30, 2021 (“Fiscal Year 2020”) in preparing these unaudited interim condensed consolidated financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 30, 2021 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and thirty-nine weeks ended October 30, 2021 are not necessarily indicative of future results or results to be expected for the full year ending January 29, 2022 (“Fiscal Year 2021”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2020 Annual Report.

Prior year shares and per share amounts on the condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of shareholders’ equity have been restated to reflect the reverse stock split on November 9, 2020.

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern”, we are required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements. As discussed in our 2020 Annual Report, during Fiscal Year 2020 our revenues, results of operations, cash flows and financing arrangements were materially adversely impacted by the COVID-19 pandemic, and, accordingly; we concluded at the time that our liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months.  Although during the first two quarters of Fiscal Year 2021, economic conditions significantly improved, COVID-19 restrictions were reduced, and we continued to take substantial actions to improve our liquidity and financial performance, we maintained this conclusion due to remaining risks and uncertainties relating to the future impacts of COVID-19 (see our quarterly reports for the first and second quarters of Fiscal Year 2021). However, as discussed below we have now concluded that substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements has been alleviated.

In response to the impacts of COVID-19, we immediately took actions to improve our liquidity, capital resources and financial flexibility by restructuring our debt effective September 30, 2020, with an extended maturity and revised covenants (see Note 10 to our consolidated financial statements included in our 2020 Annual Report). Since the debt restructuring, the Company has been in compliance with all debt covenants, made all scheduled principal repayments including a $25.0 million voluntary repayment on August 27, 2021, and effectively converted $78.2 million of debt to equity. Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility, which has a maturity of May 8, 2023. As of October 30, 2021, we had $17.5 million in cash and $35.6 million of total availability under our ABL Facility, we exceeded the $15.0 million liquidity covenant by $46.2 million, and our projections indicate continued compliance with the liquidity and other covenants. Additionally, we have filed our federal income tax return for Fiscal Year 2020 and expect to receive a refund in excess of $25.0 million, however, the timing and amount of such refund is not known with certainty at this time.

We also took significant actions to reduce expenses and maximize cash on hand. We closed certain stores and successfully renegotiated terms on the majority of the remaining store fleet. We reduced the volume of inventory purchases and the number and frequency of new product floorsets which resulted in overhead, marketing, and shipping and handling cost savings.  We also reduced capital spend in the business to focus on critical maintenance and strategic technical investments. As a result of these actions and improved economic conditions, the Company’s operating results, cash flows and liquidity continue to improve.

Therefore, considering the improved general economic conditions, and our improved operating results, cash flows, liquidity (including Cash, Debt and Equity), and projections into the foreseeable future, we have concluded that substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements has been alleviated. In accordance with FASB standards, this conclusion will be re-evaluated each quarter. If COVID-19 impacts should worsen and cause us to materially miss our projections, the Company would take additional actions to maintain its liquidity position and preserve cash flow, including but not limited to further cost reductions, payment term renegotiations, and flexing sales to the Direct channel if needed to compensate any impact on stores.

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

Out-of-Period Item

During the second quarter of Fiscal Year 2021, the Company recorded an adjustment to correct prior period overstatements of inventory and understatements of COGS totaling $1.5 million ($1.1 million after taxes). The errors were primarily caused by an overstatement of inventory transferred from certain locations.  Management evaluated the impacts of the out-of-period adjustment to correct the errors for the thirty-nine weeks ended October 30, 2021 and for prior periods, both individually and in the aggregate, and concluded that the adjustment was not material to the Company’s consolidated annual or interim financial statements for all impacted periods. The adjustment had no impact on the thirteen weeks ended October 30, 2021.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods. As an emerging growth company, the Company has elected to adopt the pronouncement following the effective date for private companies beginning with annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that this standard will have on the condensed consolidated financial statements. The Company plans to adopt the pronouncement during the fiscal year ending January 28, 2023.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Retail	$83,629	$42,991	$223,973	$104,388
Direct	68,102	74,233	216,080	196,441
Net revenues	$151,731	$117,224	$440,053	$300,829

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	October 30, 2021	January 30, 2021
Contract liabilities:
Signing bonus	$259	$365
Unredeemed gift cards	5,280	6,818
Total contract liabilities (1)	$5,539	$7,183

(1)

The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.  The long-term portion of the signing bonus is included in Other long-term liabilities on the Company’s condensed consolidated balance sheets.

For the thirteen and thirty-nine weeks ended October 30, 2021, the Company recognized approximately $1.9 million and $6.9   million, respectively, of revenue related to gift card redemptions and breakage. For the thirteen and thirty-nine weeks ended October 31, 2020, the Company recognized approximately $1.7 million and $5.7 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and earned during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.3 million for a signing bonus related to the private label credit card agreement that is being amortized to revenue evenly through the third quarter of fiscal year ending January 27, 2024.

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

4. Asset Impairments

Long-lived Asset Impairments

The Company did not record any impairments on long-lived assets during the thirty-nine weeks ended October 30, 2021.

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

Goodwill and Other Intangible Asset Impairments

In the first quarter of Fiscal Year 2020, the Company temporarily closed its retail locations due to COVID-19, which had a material adverse effect on our results of operations, financial position and liquidity and led to a significant decline in our net sales for the first half of Fiscal Year 2020. The Company incurred impairment charges of $17.9 million on goodwill, $4.0 million on trade name and $2.6 million on customer relationships during the thirteen and thirty-nine weeks ended October 31, 2020. All stores were open during the thirty-nine weeks ended October 30, 2021 and the Company did not record any impairments on goodwill or other intangible assets for this period.

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

The following table displays a rollforward of the carrying amount of goodwill from February 1, 2020 to October 30, 2021 (in thousands):

Goodwill at February 1, 2020	$77,597
Impairment losses (first quarter)	(17,900)
Balance, January 30, 2021	59,697
Impairment losses	—
Balance, October 30, 2021	$59,697

The accumulated goodwill impairment losses as of October 30, 2021 are $137.3 million.

A summary of intangible assets as of October 30, 2021 and January 30, 2021 is as follows (in thousands):

		October 30, 2021
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	82,803	2,620	48,777
Total intangible assets		$192,300	$82,803	$26,720	$82,777

		January 30, 2021
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	76,604	2,620	54,976
Total intangible assets		$192,300	$76,604	$26,720	$88,976

Total amortization expense for these amortizable intangible assets was $2.1 million and $2.3 million for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively, and $6.2 million and $7.0 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2021	$1,377
2022	7,585
2023	6,990
2024	5,407
2025	4,705
Thereafter	22,713
Total	$48,777

5. Debt

The components of the Company’s outstanding long-term debt were as follows (in thousands):

	Carrying Value of Debt
	October 30, 2021	January 30, 2021
Term Loan (principal of $4,963 and $5,007, respectively)	$4,944	$4,904
Priming Loan (principal of $203,403 and $229,773, respectively)	198,826	223,296
Subordinated Facility (principal and paid-in kind interest of $17,077 and $15,666, respectively)	4,908	3,311
Less: Current portion	(6,999)	(2,799)
Net long-term debt	$201,679	$228,712

Term Loan

The Company is party to a term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, a wholly owned subsidiary of us, and the various lenders party thereto, as amended on May 27, 2016 by Amendment No. 1 thereto, as further amended by Amendment No. 2 thereto (the “Term Loan”).

Priming Loan

The Company is party to a senior secured priming term loan facility, dated August 31, 2020 (the “Priming Loan” and, the lenders thereunder, the “Priming Lenders”). On August 30, 2021, the Company made a scheduled principal paydown of $25.0 million.

In accordance with the Priming Term Loan Credit Agreement, dated as of September 30, 2020 by and among the Company and Priming Lenders (the “Priming Credit Agreement”), the Company issued to the Priming Lenders 656,717 shares, as adjusted for the Company’s 1-for-5 stock split that occurred during the fourth quarter of Fiscal Year 2020, of the Company’s Common Stock (the “Equity Consideration”).  On May 31, 2021, the Company had the choice (the “May 31, 2021 Option”) to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount equal to the greater of (I) 9.79% of the fully diluted shares of Common Stock as of October 1, 2020 less 656,717 shares and (II) a number of shares of Common Stock with an aggregate value of $0.5 million at the time of such issuance; provided, that the Priming Lenders shall not receive on such date shares of Common Stock having a value greater than $4.75 million (based on the volume-weighted average stock price of the preceding five trading days) at the time of such issuance.  The May 31, 2021 Option was considered an embedded derivative within the Priming Loan that was required to be adjusted to fair value each period while it was outstanding, with the adjustment being recorded in income. On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of Common Stock to the Priming Lenders with a value of approximately $5.2 million (based on the value of those shares as of close on that date).

The Company’s obligations under the Priming Credit Agreement are secured by substantially all of the real and personal property of the Company and certain of its subsidiaries, subject to certain customary exceptions. The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $15.0 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5:1, which reduces over time, and (3) limits on capital expenditures of $20.0 million annually.  As of October 30, 2021, the Company was in compliance with all covenants.

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

During the second quarter of Fiscal Year 2021, the Company paid down the outstanding short-term borrowings under the ABL Facility.  The Company had short-term borrowings of $11.1 million under the Company’s ABL Facility as of January 30, 2021. The Company’s available borrowing capacity under the ABL Facility as of October 30, 2021 and January 30, 2021 was $35.6 million and $23.8 million, respectively. As of October 30, 2021 and January 30, 2021, there were outstanding letters of credit of $4.4 million and $2.9 million, respectively, which reduced the availability under the ABL Facility. As of October 30, 2021, the maximum commitment for letters of credit was $10.0 million.

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

The following table presents the carrying value and fair value hierarchy for debt as of October 30, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$208,678	$—	$210,177	$—
Total financial instruments not carried at fair value	$208,678	$—	$210,177	$—

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

The methodology used by the Company to determine the fair value of its financial assets and liabilities at October 30, 2021, is the same as that used at January 30, 2021.

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

7. Income Taxes

The Company recorded an income tax provision of $2.6 million for the thirteen weeks ended October 30, 2021 and an income tax benefit of $7.3 million during the thirteen weeks ended October 31, 2020. The Company recorded an income tax provision of $8.4 million for the thirty-nine weeks ended October 30, 2021 and an income tax benefit of $38.5 million for the thirty-nine weeks ended October 31, 2020.

The effective tax rate for the thirteen and thirty-nine weeks ended October 30, 2021 differs from the federal statutory rate of 21% primarily due to the nondeductible fair value adjustment of the warrants and the Priming Loan embedded derivative, the impact of executive compensation limitations and the impact of state and local income taxes. The effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2020 differs from the federal statutory rate of 21% primarily due to the impact on the effective tax rate from goodwill impairment, which has no associated tax benefit, which was partially offset by a benefit from the CARES Act as well as the impact of state income taxes.

8. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator
Net income (loss) attributable to common shareholders	$11,238	$(23,159)	$(31,718)	$(112,462)
Denominator
Weighted average number of common shares outstanding	9,987,435	9,177,350	9,849,700	9,004,321
Assumed exercise of warrants	3,810,695	—	2,121,705	—
Weighted average common shares, basic	13,798,130	9,177,350	11,971,405	9,004,321
Dilutive effect of stock options and restricted shares	376,088	—	—	—
Weighted average common shares, diluted	14,174,218	9,177,350	11,971,405	9,004,321
Net income (loss) per common share, basic	$0.81	$(2.52)	$(2.65)	$(12.49)
Net income (loss) per common share, diluted	$0.79	$(2.52)	$(2.65)	$(12.49)

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 210,204 and 702,278 shares for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.  Also, there were 416,363 and 476,541 shares for the thirteen and thirty-nine weeks ended October 30, 2020, respectively, that were excluded from the diluted calculation.

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

9. Equity-Based Compensation

Equity-based compensation expense was $0.8 million and $1.9 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, and $0.3 million and $1.6 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively,

10. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors. In accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders.  For the thirteen weeks ended October 30, 2021 the Company incurred $0.6 million of Interest expense, net – related party associated with the Subordinated Facility in the condensed consolidated statements of operations and comprehensive income. For the thirty-nine weeks ended October 30, 2021 the Company incurred $1.6 million and $57.0 million, respectively, of Interest expense, net – related party and Fair value adjustment of warrants – related party associated with the Subordinated Facility in the condensed consolidated statements of operations and comprehensive income.

For the thirteen and thirty-nine weeks ended October 31, 2020, the Company incurred an immaterial amount of other related party transactions.

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

12. Operating Leases

During the thirty-nine weeks ended October 30, 2021, the Company recorded non-cash gains of $0.8 million associated with exiting store leases earlier than expected and non-cash gains of $0.4 million related to favorable lease renegotiations. During the thirteen weeks ended October 30, 2021, the Company recorded non-cash gains of $0.4 million associated with favorable lease negotiations and $0.1 million related to exiting store leases earlier than expected.

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

 The Company did not incur any impairment charges on its right-of-use assets during the thirty-nine weeks ended October 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements”.

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The Fiscal Year 2021 and fiscal year ended January 30, 2021 (“Fiscal Year 2020”) are both comprised of 52 weeks.

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through 260 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

The COVID-19 pandemic began to affect our business in the first quarter of Fiscal Year 2020. Our stores were temporarily closed beginning in mid-March 2020 and through portions of the second quarter of Fiscal Year 2020. Changes in customer behavior as a result of the pandmic toward in-store shopping had a material adverse effect on our operations, cash flows and liquidity.  In response to the impacts of COVID-19, we immediately took actions to improve our liquidity and financial flexibility by restructuring our debt with an extended maturity (see Note 10 to the consolidated financial statements included in our 2020 Annual Report). We also took actions to reduce expenses, to maximize cash on hand, and we continue to closely manage working capital (primarily inventory levels) and capital expenditures.

During Fiscal Year 2021, we have achieved significant improvements in sales growth and gross margin expansion due to the general improvements in the economy and our focus on driving full price sales as customer traffic trends improved.

•	Net sales for the current quarter increased by 29.4% versus the third quarter of Fiscal Year 2020 (“YOY”),
•	Gross margins improved 10% to 68.9% YOY and gross profit increased 51.5% YOY,
•	SG&A expenses as a percentage of sales decreased by 22.2 percentage points to 56.4% from 78.6% YOY,
•	Operating cash flows increased to $25.6 million in the current quarter versus a negative $3.0 million in the prior year third quarter, and
•	At October 30, 2021 versus our fiscal year end January 30, 2021, Cash increased $13.0 million, Debt decreased by $34.0 million, and Shareholders’ deficit improved by $48.0 million.

As discussed in Note 2 to the condensed consolidated financial statements included in this Form 10-Q, we have now concluded that substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements has been alleviated.

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

Total company comparable sales include net sales from our full-price stores that have been open for more than 52 weeks and from our Direct channel. This measure highlights the performance of existing stores open during the period, while excluding the impact of new store openings and closures. When a store in the total company comparable store base is temporarily closed for four or more days within a fiscal week, the store is excluded from the comparable store base; if it is temporarily closed for three or fewer days within a fiscal week, the store is included within the comparable store base. Certain of our competitors and other retailers may calculate total company comparable sales differently than we do. As a result, the reporting of our total company comparable sales may not be comparable to sales data made available by other companies.

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

Costs of goods sold (“COGS”) includes the direct costs of sold merchandise, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to liquidate these products. Changes in the assortment of our products may also impact our gross profit. The timing and level of markdowns are driven by customer acceptance of our merchandise. The Company’s COGS, and consequently gross profit, may not be comparable to those of other retailers, as inclusion of certain costs vary across the industry.

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

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA represents net income (loss) plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Statements of Operations Data:
Net income (loss)	$11,238	$(23,159)	$(31,718)	$(112,462)
Fair value adjustment of derivative	—	1,628	2,775	1,628
Fair value adjustment of warrants - related party (a)	—	—	56,984	—
Interest expense, net	4,567	4,753	13,130	13,640
Interest expense, net - related party	607	—	1,597	—
Income tax provision (benefit)	2,592	(7,313)	8,430	(38,464)
Depreciation and amortization	7,227	8,359	22,098	25,672
Equity-based compensation expense (b)	789	323	1,881	1,614
Write-off of property and equipment (c)	171	120	887	376
Impairment of goodwill and intangible assets	—	—	—	24,520
Adjustment for exited retail stores (d)	(471)	(556)	(1,181)	(958)
Impairment of long-lived assets (e)	—	906	—	27,493
Transaction costs (f)	—	12,912	—	20,636
Other non-recurring items (g)	240	410	1,708	2,393
Adjusted EBITDA	$26,960	$(1,617)	$76,591	$(33,912)
Net sales	$151,731	$117,224	$440,053	$300,829
Adjusted EBITDA margin	17.8%	(1.4)%	17.4%	(11.3)%

(a)	The fair value adjustment of warrants increased due to the increase in J.Jill’s stock price since January 30, 2021.
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

(g)	Represents items management believes are not indicative of ongoing operating performance, including professional fees, retention expenses and costs related to the COVID-19 pandemic.

Items Affecting Comparability of Financial Results

COVID-19 impact. Our first and second quarter of Fiscal Year 2020 financial results were significantly impacted by COVID-19 as our stores were temporarily closed beginning in mid-March 2020 through most of the second quarter of Fiscal Year 2020 in efforts to stop the spread of the virus. Although the stores were temporarily closed and the Company lost revenues as a result, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to our third quarter of Fiscal Year 2021 financial results.

Impairment losses. Our Fiscal Year 2020 year to date results include impairment charges of $52.0 million for long-lived assets (operating lease right-of-use asset and leasehold improvements), goodwill and intangible assets. See Note 4, Asset Impairments, in Item I, Financial Statements, for additional information on these impairment losses.

Fair value adjustments.  Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.  These fair value adjustments were due to the increase in J.Jill’s stock price from January 30, 2021 through May 31, 2021.  Effective May 31, 2021, these liabilities were reclassified to equity because from that date they can only be settled by exercise of the warrants into common stock.  Our Fiscal Year 2021 results include fair value adjustments totaling $(59.8) million for the thirty-nine week period ended October 30, 2021 and no fair value adjustments for the thirteen week period  ended October 30, 2021.  Our Fiscal Year 2020 results include fair value adjustments totaling $1.6 million for both the thirteen week and the thirty-nine week periods ended October 31, 2020.  See Note 8, Net Loss per Share, in Item 1, Financial Statements, for additional information on these fair value adjustments.

Results of Operations

Thirteen weeks ended October 30, 2021 Compared to Thirteen weeks ended October 31, 2020

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended October 31, 2020 to the Thirteen Weeks
	October 30, 2021		October 31, 2020		Ended October 30, 2021
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$151,731	100.0%	$117,224	100.0%	$34,507	29.4%
Costs of goods sold	47,196	31.1%	48,225	41.1%	(1,029)	(2.1)%
Gross profit	104,535	68.9%	68,999	58.9%	35,536	51.5%
Selling, general and administrative expenses	85,531	56.4%	92,184	78.6%	(6,653)	(7.2)%
Impairment of long-lived assets	—	—	906	0.8%	(906)	100.0%
Operating income (loss)	19,004	12.5%	(24,091)	(20.6)%	43,095	(178.9)%
Fair value adjustment of derivative	—	—	1,628	1.4%	(1,628)	(100.0)%
Interest expense, net	4,567	3.0%	4,753	4.1%	(186)	(3.9)%
Interest expense, net - related party	607	0.4%	—	—	607	100.0%
Income (loss) before provision (benefit) for income taxes	13,830	9.1%	(30,472)	(26.0)%	44,302	(145.4)%
Income tax provision (benefit)	2,592	1.7%	(7,313)	(6.2)%	9,905	(135.4)%
Net income (loss)	$11,238	7.4%	$(23,159)	(19.8)%	$34,397	(148.5)%

Net Sales

Net sales for the thirteen weeks ended October 30, 2021 increased $34.5 million, or 29.4%, to $151.7 million from $117.2 million for the thirteen weeks ended October 31, 2020.  The increase in net sales was due to total company comparable sales of 42.2%. Net sales benefited from strong full-price sales and lower levels of promotions as compared to the third quarter of Fiscal Year 2020; however, the increase was primarily driven by the continued recovery of sales in the stores which reopened near the end of the second quarter of Fiscal Year 2020. Our stores were temporarily closed during the first and second quarters of Fiscal Year 2020 as a response to the COVID-19 pandemic. All stores were open during the third quarter of Fiscal Year 2021.

Our Retail channel contributed 55.1% of our net sales in the thirteen weeks ended October 30, 2021 and 36.7% in the thirteen weeks ended October 31, 2020. Our Direct channel contributed 44.9% of our net sales in the thirteen weeks ended October 30, 2021 and 63.3% in the thirteen weeks ended October 31, 2020. We operated 260 and 276 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended October 30, 2021 increased $35.5 million, or 51.5%, to $104.5 million from $69.0 million for the thirteen weeks ended October 31, 2020. The gross margin for the thirteen weeks ended October 30, 2021 was 68.9% compared to 58.9% for the thirteen weeks ended October 31, 2020.  The gross margin for the thirteen weeks ended October 30, 2021 benefited from better full price selling and a lower level of promotional discounts, while the gross margin for the thirteen weeks ended October 31, 2020 was negatively impacted by added promotions, markdowns and liquidation actions to stimulate customer demand, particularly after the temporary closure of our stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended October 30, 2021 decreased $6.7 million, or 7.2%, to $85.5 million from $92.2 million for the thirteen weeks ended October 31, 2020. The decrease is driven by a $13.9 million decrease in professional services expenses, a $1.5 million decrease in cancelled projects expense, a $1.1 million decrease in depreciation and amortization expense, and a $0.7 million decrease in occupancy expense, partially offset by a $5.5 million increase in compensation and benefits expenses, a $3.2 million increase in marketing expense, a $0.5 million increase in stock based compensation expense and a $0.3 million increase in shipping expense. Professional services expenses were higher in the prior year due to costs associated with the debt restructuring agreement which was executed in the third quarter of Fiscal Year 2020. The decrease in occupancy costs is due to decreased rental expense from closing sixteen stores since November 1, 2020 and favorable lease renegotiations. The increase in compensation and benefits was primarily due to a $1.2 million increase in hourly and part-time wages which was driven by an increase in store operating hours compared to last year, a $3.7 million increase in incentive expenses, a $0.4 million increase in salaries and a $0.2 million increase in other benefits. The increase in marketing costs was primarily due to a $1.4 million increase in catalog costs and a $1.4 million increase in digital media expenses.

As a percentage of net sales, selling, general and administrative expenses were 56.4% for the thirteen weeks ended October 30, 2021 compared to 78.6% for the thirteen weeks ended October 31, 2020.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, Priming Loan, Subordinated Facility and ABL Facility, partially offset by interest earned on cash. Interest expense, net was $5.2 million and $4.8 million for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively.

Income Tax Provision (Benefit)

The income tax provision was $2.6 million for the thirteen weeks ended October 30, 2021 compared to a benefit for income taxes of $7.3 million for the thirteen weeks ended October 31, 2020, while our effective tax rates for the same periods were 18.8% and 24.0%, respectively. The effective tax rate during the thirteen weeks ended October 30, 2021 differs from the federal statutory rate of 21.0% due primarily to the impacts of executive compensation limitations and valuation allowance adjustments related to state and local income taxes.  The effective tax rate during the thirteen weeks ended October 31, 2020 was impacted by a benefit from the CARES Act, which was partially offset by the nondeductible goodwill impairment charge.

Thirty-nine weeks ended October 30, 2021 Compared to Thirty-nine weeks ended October 31, 2020

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirty-Nine Weeks Ended				Change from the Thirty-Nine Weeks Ended October 31, 2020 to the Thirty-Nine Weeks
(in thousands)	October 30, 2021		October 31, 2020		Ended October 30, 2021
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$440,053	100.0%	$300,829	100.0%	$139,224	46.3%
Costs of goods sold	138,339	31.4%	126,645	42.1%	11,694	9.2%
Gross profit	301,714	68.6%	174,184	57.9%	127,530	73.2%
Selling, general and administrative expenses	250,516	56.9%	257,829	85.7%	(7,313)	(2.8)%
Impairment of long-lived assets	—	—	27,493	9.1%	(27,493)	(100.0)%
Impairment of goodwill	—	—	17,900	6.0%	(17,900)	(100.0)%
Impairment of indefinite-lived intangible assets	—	—	6,620	2.2%	(6,620)	(100.0)%
Operating income (loss)	51,198	11.7%	(135,658)	(45.1)%	186,856	(137.7)%
Fair value adjustment of derivative	2,775	0.6%	1,628	0.5%	1,147	70.5%
Fair value adjustment of warrants - related party	56,984	12.9%	—	—	56,984	100.0%
Interest expense, net	13,130	3.0%	13,640	4.5%	(510)	(3.7)%
Interest expense, net - related party	1,597	0.4%	—	—	1,597	100.0%
Loss before provision (benefit) for income taxes	(23,288)	(5.3)%	(150,926)	(50.2)%	127,638	(84.6)%
Income tax provision (benefit)	8,430	1.9%	(38,464)	(12.8)%	46,894	(121.9)%
Net loss	$(31,718)	(7.2)%	$(112,462)	(37.4)%	$80,744	(71.8)%

Net Sales

Net sales for the thirty-nine weeks ended October 30, 2021 increased $139.2 million, or 46.3%, to $440.1 million from $300.8 million for the thirty-nine weeks ended October 31, 2020.  The increase in net sales was due to total company comparable sales of 24.9%. Net sales benefited from strong full-price sales and lower levels of promotions as compared to the first thirty-nine weeks of Fiscal Year 2020; however, the increase was primarily driven by the reopening of our stores near the end of the second quarter of Fiscal Year 2020.  Our stores were temporarily closed during the first and second quarter of Fiscal Year 2020 as a response to the COVID-19 pandemic. All stores were open during the first thirty-nine weeks of Fiscal Year 2021.

Our Retail channel contributed 50.9% of our net sales in the thirty-nine weeks ended October 30, 2021 and 34.7% in the thirty-nine weeks ended October 31, 2020. Our Direct channel contributed 49.1% of our net sales in the thirty-nine weeks ended October 30, 2021 and 65.3% in the thirty-nine weeks ended October 31, 2020. We operated 260 and 276 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the thirty-nine weeks ended October 30, 2021 increased $127.5 million, or 73.2%, to $301.7 million from $174.2 million for the thirty-nine weeks ended October 31, 2020. The gross margin for the thirty-nine weeks ended October 30, 2021 was 68.6% compared to 57.9% for the thirty-nine weeks ended October 31, 2020. The gross margin for the thirty-nine weeks ended October 30, 2021 benefited from better full price selling and a lower level of promotional discounts, while the gross margin for the thirty-nine weeks ended October 31, 2020 was negatively impacted by added promotions, markdowns and liquidation actions to stimulate customer demand, particularly after the temporary closure of our stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended October 30, 2021 decreased $7.3 million, or 2.8%, to $250.5 million from $257.8 million for the thirty-nine weeks ended October 31, 2020. The decrease is driven by a $21.9 million decrease in professional services expenses, a $3.6 million decrease in depreciation and amortization, a $4.3 million decrease in occupancy expense, partially offset by a $17.4 million increase in compensation and benefits, a $2.4 million increase in marketing expense, a $1.8 million increase in credit card fees, and a $2.0 million increase in shipping costs. Professional services expenses were higher during the thirty-nine weeks ended October 31, 2020 due to costs associated with the debt restructuring agreement which was executed in the third quarter of Fiscal Year 2020. The decrease in occupancy costs is due to decreased rental expense from closing sixteen stores since November 1, 2020 and favorable lease renegotiations.  The increase in compensation and benefits was primarily due to a $7.4 million increase in hourly and part-time wages as the stores were open in Fiscal Year 2021, a $10.8 million increase in incentive expenses and a $1.5 million increase in benefits expense offset by a $3.0 million decrease in salaries expense. The increase in marketing costs was primarily due to a $3.0 million increase in digital media and retargeting expenses, partially offset by a $0.7 million decrease in catalog costs.

As a percentage of net sales, selling, general and administrative expenses were 56.9% for the thirty-nine weeks ended October 30, 2021 compared to 85.7% for the thirty-nine weeks ended October 31, 2020.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, Priming Loan, Subordinated Facility and ABL Facility, partially offset by interest earned on cash. Interest expense, net for the thirty-nine weeks ended October 30, 2021 increased $0.6 million, or 3.7%, to $13.1 million from $13.6 million for the thirty-nine weeks ended October 31, 2020.

Income Tax Provision (Benefit)

The income tax provision was $8.4 million for the thirty-nine weeks ended October 30, 2021 compared to a benefit for income taxes of $38.5 million for the thirty-nine weeks ended October 31, 2020, while our effective tax rates for the same periods were (36.1)% and 25.5%, respectively. The effective tax rate during the thirty-nine weeks ended October 30, 2021 is a negative rate due to the nondeductible fair value adjustments of the warrants and embedded derivative, as well the impact of executive compensation limitations and state and local income taxes.  The effective tax rate during the thirty-nine weeks ended October 31, 2020 was impacted by a benefit from the CARES Act, which was partially offset by the nondeductible goodwill impairment charge.

Liquidity and Capital Resources

General

In response to the material adverse effect that the COVID-19 global pandemic had on our operations during Fiscal Year 2020, we improved our financial flexibility by restructuring our existing debt, issuing additional debt, reducing our expenses and maximizing cash receipts from our direct-to-consumer business channel. During Fiscal Year 2021, we have achieved significant improvements in sales growth and gross margin expansion due to the general improvements in the economy and our focus on driving full price sales as customer traffic trends improved. Though COVID-19 remains present in the United States and around the world, our current projections show that we will have sufficient liquidity in the foreseeable future, even when incorporating downside risk factors. Therefore, we have now concluded that substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements has been alleviated.

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility, which has a maturity of May 8, 2023 so long as certain conditions related to the maturity of the term loan are met. As of October 30, 2021, we had $17.5 million in cash and $35.6 million of total availability under our ABL Facility.  Our primary requirements for liquidity and capital are working capital and general corporate needs, including merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems.

Also, we have filed our federal income tax return for Fiscal Year 2020 and expect to receive a refund in excess of $25.0 million, however, the timing and amount of such refund is not known with certainty at this time. The tax refund amount benefited from the provisions under the CARES Act enacted in March 2020 most significantly from the provision that allows for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.

The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants (see Note 5 to the condensed consolidated financial statements included in this Form 10-Q).  The Company is in compliance with all covenants.

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

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirty-Nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020
Net cash provided by (used in) operating activities	$53,423	$(20,364)
Net cash used in investing activities	(2,488)	(3,037)
Net cash (used in) provided by financing activities	(37,869)	11,071

Net Cash provided by (used in) Operating Activities

Net cash provided by operating activities increased by $73.8 million dollars as compared to the prior year primarily due to cash generated from operating income as compared to cash being used by an operating loss during the prior year.  The higher cash generated by operating income was partially offset by the return to more normalized vendor payment terms during the quarter as well as the repayments of vendor liabilities that had been extended, including rents that were deferred during Fiscal Year 2020 by landlords due to the pandemic.

Net cash provided by operating activities during the thirty-nine weeks ended October 30, 2021 was $53.4 million. Key elements of cash provided by operating activities were (i) net loss of $31.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $86.1 million, primarily driven by the noncash change in fair value of warrants, depreciation and amortization, deferred income taxes and noncash interest expense, partially offset by deferred rent incentives and adjustment for exited retail stores, and (iii) a use of cash from net operating assets and liabilities of $0.9 million, primarily driven by higher payments of accounts payable, partially due to payments for merchandise inventory and rents for retail stores that were deferred into Fiscal Year 2021 from Fiscal Year 2020.

Net cash used in operating activities during the thirty-nine weeks ended October 31, 2020 was $20.4 million. Key elements of cash provided by operating activities were (i) net loss of $112.5 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $67.3 million, primarily driven by impairment of goodwill and intangible assets, impairment of long-lived assets and depreciation and amortization, partially offset by deferred income taxes, and (iii) source of cash from net operating assets and liabilities of $24.8 million, primarily driven by increases in accounts payable and accrued expenses partially offset by increase in prepaid expense and other current assets.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended October 30, 2021 was $2.5 million, representing purchases of property and equipment. Purchases were lower during the thirty-nine weeks ended October 30, 2021 than the thirty-nine weeks ended October 31, 2020 due to our focus on conserving cash and there being no new store openings in Fiscal Year 2021.

Net cash used in investing activities during the thirty-nine weeks ended October 31, 2020 was $3.0 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash (used in) provided by Financing Activities

Net cash used in financing activities declined $49.0 million as compared to the prior year as net borrowings under the ABL Facility decreased due to the lessened impact of the COVID-19 pandemic.

Net cash used in financing activities during the thirty-nine weeks ended October 30, 2021 was $37.9 million, which was driven by the $25.0 million voluntary principal payment on the Priming Loan, which was made to avoid increased PIK interest and fees.

Net cash provided by financing activities during the thirty-nine weeks ended October 31, 2020 was $11.1 million, which was driven primarily by increased borrowings under the ABL Facility.

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

Credit Facilities

There were no short-term borrowings outstanding under the Company’s ABL Facility as of October 30, 2021 and $11.1 million of short-term borrowings outstanding as of January 30, 2021. At October 30, 2021 and January 30, 2021, the Company had outstanding letters of credit in the amounts of $4.4 million and $2.9 million, respectively, and had a maximum additional borrowing capacity of $35.6 million and $23.8 million, respectively.

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

These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report. We anticipate that subsequent events and developments will cause our views to change. We qualify all of our forward-looking statements by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the third quarter of Fiscal Year 2021. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2020 Annual Report.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of October 30, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of Fiscal Year 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

J.Jill, Inc.

Date: December 14, 2021	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Date: December 14, 2021	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial Officer/Chief Operating Officer