Form 10-K
period 2022-01-29
J.Jill, Inc.
filed 2022-04-13
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on NYSE Stock Market on July 30, 2021, was $102,808,596.

The number of shares of registrant’s Common Stock outstanding as of March 29, 2022 was 10,083,969.

Documents Incorporated by Reference

Portions of Part II and Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

Auditor Firm ID:	248	Auditor Name:	Grant Thornton LLP	Auditor Location:	Boston, Massachusetts
Auditor Firm ID:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts

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

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Important factors that could cause our results to vary from expectations include, but are not limited to:

•	our ability to successfully expand and increase sales;
•	our ability to maintain and enhance a strong brand image;
•	our ability to successfully optimize our omnichannel operations and maintain a relevant and reliable omnichannel experience;
•	our ability to generate adequate cash from our existing business to support our growth;
•	our ability to identify and respond to new and changing customer preferences;
•	our ability to compete effectively in an environment of intense competition;
•	our ability to contain the increase in the cost of shipping our merchandise, mailing catalogs, paper and printing;
•	our ability to acquire new customers in a cost-effective manner;
•	the success of the locations in which our stores are located and our ability to open and operate new retail stores on a profitable basis;
•	our ability to adapt to changes in consumer spending and general economic conditions;
•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•	pandemics or other public health crises, such as the novel coronavirus, or COVID-19, and adverse changes in economic and market conditions related to such pandemics or other health crises;
•	our ability to work with lenders and others or otherwise pursue options to refinance following any event of default under our credit facilities;
•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•	increases in costs of raw materials, distribution and sourcing costs and in the costs of labor and employment;
•	the susceptibility of the price and availability of our merchandise to international trade conditions;
•	failure of our suppliers and their manufacturing sources to use acceptable labor or other practices;
•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•	failure of our information technology systems to support our current and growing business;
•	disruptions in our supply chain and distribution and customer contact center;
•	our ability to protect our trademarks or other intellectual property rights;
•	infringement on the intellectual property of third parties;
•	our ability to maintain compliance with the listing requirements of the New York Stock Exchange (“NYSE”);
•	acts of war, including the conflict in Ukraine and the surrounding region, terrorism or civil unrest;
•	the impact of governmental laws and regulations and the outcomes of legal proceedings;
•	our ability to secure the personal information of our customers and employees and comply with applicable security standards;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;
•	our failure to maintain adequate internal controls over our financial and management systems;
•	increased costs as a result of being a public company, particularly after we are no longer an “emerging growth company”; and
•	other risks, uncertainties and factors set forth in this Annual Report, including those set forth under “Item 1A. Risk Factors.”

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

PART I

Item 1. Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “J.Jill,” “we,” “us,” and “our” refer to J.Jill, Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2021” refer to the fiscal year ended January 29, 2022, references to “Fiscal Year 2020” refer to the fiscal year ended January 30, 2021, and references to “Fiscal Year 2019” refer to the fiscal year ended February 1, 2020. Fiscal Years 2021, 2020, and 2019 are comprised of 52 weeks.

Company Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 250 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

As our customers increase their tenure with our brand, they tend to spend more and purchase more frequently. Additionally, as we retain customers over time, they tend to migrate from single channel customers to more valuable omnichannel customers. Omnichannel customers comprised approximately 22% of our active customer base for Fiscal Years 2021 2020 and 2019.

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

Retail Channel

Our Stores

Our Retail channel represented 50.2% of net sales for Fiscal Year 2021. As of January 29, 2022, we operated 253 stores across 42 states with approximately half located in lifestyle centers and the remaining in premium malls; all our stores are leased. Our stores range in size from approximately 2,000 to 6,000 square feet, and the average store is approximately 3,700 square feet. Our net sales and the distribution of our net sales among our channels were impacted by the COVID-19 pandemic as our stores were closed for periods in the first and second quarters of Fiscal Year 2020 and have been opened since. In Fiscal 2019, prior to the pandemic, our Retail channel represented 56.3% of net sales.

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

Site Optimization

We believe the store to be an important channel for our customer and that it enhances our Direct channel sales by migrating single-channel customers to omnichannel customers. We review and evaluate our store fleet on various factors, including customer demographics within a market, concentration of existing customers, location of existing stores, center tenant quality and mix, rental economics and overall operating performance. We have been optimizing our fleet the past several years with the goal of closing underperforming locations and improving the overall economic health of the channel, ending fiscal 2021 with 253 stores. We will continue to review our fleet on an ongoing basis, balancing closings with select new store openings.

The following table shows new store openings and closings since Fiscal Year 2016.

			Total Stores at
	Stores	Stores	the End of the
Store Open Year	Opened	Closed	Fiscal Year
Fiscal Year 2016	15	(1)	275
Fiscal Year 2017	9	(8)	276
Fiscal Year 2018	13	(7)	282
Fiscal Year 2019	11	(6)	287
Fiscal Year 2020	—	(20)	267
Fiscal Year 2021	—	(14)	253

Direct Channel

Our Direct channel, which represented 49.8% of total net sales for Fiscal Year 2021, consists of our website and catalog orders. Within our Direct channel, ecommerce represented approximately 94% of Direct channel net sales and phone orders represented 6% of Direct channel net sales.

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

Data-Centric Approach That Drives Future Profitability and Mitigates Risk. We believe we have industry-leading data capture capabilities that allow us to match approximately 98% of transactions to an identifiable customer. We use our extensive customer database to track and effectively analyze customer information (e.g., name, address, age, household income and occupation) as well as contact history (e.g., catalog and email). We also have significant visibility into our customers’ transaction behavior (e.g., orders, returns, order value, including purchases made across our channels). As such, we can identify a single-channel customer who purchases a product through our website, our retail store or our catalogs, as well as an omnichannel customer who purchases in more than one channel. We continually leverage this database and apply our insights to operate our business as well as to acquire new customers and then create, build and maintain a relationship with each customer to drive optimum value.

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

Highly Experienced Leadership Team. In Fiscal Year 2021, there were certain changes to our senior management team, including our new Chief Executive Officer who joined the Company in February 2021 and our new Chief Human Resources Officer who joined the Company in March 2021. Our leadership team has extensive industry experience with significant expertise in merchandising, marketing, stores, ecommerce, human resources, and finance.

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

We offer a private label credit card program through an agreement with Comenity Capital Bank (“ADS”), under which they own the credit card receivables. All credit card holders receive invitations to exclusive customer events and promotions including special purchase events four times per year, a special offer for her birthday, and a 5% discount when purchases are made on the card. We promote the benefits of the credit card throughout our retail stores, our website and our catalogs through banner ads, signage and customer service and selling associate representatives. Additionally, we leverage regional print advertising to promote the card and its benefits to new and existing customers. We believe that our credit card program encourages customer loyalty, repeat visits and additional spending. In Fiscal Year 2021, 49% of our gross sales were generated by our credit card holders.

Sourcing and Supply Strategy

We outsource the manufacturing of our products. In order to efficiently source our products, we work primarily with agents who represent suppliers and factories. In Fiscal Year 2021 approximately 80% of our products were sourced through agents and 20% were sourced directly from suppliers and factories. We currently work with three primary agents that help us identify quality suppliers and coordinate our manufacturing requirements. Additionally, the agents manage the development of samples of merchandise produced in the factories, inspect finished merchandise, ensure the timely delivery of goods and carry out other administrative and oversight functions on our behalf. We source the remainder of our products by interacting directly with suppliers and factories both domestically and abroad.

Agents work with approximately 31 suppliers on our behalf. We source our merchandise globally from ten countries with the top three by volume being India, Vietnam, and Indonesia. No single supplier accounts for more than 20% of merchandise purchased by volume.

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

Omnichannel Distribution and Customer Contact Center

We lease our 520,000 square foot distribution and customer contact center in Tilton, New Hampshire. The facility manages the receipt, storage, sorting, packing and distribution of merchandise for our Retail and Direct channels. Retail stores are replenished from this facility and shipped by third-party delivery services, providing our retail stores with a steady flow of new inventory that helps to maintain product freshness. Our distribution system is designed to operate in an efficient and cost-effective manner, including our ability to profitably support individual direct orders. In Fiscal Year 2021, the distribution center handled 29 million units, split between 12 million retail (41%) and 17 million direct (59%), and we believe this facility is sufficient to support our future growth.

The customer contact center is an extension of our brand, providing a consistent customer experience at every stage of a purchase across all of our channels. In Fiscal Year 2021, we managed approximately 3.9 million customer interactions through our in-house customer contact center in Tilton, New Hampshire. Our customer contact center is responsible for nearly all live customer interactions, other than in retail stores, including order taking and further serves as an important feedback loop in gathering customer responses to our brand, product and service. We continue to refine and improve our contact center strategy and experience to support the constantly evolving digital landscape.

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

Seasonality

While the retail business is generally seasonal in nature, we have historically not experienced significant seasonal fluctuations in our sales. Our merchandise offering drives consistent sales across seasons with no quarter contributing more than 30% of total annual net sales in Fiscal Year 2021.

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

Human Capital

Attracting, retaining, and developing a diverse pool of talent to drive the success of our brand is a key element of our business strategy. As of January 29, 2022, we employed 1,115 full-time and 1,781 part-time associates. Of these associates, 278 were employed in our headquarters in Quincy, Massachusetts, 2,299 were employed in our retail stores and field management team, and 319 worked in our distribution and customer contact center and administrative office in Tilton, New Hampshire. The number of associates, particularly part-time associates, fluctuates depending upon seasonal needs. Our associates are not represented by a labor union and are not party to a collective bargaining agreement. We consider our relations with our associates to be very good.

During Fiscal Year 2021, we continued to respond to the special challenges the COVID-19 pandemic presented, focusing on the health and safety of our associates and customers. We maintained special safety protocols, such as enhanced cleaning standards, personal protective equipment requirements, and social distancing requirements in our stores, offices, and distribution center. We also provided our associates with up to two weeks of emergency paid leave during store closings and for absences related to COVID-19.

Although our offices were open throughout Fiscal Year 2021, we encouraged our office staff to continue to work remotely, using technology to effectively collaborate. We also developed new customer engagement options designed to minimize close contact, such as virtual appointments and curbside pickup.  We have a cross-functional safety team that continued throughout the year to actively monitor the latest CDC guidelines, maintain appropriate safety protocols, monitor for compliance and make improvements and adjustments where needed.

Our key human capital measures include associate safety, turnover, pay equity, and associate professional development. We have programs in place to provide associates with feedback on performance and professional development planning, and our senior leadership team engages in a formal talent review and development planning process each year. During Fiscal Year 2021 we promoted approximately 244 associates to higher level positions within the Company.

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

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary.  These risks include, but are not limited to, risks associated with:

•	the potential adverse impact of the COVID-19 pandemic on our operations, business and financial results;
•	our sensitivity to changes in economic conditions and discretionary consumer spending;
•	our inability to anticipate and respond to changing customer preferences, shifts in fashion and industry trends in a timely manner;
•	our inability to maintain our brand image, engage new and existing customers and gain market share;
•	the impact of operating in a highly competitive industry with increased competition;
•	our inability to successfully optimize our omnichannel operations, including failure to enhance our technology and marketing efforts;
•	our failure to use effective marketing strategies and increase existing and new customer traffic;
•	any interruptions in our foreign sourcing operations and the relationships with our suppliers and agents;
•	any increases in the demand for, or the price of, raw materials used to manufacture our merchandise and other fluctuations in sourcing and distribution costs;
•	any material damage or interruptions to our information systems;
•	our inability to protect our trademarks and other intellectual property rights;
•	our indebtedness restricting our operational and financial flexibility;
•	our inability to manage our inventory levels and merchandise mix; and
•	our status as a controlled company.

Risks Related to Our Business and Industry

The COVID-19 pandemic could have a potential adverse effect on our business, results of operations, liquidity, and business and financial results.

The pandemic has impacted and may continue to impact sales and traffic at our stores, may make it more difficult to staff stores, cause an inability to obtain product and supplies, increase commodity costs, continue to cause partial or total closure of impacted stores and could damage our reputation.  The extent to which COVID-19 and other epidemics, disease outbreaks, or public health emergencies will impact our business, liquidity, financial condition, cash flows and results of operations, depends on numerous evolving factors that we may not be able to accurately predict or assess.  Such factors include, but are not limited to, the duration and scope of the pandemic, epidemic, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for retail and levels of consumer confidence; our ability to successfully navigate the impacts, including potential staffing and supply shortages; government actions, including restrictions on congregating in heavily populated areas, such as malls and shopping centers; and increased unemployment and reductions in consumer discretionary spending.

The impact of the pandemic may also heighten other risks included in in this Risk Factors section, any of which could be material. The situation is changing rapidly, and future impacts may materialize that are not yet known. Even if the COVID-19 pandemic continues to subside, the Company may continue to experience adverse impacts.

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

Sales through our Direct channel, of which our ecommerce business constitutes the vast majority, accounted for approximately 50% of our total net sales for Fiscal Year 2021.  Our business, financial condition and results of operations are dependent on maintaining our ecommerce business and expanding this business is an important part of our strategy to grow through our omnichannel operations.  Dependence on our ecommerce business and the continued growth of our Direct and Retail channels subjects us to certain risks, including:

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

In particular, the level of customer traffic and volume of customer purchases through our Direct channel, which accounted for approximately 50% of our net sales for Fiscal Year 2021, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our merchandise.  If we are unable to maintain and increase customers’ use of our ecommerce platform, and the volume of purchases declines, our business, financial condition and results of operations could be adversely affected.

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

Long-term leases can limit our flexibility to move a store to a new location.  Some of our leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods.  If an existing or future store is not profitable, we are nonetheless committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term, unless the lease has an early termination clause which allows us the right to close under certain specified lease terms.  Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease.  Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on third-party service providers, such as Federal Express, UPS Mail Innovations and the U.S. Postal Service, for the delivery of our merchandise and our catalogs.

We primarily utilize Federal Express to support retail store shipping.  We use a combination of Federal Express and UPS Mail Innovations for the majority of our Direct-to-Consumer shipping. We also use the U.S. Postal Service to deliver millions of catalogs each year, and we depend on third parties to print and mail our catalogs.  As a result, postal rate increases and paper and printing costs will affect the cost of our catalog and promotional mailings.  We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting.  The operational and financial difficulties of the U.S. Postal Service are well documented.  Any significant and unanticipated increase in postage, shipping costs, surcharges, reduction in service, slow-down in delivery or increase in paper and printing costs could impair our ability to deliver merchandise and catalogs in a timely or economically efficient manner and could adversely impact our profitability if we are unable to pass such increases directly on to our customers or if we are unable to implement more efficient delivery and order fulfillment systems, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacturing of all of our merchandise, primarily through the use of agents.  In Fiscal Year 2021, approximately 80% of our products were sourced through agents and approximately 20% were sourced directly from suppliers and factories.  Our merchandise is manufactured to our specifications primarily by factories outside of the United States.  Some of the factors that might affect a supplier’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards are outside of our control, including inclement weather, natural disasters, political and financial instability, including the conflict in Ukraine and the surrounding region, and the related sanctions, legal and regulatory developments, strikes, health concerns regarding infectious diseases (such as the recent outbreak of the novel coronavirus), and acts of terrorism.  Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brand’s reputation.  Late delivery of merchandise or delivery of merchandise that does not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items.  These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

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

We source our imported merchandise from nine countries. The top three by volume are India, Vietnam, and Indonesia.  We source some merchandise from China. In Fiscal Year 2021, approximately 49% of our products were sourced in southeast Asia.  Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the COVID-19 pandemic and the imposition of additional import restrictions, could materially harm our operations.  For example, the U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions, including China, and has raised the possibility of imposing additional tariff increases or expanding the existing tariffs.  In response, many of these foreign governments, including China, have imposed retaliatory tariffs on goods that their countries import from the United States.  Although there has been a partial first phase trade deal between the United States and China, there can be no certainty whether any further trade deals or relaxation or elimination of trade tariffs will occur or upon what terms.  Additionally, there can be no assurance that additional or new trade tensions and tariffs will not arise between various trade partners, including, among others, the United States and China.  These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, financial condition and results of operations.  In addition, many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere.  We compete with other companies for production facilities and import quota capacity.  While substantially all of our foreign purchases of our merchandise are negotiated and paid for in U.S. dollars, the cost of our merchandise may be affected by fluctuations in the value of relevant foreign currencies.  In addition, we are engaging in growing the amount of production carried out in other developing countries.  These countries may present other risks with regard to infrastructure available to support manufacturing, labor and employee relations, political and economic stability, corruption, regulatory, environmental, health and safety compliance.  While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand and product delivery.

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

A significant portion of our stores are currently located in shopping malls.  Sales at stores located in malls are highly dependent on the traffic in those malls and the ability of developers to generate traffic near our stores.  In recent years, there has been increased purchasing of merchandise online, and it is not clear yet whether this recent change is permanent or temporary.  This has adversely affected mall traffic.  A continuation of this trend could adversely impact the sales generated by our mall stores, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our goodwill and indefinite-lived intangible assets, which consist of goodwill from the controlling interest in the company held by JJill Holdings, Inc. and JJill Topco Holdings, LP, and our trade name, represented a significant portion of our total assets as of January 29, 2022.  Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Such indicators are based on market conditions and the operational performance of our business. If in conducting an impairment evaluation we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset.  If a significant amount of our goodwill and identifiable intangible assets were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

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

We have 10,001,454 outstanding shares of common stock as of January 29, 2022.  The number of outstanding shares of common stock includes 5,553,191 shares, including shares controlled by TowerBrook, that are “restricted securities,” as defined under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and eligible for sale in the public market subject to the requirements of Rule 144.  The Subordinated Lenders have been issued warrants under the Subordinated Facility. On May 31, 2021, the Company chose to issue 272,097 additional shares of Common Stock under the Priming Facility. As a result of this choice and because of the antidilution provision under the warrant agreement, the penny warrants became exercisable into 3,820,748 shares of common stock. Exercise of the warrants and sales of significant amounts of stock in the public market could adversely affect prevailing market prices of our common stock.

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

We have filed registration statements with the SEC on Form S-8 in Fiscal Years 2021 and 2019 providing for the registration of 380,000 and 329,206 shares, respectively, of our common stock issued or reserved for issuance to our employees.  Subject to the satisfaction of vesting conditions, shares registered under the registration statements on Form S-8 will be available for resale immediately in the public market without restriction.  From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions.  The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Quincy, Massachusetts. Our principal executive offices are leased under a lease agreement expiring in December 2027, with options to renew thereafter. Our 520,000 square foot distribution and customer contact center, located in Tilton, New Hampshire, supports both our Retail and Direct channels and is leased under a lease agreement expiring in September 2030, with options to renew thereafter. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

As of January 29, 2022, we operated 253 stores in 42 states. Of these stores, approximately half are located in lifestyle centers and half in premium malls. The average size of our stores is approximately 3,700 square feet. All of our retail stores are leased from third parties and new stores historically have had terms of ten years. The weighted-average remaining lease term is 6 years. A portion of our leases have options to renew for periods up to five years. Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.

The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2021 – 2023	156
2024 – 2026	75
2027 – 2029	17
2030 and later	5

The table below sets forth the number of retail stores by state that we operated as of January 29, 2022.

	Number		Number		Number
State	of Stores	State	of Stores	State	of Stores
Alabama	5	Kentucky	2	New York	12
Arizona	6	Louisiana	5	North Carolina	9
Arkansas	3	Maine	1	Ohio	8
California	23	Maryland	6	Oklahoma	3
Colorado	6	Massachusetts	12	Oregon	5
Connecticut	7	Michigan	9	Pennsylvania	13
Delaware	1	Minnesota	6	Rhode Island	1
Florida	11	Mississippi	2	South Carolina	5
Georgia	10	Missouri	4	Tennessee	8
Idaho	1	Nebraska	1	Texas	15
Illinois	13	Nevada	2	Utah	2
Indiana	2	New Hampshire	1	Virginia	8
Iowa	2	New Jersey	11	Washington	5
Kansas	2	New Mexico	1	Wisconsin	4

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

The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the Fiscal Years 2021 and 2020 quarters ended, respectively:

	Fiscal Year 2021		Fiscal Year 2020
	High	Low	High	Low
First	$10.77	$3.71	$6.20	$1.55
Second	$24.10	$8.81	$7.80	$1.95
Third	$24.50	$14.75	$5.75	$1.82
Fourth	$20.89	$13.70	$8.67	$3.32

Holders of Record

As of January 29, 2022, there were approximately 72 holders of record of our common stock. This number does not include beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

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

Performance Graph

The following graph shows a comparison from March 9, 2017 (the date our common stock commenced trading on the NYSE) through January 29, 2022 of the cumulative total return for our common stock, the S&P 500 Index and an S&P Retail Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the S&P Retail Index as of the market close on March 9, 2017. Such returns are based on historical results and are not intended to suggest future performance.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended January 29, 2022(“Fiscal Year 2021”), fiscal year ended January 30, 2021 (“Fiscal Year 2020”) and fiscal year ended February 1, 2020 (“Fiscal Year 2019”) are all comprised of 52 weeks.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for Fiscal Years 2021 and 2020.  For the discussion comparing the Fiscal Years 2020 and 2019, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission on April 12, 2021.

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through more than 250 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

Our Fiscal Year 2020 financial results were significantly impacted by the COVID-19 pandemic (“COVID-19”) as our stores were temporarily closed beginning in mid-March 2020 with most of our stores being reopened by late June 2020, but with enhanced health and safety protocols. In response to the impacts of COVID-19, we immediately took actions to improve our liquidity, capital resources and financial flexibility by restructuring our debt effective September 30, 2020, with an extended maturity and revised covenants. Since the debt restructuring, the Company has been in compliance with all debt covenants and made all scheduled principal repayments.

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

Therefore, considering the improved general economic conditions, and our improved operating results, cash flows, liquidity (including Cash, Debt and Equity), and projections into the foreseeable future, we have concluded that there is no longer substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements.

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

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA, represents net (loss) income plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment, fair value adjustments, and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

Reconciliation of Net Loss to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net loss to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented:

	Year Ended
(in thousands)	January 29, 2022	January 30, 2021	February 1, 2020
Statements of Operations Data:
Net loss	$(28,143)	$(139,404)	$(128,567)
Fair value adjustment of derivative	2,775	1,005	—
Fair value adjustment of warrants - related party (a)	56,984	4,214	—
Interest expense, net	17,057	17,695	19,571
Interest expense, net - related party	2,029	534	—
Income tax provision (benefit)	8,018	(48,162)	(3,022)
Depreciation and amortization	29,258	33,696	37,925
Equity-based compensation expense (b)	2,610	2,160	3,972
Write-off of property and equipment (c)	940	969	151
Impairment of goodwill and intangible assets	—	32,520	131,528
Adjustment for exited retail stores (d)	(1,755)	(1,444)	—
Impairment of long-lived assets (e)	—	33,777	2,325
Transaction costs (f)	—	21,914	—
Other non-recurring items (g)	2,013	2,820	1,597
Adjusted EBITDA	$91,786	$(37,706)	$65,480
Net sales	$585,206	$426,730	$691,345
Adjusted EBITDA margin	15.7%	(8.8)%	9.5%

(a)	The fair value adjustment of warrants increased due to the increase in J.Jill’s stock price since January 30, 2021.
(b)

Represents expenses associated with equity incentive instruments granted to our management and board of directors.  Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.

(c)	Represents the net gain or loss on the disposal of fixed assets.
(d)	Represents non-cash gains associated with exiting store leases earlier than anticipated.
(e)	Represents impairment of long-lived assets related to the right-of-use asset and leasehold improvements.
(f)	Represents items management believes are not indicative of ongoing operating performance. In Fiscal Year 2020, these expenses are primarily composed of legal and advisory costs.
(g)

Represents items management believes are not indicative of ongoing operating performance. In Fiscal Years 2021 and 2020, these expenses are primarily composed of incremental one-time costs related to COVID-19.  In Fiscal Year 2019, these expenses are primarily composed of a gain from insurance proceeds, restructuring costs and expenses related to a CEO transition, including the acceleration of equity-based compensation expense.

Items Affecting the Comparability of our Results of Operations

COVID-19 impact. Our first and second quarter of Fiscal Year 2020 financial results were significantly impacted by COVID-19 as our stores were temporarily closed beginning in mid-March 2020 through most of the second quarter of Fiscal Year 2020 in efforts to stop the spread of the virus. Although the stores were temporarily closed and the Company lost revenues as a result, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to our Fiscal Year 2021 financial results.

Impairment losses. Our Fiscal Year 2020 results include impairment charges of $66.3 million for long-lived assets (operating lease right-of-use asset and leasehold improvements), goodwill and intangible assets. See Note 7, Property and Equipment, in the footnotes to the financial statements, for additional information on these impairment losses.

Fair value adjustments.  Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.  These fair value adjustments were due to the increase in J.Jill’s stock price from January 30, 2021 through May 31, 2021.  Effective May 31, 2021, these liabilities were reclassified to equity because from that date they can only be settled by exercise of the warrants into common stock.  Our Fiscal Year 2021 results include fair value adjustments totaling $59.8 million.  Our Fiscal Year 2020 results include fair value adjustments totaling $5.2 million.  See Note 15, Earnings per Share, in the footnotes to the financial statements, for additional information on these fair value adjustments.

Results of Operations

Fiscal Year Ended January 29, 2022 compared to Fiscal Year Ended January 30, 2021.

The following table summarizes our consolidated results of operations for the periods indicated:

	Year Ended				Change from Year Ended January 30, 2021 to the Year
(in thousands)	January 29, 2022		January 30, 2021		Ended January 29, 2022
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$585,206	100.0%	$426,730	100.0%	$158,476	37.1%
Costs of goods sold	190,770	32.6%	181,103	42.4%	9,667	5.3%
Gross profit	394,436	67.4%	245,627	57.6%	148,809	60.6%
Selling, general and administrative expenses	335,716	57.4%	343,448	80.5%	(7,732)	(2.3)%
Impairment of long-lived assets	—	—	33,777	7.9%	(33,777)	(100.0)%
Impairment of goodwill	—	—	17,900	4.2%	(17,900)	(100.0)%
Impairment of indefinite-lived intangible assets	—	—	14,620	3.4%	(14,620)	(100.0)%
Operating income (loss)	58,720	10.1%	(164,118)	(38.5)%	222,838	(135.8)%
Fair value adjustment of derivative	2,775	0.5%	1,005	0.2%	1,770	176.1%
Fair value adjustment of warrants - related party	56,984	9.7%	4,214	1.0%	52,770	100.0%
Interest expense, net	17,057	2.9%	17,695	4.1%	(638)	(3.6)%
Interest expense, net - related party	2,029	0.3%	534	0.1%	1,495	100.0%
(Loss) income before provision (benefit) for income taxes	(20,125)	(3.4)%	(187,566)	(44.0)%	167,441	(89.3)%
Income tax provision (benefit)	8,018	1.4%	(48,162)	(11.3)%	56,180	(116.6)%
Net (loss) income	$(28,143)	(4.8)%	$(139,404)	(32.7)%	$111,261	(79.8)%

Net Sales

Net sales for Fiscal Year 2021 increased $158.5 million or 37.1%, to $585.2 million from $426.7 million for Fiscal Year 2020. The increase in net sales was due to total company comparable sales of 23.4%. Net sales benefited from strong full-price sales and lower levels of promotions as compared to Fiscal Year 2020; however, the increase was primarily driven by the reopening of our stores near the end of the second quarter of Fiscal Year 2020.  Our stores were temporarily closed during the first and second quarter of Fiscal Year 2020 as a response to the COVID-19 pandemic. All stores were open during Fiscal Year 2021. Net sales for Fiscal Year 2020 include an out-of-period adjustment associated with the Company’s historical methodology for determining its sales returns reserve which benefitted Net sales by approximately 1%.

Our Direct channel was responsible for 49.8% of our net sales in Fiscal Year 2021 compared to 65.5% in Fiscal Year 2020. Our Retail channel was responsible for 50.2% of our net sales in Fiscal Year 2021 and 34.5% in Fiscal Year 2020. We operated 253 and 267 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for Fiscal Year 2021 increased $148.8 million, or 60.6%, to $394.4 million from $245.6 million for Fiscal Year 2020. The gross margin for Fiscal Year 2021 was 67.4% compared to 57.6% for Fiscal Year 2020, largely driven by added promotions, markdowns, and liquidation actions to clear certain goods in Fiscal Year 2020. The out-of-period adjustment, discussed above, had minimal impact on the gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal Year 2021 decreased $7.7 million, or 2.3%, to $335.7 million from $343.4 million for Fiscal Year 2020. The decrease is driven by a $24.2 million decrease in legal and professional services expenses, a $4.4 million decrease in depreciation and amortization, a $3.8 million decrease in occupancy expenses, a $1.8 million decrease in cancelled projects expense and a $1.9 million decrease in expense related to the write-off of media credits in Fiscal Year 2020, offset by a $21.0 million increase in compensation and benefits, a $2.8 million increase in marketing costs, a $2.1 million increase in credit card fees, and a $2.4 million increase in shipping costs. Professional services expenses were higher in Fiscal Year 2020 due to costs associated with the debt restructuring agreement. The decrease in occupancy costs is due to decreased rental expense from closing fourteen stores in Fiscal Year 2021 and favorable lease renegotiations.  The increase in compensation and benefits was primarily due to a $8.2 million increase in hourly and part-time wages as the stores were open in Fiscal Year 2021, a $13.3 million increase in incentive expenses and a $1.8 million increase in benefits expense offset by a $2.9 million decrease in salaries expense. The increase in marketing costs was primarily due to a $5.0 million increase in digital media and retargeting expenses, partially offset by a $1.9 million decrease in print media and catalog costs.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, net

Interest expense, net consists of interest expense on the Term Loan, ABL Facility, Priming Loan and Subordinated Facility partially offset by interest earned on cash. Interest expense for Fiscal Year 2021 decreased by $0.7 million, or 3.6%, to $17.1 million from $17.7 million for Fiscal Year 2020. The decrease was driven by lower outstanding balances and interest rates.

Income Tax Provision (Benefit)

The income tax provision for Fiscal Year 2021 was $8.0 million compared to an income tax benefit of $48.2 million for Fiscal Year 2020. Our effective tax rates were (39.8)% and 25.7%, respectively. The effective tax rate during Fiscal Year 2021 differs from the federal statutory rate of 21.0% due primarily to the impacts of (i) nondeductible fair value adjustments of the warrants and derivative, (ii) state and local income taxes, (iii) executive compensation limitations, and (iv) valuation allowance adjustments related to state and local income taxes.  The effective tax rate for Fiscal Year 2020 differs from the federal statutory rate of 21% due primarily to the impacts of (i) a realized benefit from the CARES Act, (ii) state and local income taxes, (iii) nondeductible goodwill impairment charge, and (iv) valuation allowance adjustments related to state and local income taxes.  Refer to Note 14 to the consolidated financial statements for additional income tax information. The Company paid $9.3 million in cash for income taxes during Fiscal Year 2021 and received a tax refund of approximately $17.5 million relating to prior years.

Liquidity and Capital Resources

General

In response to the material adverse effect that the COVID-19 global pandemic had on our operations during Fiscal Year 2020, we improved our financial flexibility by restructuring our existing debt, issuing additional debt, reducing our expenses and maximizing cash receipts from our direct-to-consumer business channel. During Fiscal Year 2021, we have achieved significant improvements in sales growth and gross margin expansion due to the general improvements in the economy and our focus on driving full price sales as customer traffic trends improved. Though COVID-19 remains present in the United States and around the world, our current projections show that we will have sufficient liquidity in the foreseeable future, even when incorporating downside risk factors. Therefore, we believe that our cash on hand and current sources of liquidity and capital will be sufficient to finance our continued operations for at least the next 12 months.

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility, which has a maturity of May 8, 2023 so long as certain conditions related to the maturity of the term loan are met. As of January 29, 2022, we had $36.0 million in cash and $22.6 million of total availability under our ABL Facility.

Also, we have filed our federal income tax return for Fiscal Year 2020 and have received $17.5 million of a total expected refund of approximately $25.0 million. The timing of the remaining estimated refund is not known with certainty at this time. The tax refund amount benefited from the provisions under the CARES Act enacted in March 2020 most significantly from the provision that allows for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.

The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants (see Note 10 to the audited consolidated financial statements included in this Annual Report).  The Company is in compliance with all covenants.

Under the Priming Credit Agreement, the Company had certain payment obligations during Fiscal Year 2021.  On May 31, 2021, the Company had the choice to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount as defined in the Agreement. On May 31, 2021, the Company chose to issue 272,097 shares to the Priming Lenders, with a value of approximately $5.2 million (based on the value of those shares as of close on that date), rather than repaying the $4.9 million since the minimum liquidity covenant would have increased to $25.0 million from $15.0 million if the Company had chosen to repay the $4.9 million of principal.  In addition, the Priming Credit Agreement provided for a principal paydown of at least $25.0 million by August 30, 2021. The principal payment of $25.0 million, which was generated by operating cash flows, was made on August 27, 2021, avoiding additional PIK interest and fees.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	Year Ended
(in thousands)	January 29, 2022	January 30, 2021	February 1, 2020
Net cash provided by (used in) operating activities	$74,999	$(34,811)	$32,653
Net cash used in investing activities	(5,474)	(3,805)	(18,222)
Net cash (used in) provided by financing activities	(37,975)	21,496	(59,108)

Net Cash provided by (used in) by Operating Activities

Net cash provided by operating activities during Fiscal Year 2021 increased $109.8 million as compared to Fiscal Year 2020 primarily due to cash generated from operating income as compared to cash being used by an operating loss during the prior year.  The higher cash generated by operating income was partially offset by the return to more normalized vendor payment terms during the year as well as the repayments of vendor liabilities that had been extended, including rents that were deferred during Fiscal Year 2020 by landlords due to the pandemic.

Net cash provided by operating activities during Fiscal Year 2021 was $75.0 million. Key elements of cash provided by operating activities were (i) net loss of $28.1 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $91.3 million, primarily driven by the noncash change in fair value of warrants, depreciation and amortization, and (iii) a source of cash from net operating assets and liabilities of $11.8 million, primarily driven by the receipt of the income tax refund, partially offset by payments for merchandise inventory and rents for retail stores that were deferred into Fiscal Year 2021 from Fiscal Year 2020.

Net cash used in operating activities during Fiscal Year 2020 was $34.8 million. Key elements of cash used in operating activities were (i) net loss of $139.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $93.7 million, primarily driven by impairment of goodwill and intangible assets, impairment of long-

lived assets and depreciation and amortization, partially offset by deferred income taxes, and (iii) source of cash from net operating assets and liabilities of $10.9 million, primarily driven by increases in accounts payable and accrued expenses partially offset by increase in prepaid expense and other current assets.

Net Cash used in Investing Activities

Net cash used in investing activities during Fiscal Year 2021 was $5.5 million, an increase of $1.7 million as compared to Fiscal Year 2020, representing purchases of property and equipment related investments in stores and information systems. In Fiscal Year 2020 net cash used in investing activities was lower due to efforts to reduce capital expenditures in order to preserve cash in response to COVID-19.

Net Cash used in (provided by) Financing Activities

Net cash used in financing activities during Fiscal Year 2021 increased as compared to the prior year as net borrowings under the ABL Facility were reduced due to the lessened impact of the COVID-19 pandemic and a voluntary principal payment on the Priming Loan.

Net cash used in financing activities during Fiscal Year 2021 was $38.0 million, which was driven by the $25.0 million voluntary principal payment on the Priming Loan, which was made to avoid increased PIK interest and fees, and net payments of $11.1 million on the ABL Facility.

Net cash provided by financing activities during Fiscal Year 2020 was $21.5 million, which was driven primarily by increased borrowings under Subordinated and the ABL Facilities.

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

Capitalization

At January 29, 2022, long-term debt consisted of the following:

Carrying Value of Debt
January 29, 2022
Term Loan (principal of $4,963)	$4,953
Priming Loan (principal of $203,403)	199,250
Subordinated Facility (principal and paid-in kind interest of $17,644)	5,605
Less: Current portion	(7,692)
Net long-term debt	$202,116

The Company had no short-term borrowings under the Company’s ABL Facility as of January 29, 2022. The Company had outstanding letters of credit in the amount of $4.5 million and had a maximum additional borrowing capacity of $22.6 million as of January 29, 2022.  The Company was in compliance with all debt covenants as of January 29, 2022.

The maturity date of the Amended Existing Term Loan Agreement is May 8, 2022. Loans under the Amended Existing Term Loan Agreement continue to accrue interest at LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis.  The Company may alternatively elect to accrue interest at a Base Rate (as defined in the Amended Existing Term Loan Agreement) plus 4.00%.

The maturity date of the Priming Credit Agreement is May 8, 2024, and the loans under the Priming Credit Agreement bear interest at the Company’s election at: (1) Base Rate (as defined in the Priming Credit Agreement) plus 4.00% or (2) LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis. The Priming Credit Agreement required a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there would be a Paid-in-Kind (“PIK”) interest rate increase and a PIK fee. On August 27, 2021, the Company made the principal paydown of $25.0 million to avoid additional PIK and interest fees.

On May 31, 2021, the Company had the choice (the “May 31, 2021 Option”) to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount as defined in the Agreement. On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of Common Stock to the Priming Lenders with a value of approximately $5.2 million (based on the value of those shares as of close on that date).

The maturity date of the Subordinated Facility is November 8, 2024. Loans under the Subordinated Facility bear interest at the Borrower’s election at (1) Base Rate (as defined in the Subordinated Facility) plus 11.00% or (2) LIBOR plus 12.00%, with a minimum LIBOR per annum of 1.00%.

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

Future Cash Requirements

We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems. The Notes to the Consolidated Financial Statements provide additional information.

We believe our sources of liquidity, namely operating cash flows and credit facility capacity will continue to be adequate to meet our contractual obligations, working capital and capital expenditure requirements, finance anticipated expansion and strategic initiatives, and fund debt maturities for the foreseeable future.

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

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, including accounting for gift card breakage and estimated merchandise returns; estimating the value of inventory; and impairment assessments for goodwill and other indefinite-lived intangible assets, and long-lived assets. Management evaluates its policies and assumptions on an ongoing basis. Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described below (see Note 2 to our audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K for additional information regarding our critical accounting policies).

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

The Company recognizes revenues from shipments to customers when the shipping and handling activities occur and will accrue those related costs. Shipping and handling costs are recorded in selling, general and administrative expenses.

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

During Fiscal Year 2021, we did not record any impairment to our goodwill.  During Fiscal Years 2020 and 2019, we performed quantitative assessments which resulted in goodwill impairment of $17.9 million and $119.4 million, respectively.   This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

We did not record any impairment losses related to the trade name during Fiscal Year 2021. In Fiscal Years 2020 and 2019, we determined that impairment losses of $12.0 million and $12.1 million, respectively, were required. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

We assessed the carrying value of our customer list as described above and determined that an impairment loss of $2.6 million was required during Fiscal Year 2020. The customer list impairment is recorded in impairment of intangible assets in the consolidated statement of operations and comprehensive income.  We did not record any impairments of intangible assets during the Fiscal Year 2021.

During Fiscal Year 2021, we did not record any impairments related to right-of-use assets and leasehold improvements. During Fiscal Years 2020 and 2019, we assessed the carrying values of right-of-use assets and property and equipment as described above.  During Fiscal Year 2020, the Company recorded impairment charges of $23.0 million and $10.8 million related to right-of-use assets and leasehold improvements, respectively, associated with the assets of underperforming retail locations. During Fiscal Year 2019, the Company recorded impairment charges of $2.0 million and $0.3 million related to right-of-use assets and leasehold improvements, respectively.  Right-of-use asset and leasehold improvement impairments are recorded in impairment of long-lived assets in the consolidated statement of operations and comprehensive income.

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

We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404B of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering on March 9, 2017, which will be at the end of Fiscal Year 2022. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.

Recent Accounting Pronouncements

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the ABL Facility, Term Loan, Priming Loan and Subordinated Facility, which bear interest at variable rates as defined in the respective agreements described above. As of January 29, 2022, there were outstanding balances of $5.0 million, $203.4 million, and $17.8 million under the Term Loan, Priming Loan and Subordinated Facility, respectively. There were no outstanding borrowings under the ABL Facility. We currently do not engage in any interest rate hedging activity. Based on the schedule of outstanding borrowings as of January 29, 2022, a 10% change in our current interest rate would have affected net income by $1.1 million during Fiscal Year 2021.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form-10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 29, 2022, the end of the period covered by this Annual Report on Form-10-K, our disclosure controls and procedures were effective to provide such reasonable assurance.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that the company’s internal control over financial reporting was effective as of January 29, 2022.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our Fiscal Year 2021 and is incorporated herein by reference.

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

10.25†

Second Amendment to Offer Letter, dated as of June 2, 2020, by and between James Scully and J.Jill, Inc. (incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K, filled on April 12, 2021 (File No. 001-38026)).

10.26†	Election of Director – Shelley Milano (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K, filed on June 10, 2020 (File No. 001-38026)).

10.27†

Third Amendment to Offer Letter, dated as of September 3, 2020, by and between James Scully and J.Jill, Inc. (incorporated by reference from Exhibit 10.27 to the Company’s Form 10-K, filled on April 12, 2021 (File No. 001-38026)).

10.28†

Employment Agreement, dated as of October 3, 2020, by and between Claire Spofford and J.Jill, Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on February 19, 2021 (File No. 333-253275)).

10.29†

Fourth Amendment to Offer Letter, dated as of December 4, 2020, by and between James Scully and J.Jill, Inc. (incorporated by reference from Exhibit 10.29 to the Company’s Form 10-K, filed on April 12, 2021 (File No. 001-38026)).

10.30†

Restricted Stock Unit Award Agreement, dated February 18, 2021, by and between Claire Spofford and J. Jill, Inc.) (incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed on February 19, 2021 (File No. 333-253275)).

21.1	Subsidiaries of J.Jill, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-30826)).

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Exhibit Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.Jill, Inc.

Date: April 13, 2022	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Claire Spofford	Chief Executive Officer (Principal Executive Officer)	April 13, 2022
Claire Spofford

/s/ Mark Webb	Executive Vice President, Chief Financial Officer/Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	April 13, 2022
Mark Webb

/s/ Michael Rahamim	Chairman of the Board of Directors	April 13, 2022
Michael Rahamim

/s/ James Scully	Director	April 13, 2022
James Scully

/s/ Andrew Rolfe	Director	April 13, 2022
Andrew Rolfe

/s/ Jyothi Rao	Director	April 13, 2022
Jyothi Rao

/s/ Michael Recht	Director	April 13, 2022
Michael Recht

/s/ Michael Eck	Director	April 13, 2022
Michael Eck

/s/ Shelley Milano	Director	April 13, 2022
Shelley Milano

J.Jill, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of J.Jill, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of J.Jill, Inc. (a Delaware corporation) and  subsidiaries (the “Company”) as of January 29, 2022, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for the year ended January 29, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022, and the results of its operations and its cash flows for the year ended January 29, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts

April 13, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.Jill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of J.Jill, Inc. and its subsidiaries (the “Company”) as of January 30, 2021, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity (deficit) and of cash flows for each of the two years in the period ended January 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced a material adverse impact to its revenues, results of operations, and cash flows as a result of COVID-19, and its current liquidity and capital may not be sufficient to finance its continued operations for at least the next twelve months that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

April 12, 2021

We served as the Company's auditor from 2009 to 2021.

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash	$35,957	$4,407
Accounts receivable	5,811	7,793
Inventories, net	56,024	58,034
Prepaid expenses and other current assets	25,456	43,035
Total current assets	123,248	113,269
Property and equipment, net	57,329	73,906
Intangible assets, net	80,711	88,976
Goodwill	59,697	59,697
Operating lease assets, net	130,744	161,135
Other assets	120	199
Total assets	$451,849	$497,182
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$49,924	$56,263
Accrued expenses and other current liabilities	48,853	43,854
Current portion of long-term debt	7,692	2,799
Current portion of operating lease liabilities	32,276	37,967
Borrowings under revolving credit facility	—	11,146
Total current liabilities	138,745	152,029
Long-term debt, net of discount and current portion	196,511	225,401
Long-term debt, net of discount - related party	5,605	3,311
Deferred income taxes	10,704	13,835
Operating lease liabilities, net of current portion	143,207	179,022
Warrants - related party (Note 15)	—	15,997
Derivative liability (Note 10)	—	2,436
Other liabilities	1,731	2,049
Total liabilities	496,503	594,080
Commitments and contingencies (see Note 12)
Shareholders’ Deficit
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,001,422 and 9,631,633 shares issued and outstanding at January 29, 2022 and January 30, 2021, respectively	100	97
Additional paid-in capital	209,747	129,363
Accumulated deficit	(254,501)	(226,358)
Total shareholders’ deficit	(44,654)	(96,898)
Total liabilities and shareholders’ deficit	$451,849	$497,182

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$585,206	$426,730	$691,345
Costs of goods sold (exclusive of depreciation and amortization)	190,770	181,103	262,766
Gross profit	394,436	245,627	428,579
Selling, general and administrative expenses	335,716	343,448	406,744
Impairment of long-lived assets	—	33,777	2,325
Impairment of goodwill	—	17,900	119,428
Impairment of intangible assets	—	14,620	12,100
Operating income (loss)	58,720	(164,118)	(112,018)
Fair value adjustment of derivative	2,775	1,005	—
Fair value adjustment of warrants - related party	56,984	4,214	—
Interest expense, net	17,057	17,695	19,571
Interest expense, net - related party	2,029	534	—
Loss before provision (benefit) for income taxes	(20,125)	(187,566)	(131,589)
Income tax provision (benefit)	8,018	(48,162)	(3,022)
Net loss and total comprehensive loss	$(28,143)	$(139,404)	$(128,567)
Per share data (Note 15):
Net loss per common share:
Basic	$(2.26)	$(15.22)	$(14.69)
Diluted	$(2.26)	$(15.22)	$(14.69)
Weighted average common shares:
Basic	12,429,759	9,159,686	8,749,865
Diluted	12,429,759	9,159,686	8,749,865

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except common share data)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance, February 2, 2019	8,734,484	$88	$121,984	$91,723	$213,795
Adoption of ASU 2016-02(1)	—	—	—	44	44
Special cash dividend ($5.75 per share)	—	—	—	(50,154)	(50,154)
Vesting of restricted stock	198,733	2	(2)	—	—
Surrender of shares to pay withholding taxes	(69,724)	(1)	(1,406)	—	(1,407)
Forfeitable dividend	—	—	115	—	115
Forfeiture of restricted stock awards	(33,754)	—	—	—	—
Common stock issued under employee stock purchase plan	27,886	—	135	—	135
Equity-based compensation	—	—	4,604	—	4,604
Net loss	—	—	—	(128,567)	(128,567)
Balance, February 1, 2020	8,857,625	$89	$125,430	$(86,954)	$38,565
Vesting of restricted stock	167,538	2	—	—	2
Surrender of shares to pay withholding taxes	(49,585)	—	(178)	—	(178)
Equity-based compensation	—	—	2,160	—	2,160
Forfeiture of restricted stock awards	(662)	—	—	—	—
Participating lender equity consideration	656,717	6	1,951	—	1,957
Net loss	—	—	—	(139,404)	(139,404)
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)
Vesting of restricted stock	136,187	1	(1)	—	—
Surrender of shares to pay withholding taxes	(38,495)	—	(416)	—	(416)
Equity-based compensation	—	—	2,610	—	2,610
Shares issued to Priming lenders (See Note 10)	272,097	2	5,210	—	5,212
Reclass of warrants to equity (See Note 15)	—	—	72,981	—	72,981
Net loss	—	—	—	(28,143)	(28,143)
Balance, January 29, 2022	10,001,422	$100	$209,747	$(254,501)	$(44,654)

(1)	See Note 3 for additional detail regarding the adoption of new accounting standards.

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net loss	$(28,143)	$(139,404)	$(128,567)
Operating activities:
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	29,259	33,684	37,916
Impairment of goodwill and intangible assets	—	32,520	131,528
Impairment of long-lived assets	—	33,777	2,325
Adjustment for exited retail stores	(1,755)	(1,444)	—
Loss on disposal of fixed assets	940	969	151
Impairment loss (gain) on barter arrangement	—	1,966	(1,274)
Noncash interest expense, net	4,712	2,216	1,756
Noncash change in fair value of derivative	2,775	1,005	—
Noncash change in fair value of warrants - related party	56,984	4,214	—
Equity-based compensation	2,610	2,160	4,604
Deferred rent incentives	(1,040)	(183)	(177)
Deferred income taxes	(3,131)	(17,199)	(10,824)
Changes in operating assets and liabilities:
Accounts receivable	1,982	(385)	(3,401)
Inventories	2,010	14,565	4,024
Prepaid expenses and other current assets	17,579	(21,618)	3,357
Accounts payable	(6,222)	13,439	(11,337)
Accrued expenses and other current liabilities	5,008	2,223	31
Operating lease assets and liabilities	(8,777)	2,991	2,861
Other noncurrent assets and liabilities	208	(307)	(320)
Net cash provided by (used in) operating activities	74,999	(34,811)	32,653
Investing activities:
Purchases of property and equipment	(5,474)	(3,805)	(18,222)
Net cash used in investing activities	(5,474)	(3,805)	(18,222)
Financing activities:
Borrowings under revolving credit facility	62,226	59,155	—
Repayments of revolving credit facility	(73,372)	(48,009)	—
Borrowings under subordinated facility, net of issuance costs	—	14,560	—
Lender fees for priming loans	—	(1,235)	—
Repayments on debt	(26,414)	(2,799)	(7,799)
Proceeds from employee stock purchases	—	—	134
Special dividend paid to shareholders	—	—	(50,154)
Surrender of shares to pay withholding taxes	(415)	(176)	(1,403)
Forfeitable dividend	—	—	114
Net cash (used in) provided by financing activities	(37,975)	21,496	(59,108)
Net change in cash	31,550	(17,120)	(44,677)
Cash:
Beginning of Period	4,407	21,527	66,204
End of Period	$35,957	$4,407	$21,527

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

Notes to Consolidated Financial Statements

1. General

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through about more than 250 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

J.Jill, Inc. is a holding company, and Jill Acquisition LLC, its wholly-owned subsidiary, is the operating company for the business assets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s fiscal year ends on the Saturday, in January or February, nearest the last day of January, resulting in an additional week of results every five or six years. The Fiscal Years 2021, 2020 and 2019 contained 52-weeks of operations.

Certain prior year amounts have been restated to reflect the reverse stock split on November 9, 2020.

Assessment of Financial Condition

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern”, we are required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements. As discussed in our 2020 Annual Report, during Fiscal Year 2020 our revenues, results of operations, cash flows and financing arrangements were materially adversely impacted by the COVID-19 pandemic, and, accordingly, we concluded at the time that our liquidity and capital may not be sufficient to finance our continued operations for at least the next 12 months.  However, as discussed below we have now concluded that substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements no longer exists.

In response to the impacts of COVID-19, we immediately took actions to improve our liquidity, capital resources and financial flexibility by restructuring our debt effective September 30, 2020, with an extended maturity and revised covenants. Since the debt restructuring, the Company has been in compliance with all debt covenants, made all scheduled principal repayments including a $25.0 million voluntary repayment on August 27, 2021, and effectively converted $78.2 million of debt to equity. Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility, which has a maturity of May 8, 2023. As of January 29, 2022, we had $36.0 million in cash and $22.6 million of total availability under our ABL Facility, we exceeded the $15.0 million liquidity covenant by $52.9 million, and our projections indicate continued compliance with the liquidity and other covenants. Additionally, we have filed our federal income tax return for Fiscal Year 2020 and received $17.5 million of a total expected refund in excess of approximately $25.0 million. The timing of the remaining expected refund is not known with certainty at this time.

We also took significant actions to reduce expenses and maximize cash on hand. We also reduced capital spend in the business to focus on critical maintenance and strategic technical investments. As a result of these actions and improved economic conditions, the Company’s operating results, cash flows and liquidity continue to improve.

Therefore, considering the improved general economic conditions, and our improved operating results, cash flows, liquidity, and projections into the foreseeable future, we have concluded that substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the financial statements no longer exists. In accordance with FASB standards, this conclusion will be re-evaluated each quarter.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in millions):

	For the Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Supplemental cash flow information:
Cash paid for interest	$14,012	$14,207	$18,107
Cash paid for taxes	$9,275	$20	$7,187
Cash received for income tax refunds	$17,930	$—	$—
Noncash investing and financing activities:
Reclass of warrant and derivative liabilities to equity (Note 8)	$—	$—	$—
Capital expenditures financed with the ending balance in accounts payable and accrued expenses	$83	$157	$1,334
Settlement of debt in exchange for shares (Note 10)	$5,211	$—	$—
Exchange of priming loans for term loans	$—	$228,623	$—
Noncash lender fees:
Warrants issued for subordinated facility	$—	$11,782	$—
Equity and embedded derivative issued for priming loans	—	3,388	—

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

Cash

Cash includes cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less. Certain cash account balances exceed FDIC insured limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of insurance limits. We monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash. As of January 29, 2022 and January 30, 2021, the amount of cash held in bank accounts was $36.0 million and $4.4 million, respectively.

Accounts Receivable

The Company’s accounts receivable relate primarily to payments due from banks for credit and debit transactions for approximately 2 to 5 days of sales. These receivables do not bear interest. The Company occasionally sells inventory to liquidators, and if these sales occur near the end of a reporting period, they are also included in accounts receivable.

Inventories

Inventory consists of finished goods held for sale. Inventory is stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from the Company’s manufacturers plus duties, tariffs, inbound freight and commissions. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of January 29, 2022 and January 30, 2021, an inventory reserve of $1.8 million and $6.4 million has been recorded, respectively. The Company sells excess inventory in its stores, on-line at www.jjill.com and occasionally to inventory liquidators.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

At each fiscal year-end, the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets. The Company may assess these assets for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that an impairment exists, then a quantitative analysis is performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with a qualitative approach.

See Note 6 for additional information relating to Goodwill and Indefinite-lived intangible assets.

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

The Company recognizes revenues from shipments to customers when the shipping and handling activities occur and will accrue those related costs. Shipping and handling costs are recorded in selling, general and administrative expenses.

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

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are capitalized as incurred and expensed when the catalog is mailed to the customer (the first time the advertising occurs). Catalog advertising expenses were $14.9 million, $15.6 million, and $32.6 million for the Fiscal Years 2021, 2020 and 2019, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Other advertising costs are recorded as incurred. Other advertising costs recorded were $19.8 million, $16.2 million, and $26.3 million for the Fiscal Years 2021, 2020 and 2019, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

Any interest or penalties incurred are recorded in Selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The Company incurred immaterial amounts of interest expense and penalties related to income taxes for Fiscal Years 2021, 2020 and 2019.

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

All of the equity-based awards granted by the Company during the Fiscal Years, 2021, 2020 and 2019 were considered equity-classified awards and compensation expense for these awards was recognized in Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. Forfeitures were recorded as they occurred.

Earnings Per Share

Basic net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. There were no potentially dilutive securities outstanding during Fiscal Years 2021, 2020 and 2019, because the Company incurred a Net loss in those fiscal years.

Out-of-Period Items

During the second quarter of Fiscal Year 2021, the Company recorded an adjustment to correct prior period overstatements of inventory and understatements of COGS totaling $1.5 million ($1.1 million after taxes).  The errors were primarily caused by an overstatement of inventory transferred from certain locations.

During the fourth quarter of Fiscal Year 2020, the Company recorded a correction of prior period errors which increased Net sales by $4.9 million and increased Costs of goods sold by $2.5 million resulting in a benefit to Operating loss and Loss before provision for income taxes of $2.4 million and a benefit to Net loss of $1.7 million. The correction was associated with errors in the Company’s historical methodology for determining its sales returns reserve.

Management evaluated the impacts of these out-of-period adjustments to correct the errors for Fiscal Years 2021, 2020, 2019 and prior periods, both individually and in the aggregate, and concluded that the adjustments were not material to the Company’s consolidated annual and interim financial statements for all impacted periods.

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

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are earned each month. Royalty payments recognized were $3.7 million, $3.3 million, and $5.6 million for the Fiscal Years 2021, 2020 and 2019, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as Selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Reimbursements for costs of marketing programs of $1.3 million, $0.9 million, and $1.9 million were recognized in revenue in Fiscal Years 2021, 2020 and 2019, respectively.

The credit card agreement provides a signing bonus to the Company, which is being recognized into revenue over the life of the agreement.

Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees who meet certain age and employment requirements pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, eligible employees may contribute a portion of their pretax annual compensation to the plan, on a tax-deferred basis. The plan operates on a calendar year basis. The Company may, at its discretion, make elective contributions of up to 50% of the first 6% of the gross salary of the employee, which vests over a five-year period.  Discretionary contributions made by the Company for the Fiscal Years 2021, 2020 and 2019 were $0.8 million, $1.1 million, and $1.5 million, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions and accounts receivable. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances. The Company evaluates the credit risk associated with accounts receivable to determine if an allowance for doubtful accounts is necessary. As of January 29, 2022 and January 30, 2021, the Company determined that no allowance for estimated credit losses was necessary.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-13 during Fiscal Year 2020. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. The pronouncement is effective for a public company’s annual reporting periods beginning after December 15, 2020, and interim periods within those annual periods. As an EGC, the Company has elected to adopt the pronouncement following the effective date for private companies beginning with annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company assessed the impacts of the standard and concluded that there was no material impact to the Company’s provision. The Company plans to adopt the pronouncement in Fiscal Year 2022.

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

4. Revenues

Disaggregation of Revenue

The Company sells its apparel and accessory merchandise through retail stores (“Retail”) and through its website and catalog orders (“Direct”). The following table presents revenues disaggregated by revenue source (in thousands):

	Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Retail	$293,570	$147,420	$389,521
Direct	291,636	279,310	301,824
Net revenues	$585,206	$426,730	$691,345

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Contract liabilities:
Signing bonus	$224	$365
Unredeemed gift cards	7,410	6,818
Total contract liabilities (1)	$7,634	$7,183

(1)

The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.  The long-term portion of the signing bonus is included in Other long-term liabilities on the Company’s condensed consolidated balance sheets.

For the Fiscal Years 2021, 2020 and 2019, the Company recognized approximately $10.6 million, $8.9 million, and $12.8 million of revenue related to gift card redemptions and breakage, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.2 million for a signing bonus related to the private label credit card agreement that is being amortized to revenue evenly through the third quarter of Fiscal Year 2023.

Unredeemed gift cards also require a performance obligation for revenue to be recognized, but substantially all gift cards are redeemed in the first year of issuance.

Practical Expedients and Policy Elections

The Company excludes from revenue all amounts collected from customers for sales taxes that are remitted to taxing authorities.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following (in thousands):

	January 29, 2022	January 30, 2021
Prepaid rent	$2,662	$2,638
Prepaid catalog costs	1,988	1,498
Prepaid store supplies	1,117	1,443
Returns reserve asset	4,175	3,990
Income tax receivable	10,342	28,014
Other prepaid expenses	4,652	4,837
Other current assets	520	615
Total prepaid expenses and other current assets	$25,456	$43,035

6. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at January 29, 2022 and January 30, 2021. The following table displays a rollforward of the carrying amount of goodwill from February 1, 2020 to January 29, 2022 (in thousands):

Goodwill at February 1, 2020	$77,597
Impairment losses (first quarter)	(17,900)
Balance, January 30, 2021	59,697
Impairment losses	—
Balance, January 29, 2022	$59,697

The accumulated goodwill impairment losses as of January 30, 2022 are $137.3 million.

A summary of other intangible assets as of January 29, 2022 and January 30, 2021 is as follows (in thousands):

		January 29, 2022
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	84,869	2,620	46,711
Total intangible assets		$192,300	$84,869	$26,720	$80,711

		January 30, 2021
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	76,604	2,620	54,976
Total intangible assets		$192,300	$76,604	$26,720	$88,976

Impairment Tests

General

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually at fiscal year-end, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable.  Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

At each fiscal year-end, the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets. The Company may assess these assets for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that an impairment exists, then a quantitative analysis is performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with a qualitative approach.

For goodwill, the quantitative assessment requires comparing the fair value of a reporting unit to its carrying value, including goodwill. The Company estimates fair value using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple. These assumptions are classified as Level 3 inputs.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. An impairment charge is recorded within the Company’s consolidated statements of operations and comprehensive income.

For other intangible assets, impairment losses are recorded to the extent that the carrying value of the intangible asset exceeds its fair value. The Company measures the fair value of its trade name using the relief from royalty method and the fair value of customer relationships using a recoverability approach. The most significant estimates and assumptions inherent in these approaches are the preparation of revenue forecasts, selection of royalty and discount rates and a terminal year multiple. These assumptions are classified as Level 3 inputs.

2021 Impairment Tests

For goodwill and other intangible assets, the Company performed the required impairment tests applying the qualitative approach and no impairments were indicated.

 2020 Impairments

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

During the third quarter of Fiscal Year 2020, the Company performed the Impairment Tests using a quantitative approach in the same manner as the Q1 Impairment Test discussed above. The estimated fair values of goodwill and indefinite-lived and definite-lived intangible assets were above their carrying values resulting in no further impairment.

During the fourth quarter of Fiscal Year 2020, the Company finalized its Fiscal Year 2021 plan and performed its annual assessment by electing to perform a quantitative assessment (the “Q4 Impairment Test”).  The Company performed the Q4 Impairment Test using a quantitative approach in the same manner as the Q1 and Q3 Impairment Tests discussed above. The estimated fair values of goodwill and definite-lived intangible assets were above their carrying values resulting in no further impairment; however, the estimated fair value of the indefinite-lived intangible asset was below its carrying value resulting in a $8.0 million impairment of the Company’s trade name. The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of royalty and discount rates and a terminal year multiple. These assumptions are classified as Level 3 inputs. The key assumptions used under the income approach and relief-from-royalty method for the Fiscal Year 2020 Q4 Impairment Test included the following:

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

2019 Impairments

In the second quarter of Fiscal Year 2019, the Company reduced its comparable sales outlook for the second quarter that led to a reduced full year forecast of earnings for Fiscal Year 2019. The Company concluded that these factors, as well as the decrease in stock price represented indicators of impairment and required the Company to test goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal Year 2019 (the “Q2 FY19 Impairment Test”).

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

In addition, during the fourth quarter of Fiscal Year 2019, the Company updated sales guidance, the CEO departed and there was a decline in stock price. The Company noted that all these occurrences were an indication of a triggering event and resulted in the Company testing goodwill and indefinite lived intangible assets for impairment (the “Q4 FY19 Impairment Test”).  The Company performed the Q4 FY19 Impairment Test using a quantitative approach with the assistance of an independent valuation firm. The Q4 FY19 Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill and the relief-from-royalty method for indefinite-lived intangible assets. The estimated fair values of goodwill and indefinite-lived intangible asset were below the updated carrying values resulting in a $31.0 million impairment of goodwill and a $5.1 million impairment of the Company’s trade name (indefinite-lived intangible asset).

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

Definite-Lived Intangible Assets

The definite-lived intangible assets are amortized over the period the Company expects to receive the related economic benefit, which for customer lists is based upon estimated future net cash inflows. The estimated useful lives of intangible assets are as follows:

Asset	Amortization Method	Estimated Useful Life
Customer lists	Pattern of economic benefit	9 - 16 years

Total amortization expense for these amortizable intangible assets was $8.3 million, $9.2 million, and $11.3 million for the Fiscal Years 2021, 2020 and 2019, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2022	$7,523
2023	6,942
2024	5,231
2025	4,693
2026	4,556
Thereafter	17,766
Total	$46,711

7. Property and Equipment

Property and equipment at January 29, 2022 and January 30, 2021 consist of the following (in thousands):

	January 29, 2022	January 30, 2021
Leasehold improvements	$102,205	$104,831
Furniture, fixtures and equipment	48,016	49,312
Computer hardware and software	56,226	54,934
Total property and equipment, gross	206,447	209,077
Accumulated depreciation	(152,456)	(136,093)
	53,991	72,984
Construction in progress	3,338	922
Property and equipment, net	$57,329	$73,906

Construction in progress is primarily comprised of leasehold improvements, furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain computer software. Capitalized software, subject to amortization, included in property and equipment at January 29, 2022 and January 30, 2021 had a cost basis of approximately $42.6 million and $40.8 million, respectively, and accumulated amortization of $32.7 million and $27.0 million, respectively. Internal use software costs capitalized during Fiscal Years 2021, 2020 and 2019 were $1.3 million, $1.5 million, and $1.3 million, respectively.

Total depreciation expense recorded within Selling, general and administrative expenses on the Consolidated statements of operations was $21.0 million, $24.5 million, and $26.6 million, for the Fiscal Years 2021, 2020, and 2019, respectively.

During Fiscal Year 2021, the Company did not record any impairment charges associated with property and equipment.

During Fiscal Year 2020, the Company reduced the net carrying value of leasehold improvements to their estimated fair value, which was determined using a discounted cash flows method.  These impairment charges arose from the material adverse effect that COVID-19 had on our results of operations, particularly with our store fleet.  The Company recognized non-cash impairment charges associated with leasehold improvements of $10.8 million during Fiscal Year 2020.

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

The Company capitalized interest in connection with construction in progress of $0.1 million, $0.1 million, and $0.3 million for the Fiscal Years 2021, 2020 and 2019, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	January 29, 2022	January 30, 2021
Accrued payroll and benefits	$14,458	$6,115
Accrued returns reserve	11,003	10,676
Gift certificates redeemable	7,410	6,818
Accrued professional fees	1,463	1,399
Taxes, other than income taxes	2,475	2,362
Accrued occupancy	530	877
Other accrued employee costs	2,066	2,261
Other	9,448	13,346
Total accrued expenses and other current liabilities	$48,853	$43,854

The following table reflects the changes in the accrued returns reserve for the Fiscal Years 2021, 2020 and 2019 (in thousands):

Accrued returns reserve	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended February 1, 2020	$10,849	$138,355	$(136,382)	12,822
Fiscal Year Ended January 30, 2021	12,822	81,588	(83,734)	10,676
Fiscal Year Ended January 29, 2022	10,676	113,671	(113,344)	11,003

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

10. Debt

The components of the Company’s outstanding long-term debt at January 29, 2022 and January 30, 2021 were as follows (in thousands):

	At January 29, 2022
	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet
Existing Term Loan due 2022	$4,963	$(10)	$—	$4,953
Priming Term Loan due 2024	203,403	(1,356)	(2,797)	199,250
Subordinated Term Loan due 2024	17,829	—	(12,224)	5,605
Revolver due 2023	—	—	—	—
Totals	226,195	(1,366)	(15,021)	209,808
Less: Current portion	(7,692)	—	—	(7,692)
Net long-term debt	$218,503	$(1,366)	$(15,021)	$202,116

	At January 30, 2021
	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet
Existing Term Loan due 2022	$5,007	$(103)	$—	$4,904
Priming Term Loan due 2024	229,773	(2,075)	(4,402)	223,296
Subordinated Term Loan due 2024	15,666	—	(12,355)	3,311
Revolver due 2023	11,146	—	—	11,146
Totals	261,592	(2,178)	(16,757)	242,657
Less: Current portion	(13,945)	—	—	(13,945)
Net long-term debt	$247,647	$(2,178)	$(16,757)	$228,712

The original issuer discount and capitalized fees and expenses are amortized over the related term of the debt

The Company recorded interest expense related to long-term debt of $15.7 million, $15.5 million, and $20.1 million, in the Fiscal Years 2021, 2020 and 2019, respectively. During the Fiscal Years 2021, 2020 and 2019, $2.5 million, $2.3 million and $1.5 million of debt discount and debt issuance cost related to long-term debt were amortized to interest expense, respectively.

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

On August 31, 2020, the Company entered into the Transaction Support Agreement (the “TSA”) with lenders of the Company’s previously existing term loans (“Consenting Lenders”) and a majority of our shareholders on the principal terms of a financial restructuring (the “Transaction”). The following series of transactions were implemented:

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

Borrowings under the Term Loan Agreement are collateralized by all of the assets of the Company. In connection with the Term Loan Agreement, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the Term Loan Agreement. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans, or modify its organizational documents. As discussed above, the Company was not in compliance with all the Term Loan financial covenants during Fiscal Year 2020 until the Amendment discussed above permanently waived any defaults or events of default existing on or prior to September 30, 2020. As of January 29, 2022 and January 30, 2021, the Company was in compliance with all financial covenants in effect.

Priming Loan

On September 30, 2020, in accordance with the TSA, the Company entered into the Priming Credit Agreement, which provided for a secured term loan facility, which has an aggregate principal amount equal to $203.4 million at January 29, 2022. The Priming Loans were exchanged for 97.9% of the Existing Term Loans in connection with the Amendment discussed above. The Company incurred $1.2 million of debt issuance costs in connection with the Priming Credit Agreement. These costs are presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets.

The maturity date of the Priming Credit Agreement is May 8, 2024, and the loans under the Priming Credit Agreement will bear interest at the Company’s election at: (1) Base Rate (as defined in the Priming Credit Agreement) plus 4.00% or (2) LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis. The Priming Credit Agreement required a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there would be a paid-in-kind (“PIK”) interest rate increase and a PIK fee. On August 27, 2021, the Company made the principal paydown of $25.0 million to avoid additional PIK and interest fees.

The Company’s obligations under the Priming Credit Agreement are secured by substantially all of the real and personal property of the Company and certain of its subsidiaries, subject to certain customary exceptions. The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $15.0 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5:1, which reduces over time, and (3) limits on capital expenditures of $20.0 million annually. As of January 29, 2022 and January 30, 2021, the Company was in compliance with all financial covenants in effect.

In accordance with the Priming Credit Agreement, the Company issued to the Priming Lenders 656,717 shares, as adjusted for the Company’s 1-for-5 stock split that occurred during the fourth quarter of Fiscal 2020, of the Company’s Common Stock (the “Equity Consideration”).  We recorded the issuance of shares valued at $2.0 million as equity with the offset as a reduction of the carrying value of the debt.  Also, in accordance with the Priming Credit Agreement, on May 31, 2021, the Company had the choice (the “May 31, 2021 Option”) to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount as defined in the Agreement. On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of Common Stock to the Priming Lenders with a value of approximately $5.2 million (based on the value of those shares as of close on that date). The May 31, 2021 Option was considered an embedded derivative within the Priming Loan that was required to be adjusted to fair value each period while it was outstanding, with the adjustment being recorded in income. The Company determined the fair value of the May 31, 2021 Option was $1.4 million at the date of the Transaction, which was recorded within Derivative liability with the offset as a reduction in the carrying value of the debt on the consolidated balance sheets for Fiscal Years 2020 and 2019.  The fair value of the May 31, 2021 Option was determined using an option pricing model with a Monte Carlo simulation.  The difference between the carrying value of the Priming Loan and the principal amount was accreted over the term of the debt using the effective interest method.  The May 31, 2021 Option was remeasured to its fair value as of the end of each reporting period which resulted in charges of $2.8 million and $1.0 million for Fiscal Years 2021 and 2020, respectively, being recorded within Fair value adjustment of derivative in the consolidated statements of operations and comprehensive income.

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

The maturity date of the Subordinated Facility is November 8, 2024. Loans under the Subordinated Facility will bear interest at the Borrower’s election at (1) Base Rate (as defined in the Subordinated Facility) plus 11.00% or (2) LIBOR plus 12.00%, with a minimum LIBOR per annum of 1.00%. The Subordinated Facility is secured by substantially all of the real and personal property of the Company. The Subordinated Facility includes customary negative covenants for subordinated term loan agreements of this type, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Subordinated Facility also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $12.75 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5.75:1, which reduces over time, and (3) limits on capital spending of $23.0 million annually. The difference between the carrying value of the subordinated facility debt and the principal amount was accreted over the term of the debt using the effective interest method.

In accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders. See Note 15 for additional information regarding the warrants.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of January 29, 2022 and $11.1 million of short-term borrowings as of January 30, 2021. During the fiscal year ended January 29, 2022, there were no amounts drawn or outstanding under the ABL Facility. Based on the terms of the agreement and the increase for the letters of credit, the Company’s available borrowing capacity under the ABL Facility as of January 29, 2022 and January 30, 2021 was $22.6 million and $23.8 million, respectively.

The Company recorded interest expense related to the ABL Facility of $0.4 million and $0.8 million in Fiscal Years 2021 and 2020, respectively, and none in Fiscal Year 2019.

In the Fiscal Years 2020 and 2019, $0.1 million, and $0.2 million, respectively, of the debt issuance cost related to the ABL Facility were amortized to interest expense. There were no debt issuance costs related to the ABL Facility amortized to interest expense in Fiscal Year 2021.

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to: incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, undergo a change in control, make advances, investments and loans or modify its organizational documents. As discussed above, the Company was not in compliance with all the ABL Facility financial covenants during Fiscal Year 2020 until the Amendment discussed above permanently waived any defaults or events of default existing on or prior to September 30, 2020. As of January 29, 2022 and January 30, 2021, the Company was in compliance with all financial covenants in effect.

If an event of default (as defined in the applicable facility) occurs under the Priming Credit Agreement, Amended Existing Term Loan, ABL Facility or Subordinated Facility, the Company’s obligations under the applicable facility may be accelerated. In addition, a 2.00% interest surcharge will be imposed on overdue amounts under these facilities.

Letters of Credit

As of January 29, 2022 and January 30, 2021, there were outstanding letters of credit of $4.5 million and $2.9 million, respectively, which reduced the availability under the ABL Facility. As of January 29, 2022, the maximum commitment for letters of credit was $10.0 million. Letters of credit accrue interest at a rate equal to the applicable margin with respect to revolving loans maintained as LIBOR loans under the ABL facility. The Company primarily used letters of credit to secure payment of workers’ compensation claims and customs bonds. Letters of credit are generally obtained for a one-year term and automatically renew annually and would only be drawn upon if the Company fails to comply with its contractual obligations.

Payments of Long-term Debt Obligations Due by Period

As of January 29, 2022, minimum future principal amounts payable under the Company’s outstanding long-term debt are as follows (in thousands):

Fiscal Year	Term Loan	Priming Loan	Subordinated Facility	Total
2022	$4,963	$2,739	$—	$7,702
2023	—	2,739	—	2,739
2024	—	197,925	15,000	212,925
	$4,963	$203,403	$15,000	$223,366

The minimum future principal payments in the table above do not include the payment of PIK interest and PIK fees.  The Subordinated Facility requires a $10.6 million payment of PIK interest at maturity in Fiscal Year 2024.  If the Company were to make the minimum principal payments on the Priming Loan as presented in the table above, the Company would be required to make a $52.3 million payment for PIK fees and PIK interest at maturity in Fiscal Year 2024; however, the Company made a principal payment of $25.0 million on August 27, 2021 to avoid making any payments for PIK fees or PIK interest on the Priming Loan.  The Company used cash generated from operations to fund the $25.0 million principal payment.

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

The following tables present the carrying value and fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 29, 2022 and January 30, 2021, respectively (in thousands):

January 29, 2022		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$209,808	$—	$203,485	$—
Total financial instruments not carried at fair value	$209,808	$—	$203,485	$—

January 30, 2021		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Warrants	$15,997	$—	$15,997	$—
Derivative liability	2,436	—	2,436	—
Total recurring fair value measurements	$18,433	$—	$18,433	$—
Financial instruments not carried at fair value:
Total debt	$231,511	$—	$220,010	$—
Total financial instruments not carried at fair value	$231,511	$—	$220,010	$—

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

The methodology used by the Company to determine the fair value of its financial assets and liabilities at January 29, 2022, is the same as that used at January 30, 2021.

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

Concentration Risk

An adverse change in the Company’s relationships with its key suppliers, or loss of the supply of one of the Company’s key products for any reason, could have a material effect on the business and results of operations of the Company. One supplier accounted for 11.7% and another supplier accounted for 11.2% of the Company’s purchases during Fiscal Year 2021.  There are many potential suppliers in the industry that could become a supplier if we were to lose one of our large suppliers.

Other Commitments

The Company enters into other cancelable and noncancelable commitments. Typically, these commitments are for less than one year in duration and are principally for the procurement of inventory. Preliminary commitments with the Company’s merchandise vendors are made approximately six months in advance of the planned receipt date.

13. Operating Leases

As of January 29, 2022, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels and month-to-month leases.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of January 29, 2022, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

The Company adopted Topic 842 as of February 3, 2019. Under this guidance the Company did not record any deferred lease liabilities as of January 29, 2022. The Company maintained a tenant incentive liability of $1.0 million and $1.2 million as of January 29, 2022 and January 30, 2021, respectively, related to certain variable retail leases.

The components of lease expense were as follows (in thousands):

Lease Cost	Classification	Year Ended January 29, 2022	Year Ended January 30, 2021	Year Ended February 1, 2020
Operating lease cost	SG&A Expenses	$40,538	$43,824	$47,482
Variable lease cost	SG&A Expenses	1,354	1,340	3,434
Total lease cost		$41,892	$45,164	$50,916

During Fiscal Year 2020, the Company reduced the net carrying value of right-of-use assets to their estimated fair value, which was determined using a discounted cash flows method.  These impairment charges arose from the material adverse effect that COVID-19 had on our results of operations, particularly with our store fleet.  The Company recognized non-cash impairment charges associated with right-of-use assets of $23.0 million during Fiscal Year 2020.  There were no impairments recorded in Fiscal Year 2021.

As a result of COVID-19 related temporary store closures, the Company withheld rent payments for all of its retail locations in April and May 2020 and for some of its retail locations in June 2020. The Company successfully negotiated commercially reasonable lease concessions with the landlords for substantially all of our leases by January 30, 2021, which include combinations of abated and deferred rent payments as well as term extensions. The Company is actively negotiating with the landlords of its other leases, and the withheld rent payments for such leases amounted to approximately $1.9 million as of January 30, 2021, which we have included in Accrued expenses and other current liabilities on the consolidated balance sheets. The Company did not anticipate any significant late payment penalties; therefore, we did not accrue any related expenses as of January 30, 2021.

For the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, total common area maintenance expense was $14.6 million, $14.2 million and $14.4 million, respectively.

For the fiscal years ended January 29, 2022 and January 30, 2021, the total cash paid for amounts included in the measurement of operating lease liabilities was $49.6 million and $40.1 million, respectively.

The Company used an incremental borrowing rate on February 3, 2019, for operating leases that commenced prior to that date. The incremental borrowing rate is estimated based upon (1) the financial condition and credit rating of the Company and its peers, (2) the term of the lease, (3) the nature of the underlying asset, and (4) the relative economic environment.

Lease Term and Discount Rate	January 29, 2022	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.0	6.5	7.2
Weighted-average discount rate
Operating leases	6.5%	6.6%	6.5%

Maturities of lease liabilities as of January 29, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2022	$39,113
2023	39,941
2024	35,359
2025	29,880
2026	25,964
Thereafter	43,027
Subtotal	213,284
Less: Imputed interest	37,800
Present value of lease liabilities	$175,484

(1)	There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

14. Income Taxes

The provision (benefit) for income taxes for the Fiscal Years 2021, 2020, and 2019 consists of the following (in thousands):

	For the Fiscal Year Ended January 29, 2022	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020
Current
U.S. Federal	$9,790	$(30,304)	$5,636
State and local	1,359	(659)	2,165
Total current	11,149	(30,963)	7,801
Deferred tax benefit
U.S. Federal	(1,913)	(13,922)	(8,681)
State and local	(1,218)	(3,277)	(2,142)
Total deferred tax benefit	(3,131)	(17,199)	(10,823)
Total income tax (benefit) provision	$8,018	$(48,162)	$(3,022)

The effective tax rate for the fiscal year ended January 29, 2022 differs from the federal statutory rate of 21% primarily due to the nondeductible fair value adjustment of the warrants and the Priming Loan embedded derivative, the impact of executive compensation limitations, the impact of state and local income taxes and valuation allowance changes.

A reconciliation of the federal statutory income tax rate of 21% to the Company’s effective tax rate is as follows for the periods presented:

	For the Fiscal Year Ended January 29, 2022	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax effect	(14.7)%	4.9%	0.3%
Fair market value of warrants and derivative	(59.9)%	0.0%	0.0%
Disallowed officer compensation	(6.0)%	0.0%	0.0%
Goodwill impairment	0.0%	(2.0)%	(19.1)%
Net operating loss CARES ACT benefit	0.3%	5.7%	0.0%
Valuation allowance	14.1%	(2.9)%	0.0%
Nondeductible equity-based compensation expense	4.4%	(0.2)%	0.1%
Charitable contributions	0.6%	0.1%	0.1%
Tax return to provision adjustments	(0.2)%	0.0%	0.0%
Other	0.6%	(0.9)%	(0.1)%
Effective tax rate	(39.8)%	25.7%	2.3%

The effective tax rate for the fiscal year ended January 29, 2022 differs from the federal statutory rate of 21% primarily due to the nondeductible fair value adjustment of the warrants and the Priming Loan embedded derivative, the impact of executive compensation limitations, the impact of state and local income taxes and valuation allowance changes.

The components of deferred tax assets (liabilities) were as follows (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets
Accrued expenses	$6,127	$7,984
State net operating loss carryforward	2,514	4,621
Start-up costs	472	539
Debt issuance costs	1,044	—
Lease liabilities	45,724	58,768
Total deferred tax assets, gross	55,881	71,912
Less: Deferred tax valuation allowances	(2,657)	(5,472)
Total deferred tax assets net of valuation allowances	53,224	66,440
Deferred tax liabilities
Inventory	(900)	(1,930)
Lease assets	(33,976)	(42,785)
Fixed assets	(8,466)	(11,748)
Intangible assets	(19,976)	(22,148)
Debt issuance costs	—	(415)
Prepaid expenses	(610)	(1,249)
Total deferred tax liabilities	(63,928)	(80,275)
Net deferred tax liabilities	$(10,704)	$(13,835)

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not recognize part of the state deductible differences and net operating losses. Accordingly, a valuation allowance has been established against the Company’s state deferred tax assets of $2.7 million as of January 29, 2022 and $5.5 million as of January 30, 2021. The valuation allowance decreased by $2.8 million primarily as a result of the increase in net operating loss carryforward utilized in the current year.

As of January 29, 2022, the Company does not have a federal net operating loss carryforward.  The Company does have $3.2 million of state net operating loss and interest carryforward benefit, of which a majority expire at various dates between 2031-2041. The Company had no federal or state tax credit carryforwards as of January 29, 2022 and January 30, 2021.

The following table summarizes the changes in the Company’s unrecognized income tax benefits for Fiscal Years 2021, 2020 and 2019 (in thousands):

	For the Fiscal Year Ended January 29, 2022	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020
Balance at the beginning of the period	$336	$—	$—
Increases based on tax positions related to the current period	—	336	—
Increases for tax positions related to prior periods	63	—	—
Balance at the end of the period	$399	$336	$—

The Company had gross unrecognized tax benefits of $0.4 million and $0.3 million as of January 29, 2022 and January 30, 2021, respectively. The Company did not have any unrecognized tax benefits as of February 1, 2020.  The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of January 29, 2022, no significant penalties or interest have been accrued.

For federal and state income tax purposes, the Company’s tax years remain open under statute for Fiscal Year 2018 to present.

15. Earnings Per Share

The following table summarizes the computation of basic and diluted net loss per common share for the Fiscal Years 2021, 2020 and 2019 and (in thousands, except share and per share data):

	For the Fiscal Year Ended January 29, 2022	For the Fiscal Year Ended January 30, 2021	For the Fiscal Year Ended February 1, 2020
Numerator
Net loss attributable to common shareholders	$(28,143)	$(139,404)	$(128,567)
Denominator
Weighted average number of common shares outstanding	9,886,343	9,159,686	8,749,865
Assumed exercise of warrants	2,543,416	—	—
Weighted average common shares, basic and diluted	12,429,759	9,159,686	8,749,865
Net loss per common share, basic and diluted	$(2.26)	$(15.22)	$(14.69)

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, there were 700,207, 459,452 and  605,055 such awards excluded for the Fiscal Years 2021, 2020 and 2019, respectively.

On November 4, 2020, the Company announced a 1-for-5 reverse stock split effective November 9, 2020.  The Company’s shareholders received one share for every five shares held prior to the effective date.  The Company adjusted the computations of basic and diluted EPS retroactively for all periods presented to reflect the change in capital structure.

Warrants

On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of Common Stock to the Priming Lenders with a value of approximately $5.2 million based upon the preceding 5-day volume weighted average share price rather than repay $4.9 million of principal. As a result of this choice and because of the antidilution provision under the warrant agreement, the penny warrants became exercisable into 3,820,748 shares of common stock for an aggregate exercise price of $186,000. During Fiscal Year 2021, the Company recognized approximately $2.8 million and $57.0 million of non-cash charges recorded within Fair value adjustments – derivative and Fair value adjustments – warrants, respectively, in the condensed consolidated statements of operations and comprehensive income during the thirteen and twenty-six weeks ended July 31, 2021, respectively.  Effective May 31, 2021, the remaining derivative and warrants liabilities totaling $78.2 million were reclassed to Additional paid-in capital because from that date they can only be settled by exercise of the warrants into common stock (i.e., cash is no longer a settlement option).

Effective May 31, 2021 the warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non substantive in relation to the fair value of the common shares to be issued upon exercise.

16. Equity-Based Compensation

During Fiscal Year 2017, at the time of the Company’s IPO, the total issued unvested common interests under the Incentive Equity Plan (the “Plan”) were converted to 477,000 restricted share awards (“RSAs”) under the Plan. The RSAs granted employees of the Company are classified as equity awards and are generally subject to a five-year vesting period, with either a monthly or annual cliff vest. During Fiscal Year 2021, there were no RSAs forfeited. During Fiscal Years 2020 and 2019, there were RSAs forfeited of 661 shares, and 33,754 shares, respectively.

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

During Fiscal Years 2021, 2020 and 2019, the Committee granted RSUs under the 2017 Plan, which vest 25% each year, over four years from the grant date. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair market value of RSUs is determined based on the market price of the Company’s shares on the date of the grant.

The Committee approved employment inducement awards, granting 60,529 RSUs during Fiscal Year 2019 and 167,008 RSUs and 159,374 non-qualified stock options during Fiscal Year 2018.

The following table summarizes restricted stock activity during Fiscal Years 2021, 2020 and 2019, inclusive of inducement awards:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested units outstanding at February 2, 2019	576,680	$16.05
Granted	486,296	20.90
Vested	(247,768)	20.40
Forfeited	(326,136)	22.87
Unvested units outstanding at February 1, 2020	489,072	$12.74
Granted	168,421	2.75
Vested	(188,764)	16.69
Forfeited	(79,443)	16.94
Unvested units outstanding at January 30, 2021	389,286	$13.81
Granted	479,527	10.38
Vested	(136,187)	14.37
Forfeited	(58,289)	13.86
Unvested units outstanding at January 29, 2022	674,337	$11.27

As of January 29, 2022, there was $5.1 million of total unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average service period of 2.6 years. The weighted-average grant date fair value per share of restricted stock granted during Fiscal Years 2021, 2020 and 2019, was $10.38, $2.75, and $20.90, respectively. The total fair value of restricted stock vested during Fiscal Years 2021, 2020, and 2019 was $1.9 million, $3.2 million, and $5.1 million, respectively.

The 2017 Plan has 989,453 shares of common stock reserved for issuance to awards granted by the Committee. As of January 29, 2022, there were an aggregate of 22,463 shares remaining for future issuance.

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

The following table summarizes stock option activity during Fiscal Years 2021, 2020 and 2019, inclusive of inducement awards:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate- Intrinsic Value(1)
				(years)	(thousands)
Units outstanding at February 2, 2019	209,910	$15.65	$34.55	9.0	$749.1
Forfeited	(189,019)	14.04	25.39	—	—
Options outstanding at February 1, 2020	20,891	$30.16	$59.85	7.3	$—
Forfeited	(1,990)	30.16	59.85	—	—
Options outstanding at January 30, 2021	18,901	$30.15	$59.85	6.3	$—
Forfeited	(249)	$30.16	$59.85	—	$—
Options outstanding at January 29, 2022	18,652	$30.15	$59.85	5.3	$—
Options exercisable at January 29, 2022	16,414	$30.15	$59.85	5.3	$—

(1)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

As of January 29, 2022, there was no unrecognized compensation cost related to stock options as all options were fully vested. There were no stock options granted during Fiscal Years 2021, 2020 and 2019.

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

The Company established an Employee Stock Purchase Plan (the “Purchase Plan”) during Fiscal Year 2017, under which a maximum of 40,000 shares of common stock may be purchased by eligible employees as defined by the Purchase Plan. As of January 29, 2022 and January 30, 2021, there were 2,344 shares authorized and available for future issuance under the Purchase Plan. During Fiscal Year 2020, the Purchase Plan was suspended due to an inadequate number of authorized and available shares. The Purchase Plan remained suspended as of January 29, 2022.

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

Equity-based compensation expense for all award types of $2.6 million, $2.1 million and $4.6 million was recorded as a Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income during the Fiscal Years 2021, 2020 and 2019, respectively.

Special Dividend

On March 6, 2019, the Company’s Board of Directors declared a special cash dividend (the “Special Dividend”) of $5.75 per share payable to shareholders of record as of March 19, 2019, of which $50.2 million was paid on April 1, 2019 to shareholders.

In connection with the Special Dividend, pursuant to anti-dilution provisions in the 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), the Company adjusted outstanding equity awards in order to prevent dilution of such awards. Accordingly, the Company adjusted the number of outstanding unvested restricted stock units (“RSUs”) as of the payment date of the dividend with an additional number of RSUs (“Dividend Equivalent Units” or “DEUs”) equal to the quotient obtained by dividing (x) the product of the number of unvested RSUs as of the record date by the amount of the dividend per share, by (y) the fair market value of share on the payment date of the Special Dividend. The DEUs will follow the same vesting pattern as the RSUs. For holders of outstanding options as of March 19, 2019, the option strike price on such options was reduced by the per share amount of the Special Dividend. Holders of unvested Restricted Stock Awards (“RSAs”) received a forfeitable $5.75 per share dividend on unvested RSAs as of March 19, 2019. In Fiscal Year 2021, an amendment to increase the number of shares authorized for issuance under the 2017 Plan was approved. A total of 380,000 shares was authorized.

17. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors. In accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders.  See Note 10, Debt, for a further discussion of the Subordinated Facility and penny warrants.  During Fiscal Years 2021 and 2020, the Company incurred $2.0 million and $0.5 million, and $57.0 million and $4.2 million of Interest expense, net – related party and Fair value adjustment of warrants – related party, respectively, associated with the Subordinated Facility in the consolidated statements of operations and comprehensive income.

The Company recorded $3.3 million of costs during Fiscal Year 2020 for professional fees of advisors to TowerBrook for services associated with the Transaction. The costs were included within Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

During the Fiscal Years 2021, 2020 and 2019, the Company incurred an immaterial amount of other related party transactions.

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

The Company had used a minimal amount of the media credits during Fiscal Year 2020 and after a review of the current plans for marketing and advertising, the Company decided to abandon the media credits and recorded a $1.9 million charge within Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income for Fiscal Year 2020.