Form 10-Q
period 2022-04-30
J.Jill, Inc.
filed 2022-06-08
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

Securities registered pursuant to Section 12(g) of the Act: None

As of May 31, 2022, the registrant had 10,105,162 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	April 30, 2022	January 29, 2022
Assets
Current assets:
Cash	$40,839	$35,957
Accounts receivable	7,596	5,811
Inventories, net	63,216	56,024
Prepaid expenses and other current assets	27,135	25,456
Total current assets	138,786	123,248
Property and equipment, net	53,254	57,329
Intangible assets, net	78,830	80,711
Goodwill	59,697	59,697
Operating lease assets, net	132,899	130,744
Other assets	116	120
Total assets	$463,582	$451,849
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$46,535	$49,924
Accrued expenses and other current liabilities	49,281	48,853
Current portion of long-term debt	7,671	7,692
Current portion of operating lease liabilities	34,669	32,276
Total current liabilities	138,156	138,745
Long-term debt, net of discount and current portion	196,257	196,511
Long-term debt, net of discount - related party	6,407	5,605
Deferred income taxes	10,704	10,704
Operating lease liabilities, net of current portion	140,757	143,207
Other liabilities	1,619	1,731
Total liabilities	493,900	496,503
Commitments and contingencies (see Note 11)
Shareholders’ Deficit
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,099,844 and 10,001,422 shares issued and outstanding at April 30, 2022 and January 29, 2022, respectively	100	100
Additional paid-in capital	209,668	209,747
Accumulated deficit	(240,086)	(254,501)
Total shareholders’ deficit	(30,318)	(44,654)
Total liabilities and shareholders’ deficit	$463,582	$451,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	$157,069	$129,086
Costs of goods sold (exclusive of depreciation and amortization)	47,606	41,260
Gross profit	109,463	87,826
Selling, general and administrative expenses	85,578	79,139
Operating income	23,885	8,687
Fair value adjustment of derivative	—	2,150
Fair value adjustment of warrants - related party	—	18,646
Interest expense, net	3,658	4,346
Interest expense, net - related party	802	461
Income (loss) before provision for income taxes	19,425	(16,916)
Income tax provision	5,010	1,392
Net income (loss) and total comprehensive income (loss)	$14,415	$(18,308)
Per share data (Note 8):
Net income (loss) per common share:
Basic	$1.04	$(1.89)
Diluted	$1.02	$(1.89)
Weighted average common shares:
Basic	13,874,546	9,666,353
Diluted	14,171,082	9,666,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 29, 2022	10,001,422	$100	$209,747	$(254,501)	$(44,654)
Vesting of restricted stock units	146,852	—	—	—	—
Surrender of shares to pay withholding taxes	(48,430)	—	(821)	—	(821)
Equity-based compensation	—	—	742	—	742
Net income	—	—	—	14,415	14,415
Balance, April 30, 2022	10,099,844	$100	$209,668	$(240,086)	$(30,318)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)
Vesting of restricted stock units	111,248	1	(1)	—	—
Surrender of shares to pay withholding taxes	(31,171)	—	(271)	—	(271)
Equity-based compensation	—	—	443	—	443
Net loss	—	—	—	(18,308)	(18,308)
Balance, May 1, 2021	9,711,710	$98	$129,534	$(244,666)	$(115,034)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net Income (loss)	$14,415	$(18,308)
Operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,713	7,577
Adjustment for exited retail stores	(243)	(719)
Loss on disposal of fixed assets	92	86
Noncash interest expense, net	1,242	929
Noncash change in fair value of derivative	—	2,150
Noncash change in fair value of warrants - related party	—	18,646
Equity-based compensation	742	443
Deferred rent incentives	(115)	(633)
Deferred income taxes	—	31
Changes in operating assets and liabilities:
Accounts receivable	(1,785)	708
Inventories	(7,192)	(1,263)
Prepaid expenses and other current assets	(1,679)	(1,671)
Accounts payable	(3,560)	(9,042)
Accrued expenses	502	(1,187)
Operating lease assets and liabilities	(1,969)	(1,856)
Other noncurrent assets and liabilities	5	(24)
Net cash provided by (used in) operating activities	7,168	(4,133)
Investing activities:
Purchases of property and equipment	(750)	(476)
Net cash used in investing activities	(750)	(476)
Financing activities:
Borrowings under revolving credit facility	—	41,288
Repayments of revolving credit facility	—	(29,390)
Repayments on debt	(715)	(700)
Surrender of shares to pay withholding taxes	(821)	(271)
Net cash (used in) provided by financing activities	(1,536)	10,927
Net change in cash	4,882	6,318
Cash:
Beginning of Period	35,957	4,407
End of Period	$40,839	$10,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through about 250 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K (the “2021 Annual Report”) for the fiscal year ended January 29, 2022 (“Fiscal Year 2021”) in preparing these unaudited interim condensed consolidated financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 29, 2022 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended April 30, 2022 are not necessarily indicative of future results or results to be expected for the full year ending January 28, 2023 (“Fiscal Year 2022”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2021 Annual Report.

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
•
Insurance costs; and
•
Consulting and professional fees.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. This standard was adopted by the Company in the first quarter of Fiscal Year 2022. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform”, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is currently effective and may be applied prospectively at any point through December 31, 2022. The Company is assessing what impact this guidance will have on the Company’s condensed consolidated financial statements.

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

	For the Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Retail	$84,212	$54,916
Direct	72,857	74,170
Net revenues	$157,069	$129,086

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	April 30, 2022	January 29, 2022
Contract liabilities:
Signing bonus	$188	$224
Unredeemed gift cards	6,084	7,410
Total contract liabilities (1)	$6,272	$7,634

(1)
The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The long-term portion of the signing bonus is included in Other long-term liabilities on the Company’s condensed consolidated balance sheets.

For the thirteen weeks ended April 30, 2022 and May 1, 2021, the Company recognized approximately $3.0 million and $2.4 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and earned during the period.

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

Practical Expedients and Policy Elections

The Company excludes from its revenue all amounts collected from customers for sales taxes that are remitted to taxing authorities.

Shipping and handling activities that occur after control of related goods transfers to the customer are accounted for as fulfillment activities rather than assessing these activities as performance obligations.

The Company does not disclose remaining performance obligations that have an expected duration of one year or less.

4. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at April 30, 2022 and January 29, 2022. The following table displays a rollforward of the carrying amount of goodwill from February 1, 2021 to April 30, 2022 (in thousands):

Goodwill at February 1, 2021	$59,697
Impairment losses	—
Balance, January 29, 2022	59,697
Impairment losses	—
Balance, April 30, 2022	$59,697

The accumulated goodwill impairment losses as of April 30, 2022 are $137.3 million.

A summary of other intangible assets as of April 30, 2022 and January 29, 2022 is as follows (in thousands):

		April 30, 2022
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	86,750	2,620	44,830
Total intangible assets		$192,300	$86,750	$26,720	$78,830

		January 29, 2022
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	84,869	2,620	46,711
Total intangible assets		$192,300	$84,869	$26,720	$80,711

Total amortization expense for these amortizable intangible assets was $1.9 million and $2.1 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2022	$5,642
2023	6,942
2024	5,231
2025	4,693
2026	4,556
Thereafter	17,766
Total	$44,830

Impairment Tests

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

For goodwill and other intangible assets, the Company performed the required review for potential impairments and no material impairments were indicated.

5. Debt

The components of the Company’s outstanding long-term debt at April 30, 2022 and January 29, 2022 were as follows (in thousands):

	At April 30, 2022
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Existing Term Loan due 2022	$4,932	$—	$—	$4,932
Priming Term Loan due 2024	202,718	(1,215)	(2,507)	198,996
Subordinated Term Loan due 2024	18,415	—	(12,008)	6,407
Revolver due 2024	—	—	—	—
Totals	226,065	(1,215)	(14,515)	210,335
Less: Current portion	(7,671)	—	—	(7,671)
Net long-term debt	$218,394	$(1,215)	$(14,515)	$202,664

	At January 29, 2022
	Outstanding Balance		Original Issue Discount		Capitalized Fees & Expenses		Balance Sheet
Existing Term Loan due 2022	$4,963		$(10)		$—		$4,953
Priming Term Loan due 2024	203,403		(1,356)		(2,797)		199,250
Subordinated Term Loan due 2024	17,829		—		(12,224)		5,605
Revolver due 2024	—	—	—	—	—	—	—
Totals	226,195		(1,366)		(15,021)		209,808
Less: Current portion	(7,692)		—		—		(7,692)
Net long-term debt	$218,503		$(1,366)		$(15,021)		$202,116

Existing Term Loan

The Company is party to a term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, a wholly owned subsidiary of us, and the various lenders party thereto, as amended on May 27, 2016 (the “Term Loan”). On September 30, 2020, in accordance with the Transaction Support Agreement (“TSA”), the Company entered into an Amendment to the Term Loan (the “Amendment”). The maturity date of the Amended Existing Term Loan Agreement remained May 8, 2022. As of April 30, 2022 and January 29, 2022, the Company was in compliance with all financial covenants in effect. On May 8, 2022 the Existing Term Loan was re-paid in full.

Priming Term Loan

The Company is party to a senior secured priming term loan facility, dated September 30, 2020 (the “Priming Loan” and, the lenders thereunder, the “Priming Lenders”).The maturity date of the Priming Credit Agreement is May 8, 2024, and the loans under the Priming Credit Agreement bear interest at the Company’s election at: (1) Base Rate (as defined in the Priming Credit Agreement) plus 4.00% or (2) LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis. The Priming Credit Agreement offered the option to make a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there would be a paid-in-kind (“PIK”) interest rate increase and a PIK fee. On August 27, 2021, the Company made the principal paydown of $25.0 million to avoid additional PIK and interest fees.

In accordance with the Priming Credit Agreement, on May 31, 2021, the Company had the choice (the “May 31, 2021 Option”) to either (i) repay a stated principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount as defined in the Agreement. On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of Common Stock to the Priming Lenders with a value of approximately $5.2 million (based on the value of those shares as of close on that date). The May 31, 2021 Option was considered an embedded derivative within the Priming Loan that was required to be adjusted to fair value each period while it was outstanding, with the adjustment being recorded in income. For the thirteen weeks ended May 1, 2021, this fair value adjustment resulted in a charge of $2.1 million being recorded within Fair value adjustment of derivative in the condensed consolidated statements of operations and comprehensive income.

The Company’s obligations under the Priming Credit Agreement are secured by substantially all of the real and personal property of the Company and certain of its subsidiaries, subject to certain customary exceptions. The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $15.0 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5:1, which reduces over time, and (3) limits on capital expenditures of $20.0 million annually. As of April 30, 2022 and January 29, 2022, the Company was in compliance with all covenants.

Subordinated Term Loan

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

On May 31, 2021, in accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders. See Note 8 for additional information regarding the warrants.

Asset-Based Revolving Credit Agreement

The Company is party to a secured $40.0 million asset-based revolving credit facility agreement (the “ABL Facility”).

On April 15, 2022, the Company entered into an Amendment No. 5 to its ABL Credit Agreement (the “ABL Amendment”), by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc., Jill Intermediate LLC, the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent. The ABL Amendment (i) extended the maturity date of the ABL Facility from May 8, 2023 to May 8, 2024, provided that if by November 4, 2023, the Priming Loan maturity date has not been appropriately extended to a date that is at least November 4, 2024, then the ABL Facility maturity date shall automatically be deemed to be November 4, 2023, and (ii) changed the benchmark interest rate applicable to the loans under the ABL Facility from LIBOR to the forward-looking secured overnight financing rate.

The Company had no short-term borrowings under the Company’s ABL Facility as of April 30, 2022 and January 29, 2022. The Company’s available borrowing capacity under the ABL Facility as of April 30, 2022 and January 29, 2022 was $35.5 million and $22.6 million, respectively. At April 30, 2022 and January 29, 2022, there were outstanding letters of credit of $4.5 million, which reduced the availability under the ABL Facility. As of April 30, 2022, the maximum commitment for letters of credit was $10.0 million.

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

The following table presents the carrying value and fair value hierarchy for debt as of April 30, 2022 and January 29, 2022, respectively (in thousands):

		Fair Value as of April 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$210,335	$—	$205,304	$—
Total financial instruments not carried at fair value	$210,335	$—	$205,304	$—

		Fair Value as of January 29, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$209,808	$—	$203,485	$—
Total financial instruments not carried at fair value	$209,808	$—	$203,485	$—

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

The methodology used by the Company to determine the fair value of its financial assets and liabilities at April 30, 2022, is the same as that used at January 29, 2022. Effective May 31, 2021, the warrants and derivative liabilities were transferred to equity and are no longer measured at fair value on a recurring basis.

The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, accounts payable and any amounts drawn on its revolving credit facilities, consisting primarily of instruments without extended maturities, based on management’s estimates, approximates their fair value due to the short-term maturities of these instruments.

Assets and Liabilities with Recurring Fair Value Measurements - Certain assets and liabilities may be measured at fair value on an ongoing basis. We did not elect to apply the fair value option for recording financial assets and financial liabilities. Other than total debt, we do not have any assets or liabilities which we measure at fair value on a recurring basis.

Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, intangible assets, and debt are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets and liabilities as part of related impairment tests or for disclosure purposes. See Note 4, Goodwill and Other Intangible Assets, for additional information.

7. Income Taxes

The Company recorded an income tax provision of $5.0 million for the thirteen weeks ended April 30, 2022 and an income tax provision of $1.4 million during the thirteen weeks ended May 1, 2021. The effective tax rate was 25.8% for the thirteen weeks ended April 30, 2022, and (8.2%) for the thirteen weeks ended May 1, 2021.

The effective tax rate for the thirteen weeks ended April 30, 2022 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and partial release of its valuation allowance on state deferred tax assets. The effective tax rate for the thirteen weeks ended May 1, 2021 differs from the federal statutory rate of 21% primarily due to the nondeductible fair value adjustment of the warrants and the Priming Loan embedded derivative, the impact of executive compensation limitations and the impact of state and local income taxes.

8. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Numerator
Net income (loss) attributable to common shareholders	$14,415	$(18,308)
Denominator
Weighted average number of common shares outstanding	10,065,969	9,666,353
Assumed exercise of warrants	3,808,577	—
Weighted average common shares, basic	13,874,546	9,666,353
Dilutive effect of stock options and restricted shares	296,536	—
Weighted average common shares, diluted	14,171,082	9,666,353
Net income (loss) per common share, basic	$1.04	$(1.89)
Net income (loss) per common share, diluted	$1.02	$(1.89)

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 162,406 and 130,812 shares for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive. Also, the warrants were excluded from the calculation of earnings per share for the thirteen weeks ended May 1, 2021 because the effect of including them would have been antidilutive. Additionally, the shares issued to the priming lenders under the May 31, 2021 option and related share exercise ratio impact on penny warrants due to the antidilution provisions, were also excluded from the calculation of earnings per share for the thirteen weeks ended May 1, 2021 because the effect of including them would have been antidilutive.

Effective May 31, 2021 the warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non substantive in relation to the fair value of the common shares to be issued upon exercise.

9. Equity-Based Compensation

Equity-based compensation expense was $0.7 million and $0.4 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

10. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors. In accordance with the Subordinated Facility, the Company issued penny warrants to the Subordinated Lenders.

For the thirteen weeks ended April 30, 2022 the Company incurred $0.8 million of Interest expense, net – related party associated with the Subordinated Facility in the condensed consolidated statements of operations and comprehensive income. For the thirteen weeks ended May 1, 2021, the Company incurred $0.5 million and $18.6 million, respectively, of Interest expense, net – related party and Fair value adjustment of warrants – related party. For both the thirteen weeks ended April 30, 2022 and May 1, 2021 the Company incurred an immaterial amount of other related party transactions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended January 28, 2023 ( “Fiscal Year 2022”) and fiscal year ended January 29, 2022 (“Fiscal Year 2021”) are both comprised of 52 weeks.

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through about 250 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

Factors Affecting Our Operating Results

Various factors are expected to continue to affect our results of operations going forward, including the following:

Overall Economic Trends. Consumer purchases of clothing and other merchandise generally decline during recessionary periods and other periods when disposable income is adversely affected, and consequently our results of operations may be affected by general economic conditions. For example, reduced consumer confidence, lower availability and higher cost of consumer credit may reduce demand for our merchandise and may limit our ability to increase or sustain prices. The growth rate of the market could be affected by macroeconomic conditions in the United States. Additionally, a significant resurgence of the COVID-19 pandemic could impact our sales and business operations.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating metrics, including GAAP and non-GAAP measures, including the following:

Net sales consists primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through our retail stores (“Retail”) and through our website and catalog orders (“Direct”). Net sales also include shipping and handling fees collected from customers and royalty revenues and marketing reimbursements related to our private label credit card agreement. Retail revenue is recognized at the time of sale and Direct revenue is recognized upon shipment of merchandise to the customer.

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

Costs of goods sold (“COGS”) includes the direct costs of sold merchandise, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use markdowns to liquidate these products. Changes in the assortment of our products may also impact our gross profit. The timing and level of markdowns are driven by customer acceptance of our merchandise. The Company’s COGS, and consequently gross profit, may not be comparable to those of other retailers, as inclusion of certain costs vary across the industry.

The primary drivers of the COGS are raw materials and transportation or freight costs, which fluctuate based on certain factors beyond our control, including labor conditions, energy prices, currency fluctuations and commodity prices. We place orders with merchandise suppliers in United States dollars and, as a result, are not exposed to significant foreign currency exchange risk.

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

Adjusted earnings before interest, taxes, depreciation and amortization (“ Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income (loss) plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Statements of Operations Data:
Net income (loss)	$14,415	$(18,308)
Fair value adjustment of derivative	—	2,150
Fair value adjustment of warrants - related party (a)	—	18,646
Interest expense, net	3,658	4,346
Interest expense, net - related party	802	461
Income tax provision	5,010	1,392
Depreciation and amortization	6,713	7,576
Equity-based compensation expense (b)	742	443
Write-off of property and equipment (c)	92	86
Adjustment for exited retail stores (d)	(243)	(719)
Impairment of long-lived assets (e)	108	—
Other non-recurring items (f)	—	852
Adjusted EBITDA	$31,297	$16,925
Net sales	$157,069	$129,086
Adjusted EBITDA margin	19.9%	13.1%

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
(e)
Represents impairment of long-lived assets related to leasehold improvements.
(f)
Represents items management believes are not indicative of ongoing operating performance, including professional fees, retention expenses and costs related to the COVID-19 pandemic.

Items Affecting Comparability of Financial Results

Fair value adjustments. Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020. These fair value adjustments were due to the increase in J.Jill’s stock price from January 30, 2021 through May 31, 2021. Effective May 31, 2021, these liabilities were reclassified to equity because from that date they can only be settled by exercise of the warrants into common stock. Our Fiscal Year 2021 results include fair value adjustments totaling $20.8 million for the thirteen weeks ended May 1, 2021 and no fair value adjustments for the thirteen weeks ended April 30, 2022. See Note 8, Net Loss per Share, in Item 1, Financial Statements, for additional information on these fair value adjustments.

Results of Operations

Thirteen weeks ended April 30, 2022 Compared to Thirteen weeks ended May 1, 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended May 1, 2021 to the Thirteen Weeks
	April 30, 2022		May 1, 2021		Ended April 30, 2022
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$157,069	100.0%	$129,086	100.0%	$27,983	21.7%
Costs of goods sold	47,606	30.3%	41,260	32.0%	6,346	15.4%
Gross profit	109,463	69.7%	87,826	68.0%	21,637	24.6%
Selling, general and administrative expenses	85,578	54.5%	79,139	61.3%	6,439	8.1%
Operating income	23,885	15.2%	8,687	6.7%	15,198	175.0%
Fair value adjustment of derivative	—	—	2,150	1.7%	(2,150)	(100.0)%
Fair value adjustment of warrants - related party	—	—	18,646	14.4%	(18,646)	(100.0)%
Interest expense, net	3,658	2.3%	4,346	3.4%	(688)	(15.8)%
Interest expense, net - related party	802	0.5%	461	0.4%	341	74.0%
Income (loss) before provision for income taxes	19,425	12.4%	(16,916)	(13.1)%	36,341	(214.8)%
Income tax provision	5,010	3.2%	1,392	1.1%	3,618	259.9%
Net income (loss)	$14,415	9.2%	$(18,308)	(14.2)%	$32,723	(178.7)%

Net Sales

Net sales for the thirteen weeks ended April 30, 2022 increased $28.0 million, or 21.7%, to $157.1 million from $129.1 million for the thirteen weeks ended May 1, 2021. The increase in net sales was due to total company comparable sales of 24.0%. Net sales benefited from an increase in Retail customer traffic as well as strong full-price sales and lower levels of promotions as compared to the thirteen weeks ended May 1, 2021.

Our Retail channel contributed 53.6% of our net sales in the thirteen weeks ended April 30, 2022 and 42.5% in the thirteen weeks ended May 1, 2021. Our Direct channel contributed 46.4% of our net sales in the thirteen weeks ended April 30, 2022 and 57.5% in the thirteen weeks ended May 1, 2021. We operated 249 and 265 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended April 30, 2022 increased $21.6 million, or 24.6%, to $109.5 million from $87.8 million for the thirteen weeks ended May 1, 2021. The gross margin for the thirteen weeks ended April 30, 2022 was 69.7% compared to 68.0% for the thirteen weeks ended May 1, 2021. The gross margin for the thirteen weeks ended April 30, 2022 benefited from better full price selling and a lower level of promotional discounts, while the gross margin for the thirteen weeks ended May 1, 2021 was negatively impacted by the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended April 30, 2022 increased $6.4 million, or 8.1%, to $85.6 million from $79.1 million for the thirteen weeks ended May 1, 2021. The increase is primarily driven by a $3.8 million increase in management incentive bonus expense, a $1.4 million increase in marketing expenses and a $0.6 million increase in shipping and supplies expenses. Marketing expenses increased primarily due to a $0.8 million increase in catalog costs and a $0.7 million increase in paid search and digital media expenses, partially offset by decreases in photography and revenue share fees.

As a percentage of net sales, selling, general and administrative expenses were 54.5% for the thirteen weeks ended April 30, 2022 compared to 61.3% for the thirteen weeks ended May 1, 2021.

Fair Value Adjustments

For the thirteen weeks ended May 1, 2021, fair value adjustments consist of the mark-to-market of derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, Priming Loan, Subordinated Facility and ABL Facility, partially offset by interest earned on cash. Interest expense, net was $4.5 million and $4.8 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

Income Tax Provision

The income tax provision was $5.0 million for the thirteen weeks ended April 30, 2022 compared to a provision for income taxes of $1.4 million for the thirteen weeks ended May 1, 2021, while our effective tax rates for the same periods were 25.8% and (8.2%), respectively. The effective tax rate during the thirteen weeks ended May 1, 2021 is a negative rate due to the nondeductible fair value adjustments of the warrants and embedded derivative, as well the impact of executive compensation limitations and state and local income taxes.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the term loan are met. On April 15, 2022, we entered into an Amendment No. 5 to our ABL Credit Agreement (the “ABL Amendment”), by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc., Jill Intermediate LLC, the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent. The ABL Amendment (i) extended the maturity date of the ABL Facility from May 8, 2023 to May 8, 2024, provided that if by November 4, 2023, the Priming Loan maturity date has not been appropriately extended to a date that is at least November 4, 2024, then the ABL Facility maturity date shall automatically be deemed to be November 4, 2023, and (ii) changed the benchmark interest rate applicable to the loans under the ABL Facility from LIBOR to the forward-looking secured overnight financing rate. As of April 30, 2022, we had $40.8 million in cash and $35.5 million of total availability under our ABL Facility.

Also, in Fiscal Year 2021, we received $17.5 million of a total expected federal income tax refund in excess of approximately $25.0 million related to Fiscal Year 2020. The timing of the remaining expected refund is not known with certainty at this time. The tax refund amount benefited from the provisions under the CARES Act enacted in March 2020 most significantly from the provision that allows for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.

The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants (see Note 5 to the condensed consolidated financial statements included in this Form 10-Q). As of April 30, 2022, the Company is in compliance with all covenants.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Net cash provided by (used in) operating activities	$7,168	$(4,133)
Net cash used in investing activities	(750)	(476)
Net cash (used in) provided by financing activities	(1,536)	10,927

Net Cash provided by (used in) Operating Activities

Net cash provided by operating activities increased by $11.3 million during the thirteen weeks ended April 30, 2022 compared to the thirteen weeks ended May 1, 2021 primarily due to a positive change in net income.

Net cash provided by operating activities during the thirteen weeks ended April 30, 2022 was $7.2 million. Key elements of cash provided by operating activities were (i) net income of $14.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $8.4 million, primarily driven by depreciation and amortization, and (iii) uses of cash totaling $15.6 million for net operating assets and liabilities to support increased sales, primarily driven by higher accounts receivable and inventories, and payments for accounts payable and lease liabilities.

Net cash used in operating activities during the thirteen weeks ended May 1, 2021 was $4.1 million. Key elements of cash provided by operating activities were (i) net loss of $18.3 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $28.5 million, primarily driven by the noncash change in fair value of warrants, depreciation and amortization, partially offset by deferred income taxes, and (iii) source of cash from net operating assets and liabilities of $14.3 million, primarily driven by higher payments of accounts payable and accrued expenses, partially due to payments for merchandise inventory and rents for retail stores that were deferred into Fiscal Year 2021 from Fiscal Year 2020.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirteen weeks ended April 30, 2022 and May 1, 2021 was $0.8 million and $0.5 million, representing purchases of property and equipment.

Net Cash (used in) provided by Financing Activities

Net cash used in financing activities was $1.5 million for the thirteen weeks ended April 30, 2022 compared to $10.9 millions net cash provided by financing activities in the prior year. The change was primarily driven by no borrowings under the ABL Facility in the current year.

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

Credit Facilities

There were no short-term borrowings outstanding under the Company’s ABL Facility as of April 30, 2022 and January 29, 2022. At April 30, 2022 and January 29, 2022, the Company had outstanding letters of credit in the amount of $4.5 million, and had a maximum additional borrowing capacity of $35.5 million and $22.6 million, respectively.

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

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our 2021 Annual Report. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our 2021 Annual Report.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the “2021 Annual Report”) and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the first quarter of Fiscal Year 2022. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2021 Annual Report.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of April 30, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of Fiscal Year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our 2021 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2021 Annual Report. However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

10.1*

Amendment No. 5 to ABT Credit Agreement, dated as of April 15, 2022, by and among Jill Acquisition LLC and J.Jill Gift Card Solutions, Inc., as borrowers, J.Jill, Inc., as successor to JJill Holdings, Inc. and Jill Intermediate LLC, as parent, the other guarantors from time to time party thereto, the other lenders from time to time party thereto and CIT Finance LLC, as the administrative agent and collateral agent.

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

J.Jill, Inc.

Date: June 8, 2022	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Date: June 8, 2022	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial Officer/Chief Operating Officer