Form 10-Q
period 2022-07-30
J.Jill, Inc.
filed 2022-09-01
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 30, 2022, the registrant had 10,148,504 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	July 30, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$61,856	$35,957
Accounts receivable	4,090	5,811
Inventories, net	54,383	56,024
Prepaid expenses and other current assets	25,608	25,456
Total current assets	145,937	123,248
Property and equipment, net	50,427	57,329
Intangible assets, net	76,949	80,711
Goodwill	59,697	59,697
Operating lease assets, net	127,165	130,744
Other assets	97	120
Total assets	$460,272	$451,849
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$40,184	$49,924
Accrued expenses and other current liabilities	45,584	48,853
Current portion of long-term debt	2,739	7,692
Current portion of operating lease liabilities	34,667	32,276
Total current liabilities	123,174	138,745
Long-term debt, net of discount and current portion	196,009	196,511
Long-term debt, net of discount - related party	7,336	5,605
Deferred income taxes	10,704	10,704
Operating lease liabilities, net of current portion	133,295	143,207
Other liabilities	1,535	1,731
Total liabilities	472,053	496,503
Commitments and contingencies (see Note 11)
Shareholders’ Deficit
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,148,504 and 10,001,422 shares issued and outstanding at July 30, 2022 and January 29, 2022, respectively	102	100
Additional paid-in capital	210,398	209,747
Accumulated deficit	(222,281)	(254,501)
Total shareholders’ deficit	(11,781)	(44,654)
Total liabilities and shareholders’ deficit	$460,272	$451,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$160,343	$159,236	$317,412	$288,322
Costs of goods sold (exclusive of depreciation and amortization)	47,869	49,883	95,475	91,143
Gross profit	112,474	109,353	221,937	197,179
Selling, general and administrative expenses	84,281	85,846	169,859	164,985
Operating income	28,193	23,507	52,078	32,194
Fair value adjustment of derivative (Note 5)	—	625	—	2,775
Fair value adjustment of warrants - related party (Note 8)	—	38,338	—	56,984
Interest expense, net	3,547	4,217	7,205	8,563
Interest expense, net - related party	929	529	1,731	990
Income (loss) before provision for income taxes	23,717	(20,202)	43,142	(37,118)
Income tax provision	5,912	4,446	10,922	5,838
Net income (loss) and total comprehensive income (loss)	$17,805	$(24,648)	$32,220	$(42,956)
Per share data (Note 8):
Net income (loss) per common share:
Basic	$1.28	$(1.98)	$2.32	$(3.88)
Diluted	$1.25	$(1.98)	$2.27	$(3.88)
Weighted average common shares:
Basic	13,930,366	12,450,351	13,902,457	11,058,351
Diluted	14,252,429	12,450,351	14,211,768	11,058,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 29, 2022	10,001,422	$100	$209,747	$(254,501)	$(44,654)
Vesting of restricted stock units	146,852	—	—	—	—
Surrender of shares to pay withholding taxes	(48,430)	—	(821)	—	(821)
Equity-based compensation	—	—	742	—	742
Net income	—	—	—	14,415	14,415
Balance, April 30, 2022	10,099,844	$100	$209,668	$(240,086)	$(30,318)
Vesting of restricted stock units	62,090	2	(2)	—	—
Surrender of shares to pay withholding taxes	(13,430)	—	(244)	—	(244)
Equity-based compensation	—	—	976	—	976
Net income	—	—	—	17,805	17,805
Balance, July 30, 2022	10,148,504	$102	$210,398	$(222,281)	$(11,781)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)
Vesting of restricted stock units	111,248	1	(1)	—	—
Surrender of shares to pay withholding taxes	(31,171)	—	(271)	—	(271)
Equity-based compensation	—	—	443	—	443
Net loss	—	—	—	(18,308)	(18,308)
Balance, May 1, 2021	9,711,710	$98	$129,534	$(244,666)	$(115,034)
Vesting of restricted stock units	1,075	—	—	—	—
Surrender of shares to pay withholding taxes	(318)	—	(19)	—	(19)
Withholding tax on net share settlement of equity-based compensation plans			(7)		(7)
Equity-based compensation	—	—	649	—	649
Shares issued to Priming lenders (Note 5)	272,097	2	5,210	—	5,212
Reclass of warrants to equity (Note 8)	—	—	72,981	—	72,981
Net loss	—	—	—	(24,648)	(24,648)
Balance, July 31, 2021	9,984,564	$100	$208,348	$(269,314)	$(60,866)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Net Income (loss)	$32,220	$(42,956)
Operating activities:
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	13,042	14,869
Adjustment for exited retail stores	(246)	(710)
Loss on disposal of fixed assets	163	716
Noncash interest expense, net	2,609	1,933
Noncash change in fair value of derivative	—	2,775
Noncash change in fair value of warrants - related party	—	56,984
Equity-based compensation	1,718	1,092
Deferred rent incentives	(189)	(673)
Deferred income taxes	—	100
Changes in operating assets and liabilities:
Accounts receivable	1,721	2,288
Inventories	1,641	9,543
Prepaid expenses and other current assets	(152)	(375)
Accounts payable	(9,937)	(18,465)
Accrued expenses	(3,445)	4,933
Operating lease assets and liabilities	(3,696)	(4,129)
Other noncurrent assets and liabilities	8	(63)
Net cash provided by operating activities	35,457	27,862
Investing activities:
Purchases of property and equipment	(2,161)	(1,326)
Net cash used in investing activities	(2,161)	(1,326)
Financing activities:
Borrowings under revolving credit facility	—	52,670
Repayments of revolving credit facility	—	(63,816)
Repayments on debt	(6,332)	(1,399)
Surrender of shares to pay withholding taxes	(1,065)	(297)
Net cash used in financing activities	(7,397)	(12,842)
Net change in cash	25,899	13,694
Cash and cash equivalents:
Beginning of Period	35,957	4,407
End of Period	$61,856	$18,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through 247 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K (the “2021 Annual Report”) for the fiscal year ended January 29, 2022 (“Fiscal Year 2021”) in preparing these unaudited interim condensed consolidated financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 29, 2022 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended July 30, 2022 are not necessarily indicative of future results or results to be expected for the full year ending January 28, 2023 (“Fiscal Year 2022”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2021 Annual Report.

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
•
Insurance costs; and
•
Consulting and professional fees.

Out-of-Period Item

During the second quarter of Fiscal Year 2021, the Company recorded an adjustment to correct prior period overstatements of inventory and understatements of COGS totaling $1.5 million ($1.1 million after taxes). The errors were primarily caused by an overstatement of inventory transferred from certain locations. Management evaluated the impacts of the out-of-period adjustment to correct the errors for the thirteen and twenty-six weeks ended July 31, 2021 and for prior periods, both individually and in the aggregate, and concluded that the adjustment was not material to the Company’s consolidated annual or interim financial statements for all impacted periods. No such adjustments were recorded for the twenty-six weeks ended July 30, 2022.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Retail	$87,081	$85,428	$171,293	$140,344
Direct	73,262	73,808	146,119	147,978
Net revenues	$160,343	$159,236	$317,412	$288,322

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	July 30, 2022	January 29, 2022
Contract liabilities:
Signing bonus	$153	$224
Unredeemed gift cards	5,555	7,410
Total contract liabilities (1)	$5,708	$7,634

(1)
The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The long-term portion of the signing bonus is included in Other long-term liabilities on the Company’s condensed consolidated balance sheets.

For the thirteen and twenty-six weeks ended July 30, 2022, the Company recognized approximately $2.5 million and $5.5 million, respectively, of revenue related to gift card redemptions and breakage. For the thirteen and twenty-six weeks ended July 31, 2021, the Company recognized approximately $2.6 million and $5.0 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and earned during the period.

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

4. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at July 30, 2022 and January 29, 2022. The accumulated goodwill impairment losses as of July 30, 2022 are $137.3 million.

A summary of other intangible assets as of July 30, 2022 and January 29, 2022 is as follows (in thousands):

		July 30, 2022
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	88,631	2,620	42,949
Total intangible assets		$192,300	$88,631	$26,720	$76,949

		January 29, 2022
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	84,869	2,620	46,711
Total intangible assets		$192,300	$84,869	$26,720	$80,711

Total amortization expense for these amortizable intangible assets was $1.9 million and $2.0 million for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively, and $3.8 million and $4.1 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2022	$3,761
2023	6,942
2024	5,231
2025	4,693
2026	4,556
Thereafter	17,766
Total	$42,949

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

For goodwill and other intangible assets, the Company performed the required review for potential impairments and no impairments were indicated.

5. Debt

The components of the Company’s outstanding long-term debt at July 30, 2022 and January 29, 2022 were as follows (in thousands):

	At July 30, 2022
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Priming Term Loan due 2024	$202,033	$(1,073)	$(2,212)	$198,748
Subordinated Term Loan due 2024	19,040	—	(11,704)	7,336
Totals	221,073	(1,073)	(13,916)	206,084
Less: Current portion	(2,739)	—	—	(2,739)
Net long-term debt	$218,334	$(1,073)	$(13,916)	$203,345

	At January 29, 2022
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Existing Term Loan due 2022	$4,963	$(10)	$—	$4,953
Priming Term Loan due 2024	203,403	(1,356)	(2,797)	199,250
Subordinated Term Loan due 2024	17,829	—	(12,224)	5,605
Totals	226,195	(1,366)	(15,021)	209,808
Less: Current portion	(7,692)	—	—	(7,692)
Net long-term debt	$218,503	$(1,366)	$(15,021)	$202,116

Existing Term Loan

The Company was party to a term loan credit agreement, dated May 8, 2015, as amended, until it was re-paid on May 8, 2022.

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

In accordance with the Priming Credit Agreement, on May 31, 2021, the Company had the choice (the “May 31, 2021 Option”) to either (i) repay a stated principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of common stock to the Priming Lenders in an amount as defined in the Priming Credit Agreement. On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of common stock to the Priming Lenders with a value of approximately $5.2 million (based on the value of those shares as of close on that date). The May 31, 2021 Option was considered an embedded derivative within the Priming Loan that was required to be adjusted to fair value each period while it was outstanding, with the adjustment being recorded in income. Through May 31, 2021, the fair value adjustments resulted in charges of $0.6 million and $2.8 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, being recorded within Fair value adjustment of derivative in the condensed consolidated statements of operations and comprehensive income (loss).

The Company’s obligations under the Priming Credit Agreement are secured by substantially all of the real and personal property of the Company and certain of its subsidiaries, subject to certain customary exceptions. The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $15.0 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5:1, which reduces over time, and (3) limits on capital expenditures of $20.0 million annually. As of July 30, 2022 and January 29, 2022, the Company was in compliance with all covenants.

Subordinated Term Loan

On September 30, 2020, the Company entered into a subordinated facility, with the Subordinated Lenders (as defined below), that provides for a secured term loan facility in an aggregate principal amount equal to $15.0 million with an additional incremental capacity subject to certain customary conditions (the “Subordinated Facility”).

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

On May 31, 2021, in accordance with the Subordinated Facility, the Company issued warrants to the Subordinated Lenders. See Note 8, Net Income (Loss) Per Share for additional information regarding the warrants.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of July 30, 2022 and January 29, 2022. The Company’s available borrowing capacity under the ABL Facility as of July 30, 2022 and January 29, 2022 was $34.9 million and $22.6 million, respectively. At July 30, 2022 and January 29, 2022, there were outstanding letters of credit of $4.5 million, which reduced the availability under the ABL Facility. As of July 30, 2022, the maximum commitment for letters of credit was $10.0 million.

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

The following table presents the carrying value and fair value hierarchy for debt as of July 30, 2022 and January 29, 2022, respectively (in thousands):

		Fair Value as of July 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$206,084	$—	$206,803	$—
Total financial instruments not carried at fair value	$206,084	$—	$206,803	$—

		Fair Value as of January 29, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$209,808	$—	$203,485	$—
Total financial instruments not carried at fair value	$209,808	$—	$203,485	$—

The Company’s debt instruments include the Priming Loan, Subordinated Facility, as well as the Term Loan until re-paid on May 8, 2022. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The methodology used by the Company to determine the fair value of its financial instruments at July 30, 2022, is the same as that used at January 29, 2022.

The Company believes that the carrying amounts of its other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and any amounts drawn on its revolving credit facilities, consisting primarily of instruments without extended maturities, based on management’s estimates, approximates their fair value due to the short-term maturities of these instruments.

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

7. Income Taxes

The Company recorded an income tax provision of $5.9 million and $4.4 million during the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively. The Company recorded an income tax provision of $10.9 million and $5.8 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.

The effective tax rate for the thirteen and twenty-six weeks ended July 30, 2022 differs from the federal statutory rate of 21% primarily due to the impact of federal, state and local income taxes and partial release of its valuation allowance on state deferred tax assets. The effective tax rate for the thirteen and twenty-six weeks ended July 31, 2021 differs from the federal statutory rate of 21% primarily due to the nondeductible fair value adjustment of the warrants and the Priming Loan embedded derivative, the impact of executive compensation limitations and the impact of state and local income taxes.

8. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator
Net income (loss) attributable to common shareholders	$17,805	$(24,648)	$32,220	$(42,956)
Denominator
Weighted average number of common shares outstanding	10,120,226	9,895,314	10,093,098	9,780,833
Assumed exercise of warrants	3,810,140	2,555,037	3,809,359	1,277,518
Weighted average common shares, basic	13,930,366	12,450,351	13,902,457	11,058,351
Dilutive effect of stock options and restricted shares	322,063	—	309,311	—
Weighted average common shares, diluted	14,252,429	12,450,351	14,211,768	11,058,351
Net income (loss) per common share, basic	$1.28	$(1.98)	$2.32	$(3.88)
Net income (loss) per common share, diluted	$1.25	$(1.98)	$2.27	$(3.88)

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 136,096 and 148,839 shares for the thirteen and twenty-six weeks ended July 30, 2022 and 77,403 and 104,108 shares for the thirteen and twenty-six weeks ended July 31, 2021, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

Warrants

As described in Note 5, Debt, on May 31, 2021 the Company chose to issue 272,097 additional shares of common stock to the Priming Lenders. As a result of this choice, the warrants related to the holders of the Subordinated Term Loan became exercisable into 3,820,748 shares of common stock for an aggregate exercise price of $186,000. Also, the warrants liability totaling $73.0 million was reclassed to Additional paid-in capital because from that date they can only be settled by exercise of the warrants into common stock (i.e., cash is no longer a settlement option). Through May 31, 2021, due to increases in the Company’s common stock price, the Company recognized $39.0 million and $59.8 million of non-cash fair value adjustment charges in the condensed consolidated statements of operations and comprehensive income during the thirteen and twenty-six weeks ended July 31, 2021, respectively.

Also, effective May 31, 2021 the warrants have been included in the denominator for both basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non substantive in relation to the fair value of the common shares to be issued upon exercise.

9. Equity-Based Compensation

Equity-based compensation expense was $1.0 million and $1.7 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively, and $0.7 million and $1.1 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively.

10. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors. In accordance with the Subordinated Facility, the Company issued warrants to the Subordinated Lenders. In accordance with the Subordinated Facility, the Company issued warrants to the Subordinated Lenders (See Note 5, Debt, and Note 8, Net Income (Loss) Per Share).

For the thirteen and twenty-six weeks ended July 30, 2022 the Company incurred $0.9 million and $1.7 million, respectively, of Interest expense, net – related party associated with the Subordinated Facility in the condensed consolidated statements of operations and comprehensive income. For the thirteen and twenty-six weeks ended July 31, 2021, the Company incurred $38.3 million and $57.0 million, respectively, of Fair value adjustment of warrants – related party, and $0.5 million and $1.0 million, respectively, of Interest expense, net – related party.

For the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, the Company incurred an immaterial amount of other related party transactions.

11. Commitments and Contingencies

Legal Proceedings

The Company is subject to various legal proceedings that arise in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that the Company is presently party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company’s financial statements. The Company establishes reserves for specific legal matters when the Company determines that the likelihood of an unfavorable outcome is probable, and the loss is reasonably estimable.

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

Overview

J.Jill is a premier omnichannel retailer and nationally recognized women’s apparel brand committed to delighting customers with great wear-now product. The brand represents an easy, thoughtful and inspired style that reflects the confidence of remarkable women who live life with joy, passion and purpose. J.Jill offers a guiding customer experience through 247 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

Factors Affecting Our Operating Results

Various factors are expected to continue to affect our results of operations going forward, including the following:

Overall Economic Trends. Consumer purchases of clothing and other merchandise generally decline during recessionary periods and other periods when disposable income is adversely affected, and consequently our results of operations may be affected by general economic conditions. For example, reduced consumer confidence, lower availability, inflationary pressures and higher cost of consumer credit may reduce demand for our merchandise and may limit our ability to increase or sustain prices. The growth rate of the market could be affected by macroeconomic conditions in the United States. Additionally, the occurrence or reoccurrence of any significant pandemic could impact our sales and business operations.

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

Pricing and Changes in Our Merchandise Mix or Supply Chain Issues. Our product offering changes from period to period, as do the prices at which goods are sold and the margins we are able to earn from the sales of those goods. The levels at which we are able to price our merchandise are influenced by a variety of factors, including the quality of our products, cost of production, prices at which our competitors are selling similar products, sourcing and/or distributing product, and the willingness of our customers to pay for products.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Statements of Operations Data:
Net income (loss)	$17,805	$(24,648)	$32,220	$(42,956)
Fair value adjustment of derivative	—	625	—	2,775
Fair value adjustment of warrants - related party (a)	—	38,338	—	56,984
Interest expense, net	3,547	4,217	7,205	8,563
Interest expense, net - related party	929	529	1,731	990
Income tax provision	5,912	4,446	10,922	5,838
Depreciation and amortization	6,331	7,295	13,044	14,871
Equity-based compensation expense (b)	976	649	1,718	1,092
Write-off of property and equipment (c)	71	630	163	716
Adjustment for exited retail stores (d)	(3)	9	(246)	(710)
Impairment of long-lived assets (e)	—	—	108	—
Other non-recurring items (f)	4	616	4	1,468
Adjusted EBITDA	$35,572	$32,706	$66,869	$49,631
Net sales	$160,343	$159,236	$317,412	$288,322
Adjusted EBITDA margin	22.2%	20.5%	21.1%	17.2%
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
(d)
Represents non-cash gains or losses associated with exiting store leases earlier than anticipated.
(e)
Represents impairment of long-lived assets related to leasehold improvements.
(f)
Represents items management believes are not indicative of ongoing operating performance, including professional fees, retention expenses and costs related to the COVID-19 pandemic.

Items Affecting Comparability of Financial Results

Fair value adjustments. Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020. These fair value adjustments were due to the increase in J.Jill’s stock price from January 30, 2021 through May 31, 2021. Effective May 31, 2021, these liabilities were reclassified to equity because from that date they can only be settled by exercise of the warrants into common stock. Our Fiscal Year 2021 results include fair value adjustments totaling $39.0 million for the thirteen weeks ended July 31, 2021 and $59.8 million for the twenty-six weeks ended July 31, 2021 and no fair value adjustments for the thirteen and twenty-six weeks ended July 30, 2022. See Note 5, Debt and Note 8, Net Income (Loss) Per Share, in Item 1, Financial Statements, for additional information on these fair value adjustments.

Results of Operations

Thirteen weeks ended July 30, 2022 Compared to Thirteen weeks ended July 31, 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended July 31, 2021 to the Thirteen Weeks
	July 30, 2022		July 31, 2021		Ended July 30, 2022
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$160,343	100.0%	$159,236	100.0%	$1,107	0.7%
Costs of goods sold	47,869	29.9%	49,883	31.3%	(2,014)	(4.0)%
Gross profit	112,474	70.1%	109,353	68.7%	3,121	2.9%
Selling, general and administrative expenses	84,281	52.6%	85,846	53.9%	(1,565)	(1.8)%
Operating income	28,193	17.6%	23,507	14.8%	4,686	19.9%
Fair value adjustment of derivative	—	—	625	0.4%	(625)	(100.0)%
Fair value adjustment of warrants - related party	—	—	38,338	24.1%	(38,338)	(100.0)%
Interest expense, net	3,547	2.2%	4,217	2.6%	(670)	(15.9)%
Interest expense, net - related party	929	0.6%	529	0.3%	400	75.6%
Income (loss) before provision for income taxes	23,717	14.8%	(20,202)	(12.7)%	43,919	(217.4)%
Income tax provision	5,912	3.7%	4,446	2.8%	1,466	33.0%
Net income (loss)	$17,805	11.1%	$(24,648)	(15.5)%	$42,453	(172.2)%

Net Sales

Net sales for the thirteen weeks ended July 30, 2022 increased $1.1 million, or 0.7%, to $160.3 million from $159.2 million for the thirteen weeks ended July 31, 2021. The increase in net sales was due to total company comparable sales of 0.8%. Net sales benefited from an increase in Retail customer traffic as well as strong full-price sales and lower levels of promotions as compared to the thirteen weeks ended July 31, 2021.

Our Retail channel contributed 54.3% of our net sales in the thirteen weeks ended July 30, 2022 and 53.6% in the thirteen weeks ended July 31, 2021. Our Direct channel contributed 45.7% of our net sales in the thirteen weeks ended July 30, 2022 and 46.4% in the thirteen weeks ended July 31, 2021. We operated 247 and 261 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended July 30, 2022 increased $3.1 million, or 2.9%, to $112.5 million from $109.4 million for the thirteen weeks ended July 31, 2021. The gross margin for the thirteen weeks ended July 30, 2022 was 70.1% compared to 68.7% for the thirteen weeks ended July 31, 2021. The gross margin for the thirteen weeks ended July 30, 2022 benefited from lower level of promotional discounts and for the thirteen weeks ended July 31, 2021 benefited from better full price selling and lower level of promotional discounts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended July 30, 2022 decreased $1.6 million, or 1.8%, to $84.3 million from $85.8 million for the thirteen weeks ended July 31, 2021. The decrease is primarily driven by a $1.3 million decrease in occupancy expense, a $1.0 million decrease in depreciation and amortization expense, a $0.4 million decrease in insurance expense and a $0.4 million decrease in professional fees, offset by a $0.9 million increase in marketing expenses and a $0.6 million increase in shipping expenses. The decrease in occupancy costs is due to decreased rental expense from closing fourteen stores since August 1, 2021, and favorable lease renegotiations. Marketing expenses increased primarily due to a $0.5 million increase in media expenses.

As a percentage of net sales, selling, general and administrative expenses were 52.6% for the thirteen weeks ended July 30, 2022 compared to 53.9% for the thirteen weeks ended July 31, 2021.

Fair Value Adjustments

For the thirteen weeks ended July 31, 2021, fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, Net

Interest expense, net, consists of interest expense on the term loan facility (the “Term Loan”), the senior secured priming term loan facility (the “Priming Loan”), the subordinated facility (the “Subordinated Facility”) and the revolving credit facility (the “ABL Facility”), partially offset by interest earned on cash. Interest expense, net was $4.5 million and $4.7 million for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively.

Income Tax Provision

The income tax provision was $5.9 million for the thirteen weeks ended July 30, 2022 compared to a provision for income taxes of $4.4 million for the thirteen weeks ended July 31, 2021, while our effective tax rates for the same periods were 24.9% and (22.0%), respectively. The effective tax rate during the thirteen weeks ended July 30, 2022 is primarily driven by the impact of federal, state and local income taxes and partial release of its valuation allowance on state deferred tax assets. The effective tax rate during the thirteen weeks ended July 31, 2021 is a negative rate due to the nondeductible fair value adjustments of the warrants and embedded derivative, as well the impact of executive compensation limitations and state and local income taxes.

Twenty-six weeks ended July 30, 2022 Compared to Twenty-six weeks ended July 31, 2021

The following table summarizes our consolidated results of operations for the periods indicated

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended July 31, 2021 to the Twenty-Six Weeks
(in thousands)	July 30, 2022		July 31, 2021		Ended July 30, 2022
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$317,412	100.0%	$288,322	100.0%	$29,090	10.1%
Costs of goods sold	95,475	30.1%	91,143	31.6%	4,332	4.8%
Gross profit	221,937	69.9%	197,179	68.4%	24,758	12.6%
Selling, general and administrative expenses	169,859	53.5%	164,985	57.2%	4,874	3.0%
Operating income	52,078	16.5%	32,194	11.2%	19,884	61.8%
Fair value adjustment of derivative	—	—	2,775	1.0%	(2,775)	(100.0)%
Fair value adjustment of warrants - related party	—	—	56,984	19.8%	(56,984)	100.0%
Interest expense, net	7,205	2.3%	8,563	3.0%	(1,358)	(15.9)%
Interest expense, net - related party	1,731	0.5%	990	0.3%	741	100.0%
Income (loss) before provision for income taxes	43,142	13.6%	(37,118)	(12.9)%	80,260	(216.2)%
Income tax provision	10,922	3.4%	5,838	2.0%	5,084	87.1%
Net income (loss)	$32,220	10.2%	$(42,956)	(14.9)%	$75,176	(175.0)%

Net Sales

Net sales for the twenty-six weeks ended July 30, 2022 increased $29.1 million, or 10.1%, to $317.4 million from $288.3 million for the twenty-six weeks ended July 31, 2021. Net sales benefited from an increase in Retail customer traffic as well as strong full-price sales and lower levels of promotions as compared to the twenty-six weeks ended July 31, 2021.

Our Retail channel contributed 54.0% of our net sales in the twenty-six weeks ended July 30, 2022 and 48.7% in the twenty-six weeks ended July 31, 2021. Our Direct channel contributed 46.0% of our net sales in the twenty-six weeks ended July 30, 2022 and 51.3% in the twenty-six weeks ended July 31, 2021. We operated 247 and 261 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended July 30, 2022 increased $24.8 million, or 12.6%, to $221.9 million from $197.2 million for the twenty-six weeks ended July 31, 2021. The gross margin for the twenty-six weeks ended July 30, 2022 was 69.9% compared to 68.4% for the twenty-six weeks ended July 31, 2021. The gross margin for the twenty-six weeks ended July 30, 2022 and July 31, 2021 benefited from better full price selling and a lower level of promotional discounts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twenty-six weeks ended July 30, 2022 increased $4.9 million, or 3.0%, to $169.9 million from $165.0 million for the twenty-six weeks ended July 31, 2021. The increase is driven by a $4.1 million increase in compensation and benefits, a $2.1 million increase in marketing expenses, a $0.8 million increase in shipping, a $0.6 million increase in supplies costs and a $0.6 million increase in professional fees, offset by a $1.8 million decrease in depreciation and amortization expense and a $1.6 million decrease in occupancy costs. The increase in compensation and benefits was primarily due to a $3.0 million increase in incentive expenses and a $0.8 million increase in hourly and part-time wages. The increase in marketing costs was primarily due to a $1.0 million increase in catalog costs and a $0.9 million increase in digital and print media expenses. The decrease in occupancy costs is due to decreased rental expense from closing fourteen stores since August 1, 2021, and favorable lease renegotiations.

As a percentage of net sales, selling, general and administrative expenses were 53.5% for the twenty-six weeks ended July 30, 2022 compared to 57.2% for the twenty-six weeks ended July 31, 2021.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, Priming Loan, Subordinated Facility and ABL Facility, partially offset by interest earned on cash. Interest expense, net for the twenty-six weeks ended July 30, 2022 decreased $1.4 million, or 15.9%, to $8.9 million from $9.6 million for the twenty-six weeks ended July 31, 2021.

Income Tax Provision

The income tax provision was $10.9 million for the twenty-six weeks ended July 30, 2022 compared to $5.8 million for the twenty-six weeks ended July 31, 2021, while our effective tax rates for the same periods were 25.3% and (15.7)%, respectively. The effective tax rate during the twenty-six weeks ended July 30, 2022 is primarily driven by the impact of federal, state and local income taxes and partial release of its valuation allowance on state deferred tax assets. The effective tax rate during the twenty-six weeks ended July 31, 2021 is a negative rate due to the nondeductible fair value adjustments of the warrants and embedded derivative, as well the impact of executive compensation limitations and state and local income taxes.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility. On April 15, 2022, we entered into an Amendment No. 5 to our ABL Credit Agreement (the “ABL Amendment”), by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc., Jill Intermediate LLC, the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent. The ABL Amendment (i) extended the maturity date of the ABL Facility from May 8, 2023 to May 8, 2024, provided that if by November 4, 2023, the Priming Loan maturity date has not been appropriately extended to a date that is at least November 4, 2024, then the ABL Facility maturity date shall automatically be deemed to be November 4, 2023, and (ii) changed the benchmark interest rate applicable to the loans under the ABL Facility from LIBOR to the forward-looking secured overnight financing rate. As of July 30, 2022, we had $61.9 million in cash and cash equivalents and $34.9 million of total availability under our ABL Facility.

Also, in Fiscal Year 2021, we received $17.5 million of a total expected federal income tax refund in excess of $25.0 million related to the fiscal year ended January 30, 2021 (“Fiscal Year 2020”). The timing of the remaining expected refund is not known with certainty at this time. The tax refund amount benefited from the provisions under the CARES Act enacted in March 2020 most significantly from the provision that allows for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.

The agreement governing our Priming Loan (the “Priming Credit Agreement”) includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants (see Note 5, Debt, in Item 1, Financial Statements, for additional information). As of July 30, 2022, the Company is in compliance with all covenants.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$35,457	$27,862
Net cash used in investing activities	(2,161)	(1,326)
Net cash used in financing activities	(7,397)	(12,842)

Net Cash provided by Operating Activities

Net cash provided by operating activities increased by $7.6 million during the twenty-six weeks ended July 30, 2022 compared to the twenty-six weeks ended July 31, 2021 primarily due to a positive change in net income.

Net cash provided by operating activities during the twenty-six weeks ended July 30, 2022 was $35.5 million. Key elements of cash provided by operating activities were (i) net income of $32.2 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $17.1 million, primarily driven by depreciation and amortization, and (iii) uses of cash totaling $13.9 million for net operating assets and liabilities to support increased sales, primarily driven by higher payments for accounts payable, accrued expenses and lease liabilities.

Net cash provided by operating activities during the twenty-six weeks ended July 31, 2021 was $27.9 million. Key elements of cash provided by operating activities were (i) net loss of $43.0 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $77.1 million, primarily driven by the noncash change in fair value of warrants, depreciation and amortization, deferred income taxes and noncash interest expense, partially offset by deferred rent incentives and adjustment for exited retail stores, and (iii) a use of cash from net operating assets and liabilities of $6.3 million, primarily driven by higher payments of accounts payable, partially due to payments for merchandise inventory and rents for retail stores that were deferred into Fiscal Year 2021 from Fiscal Year 2020.

Net Cash used in Investing Activities

Net cash used in investing activities during the twenty-six weeks ended July 30, 2022 and July 31, 2021 was $2.2 million and $1.3 million, respectively, representing purchases of property and equipment.

Net Cash used in Financing Activities

Net cash used in financing activities was $7.4 million for the twenty-six weeks ended July 30, 2022 compared to $12.8 million in the prior year. The change is primarily because the repayment of the outstanding ABL Facility in 2021 was greater than the repayment of the outstanding Term Loan in 2022.

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

Credit Facilities

There were no short-term borrowings outstanding under the Company’s ABL Facility as of July 30, 2022 and January 29, 2022. At July 30, 2022 and January 29, 2022, the Company had outstanding letters of credit in the amount of $4.5 million, and had a maximum additional borrowing capacity of $34.9 million and $22.6 million, respectively.

Contractual Obligations

The Company’s contractual obligations consist primarily of debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs.

Contingencies

We are subject to various legal proceedings that arise in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that we are presently party to any legal proceedings the resolution of which management believes would have a material adverse effect on our financial statements. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

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

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022
(the “2021 Annual Report”). As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our 2021 Annual Report.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report, for recently adopted accounting standards, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our 2021 Annual Report and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the second quarter of Fiscal Year 2022. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2021 Annual Report.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of July 30, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of Fiscal Year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings that arise in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that we are presently party to any legal proceedings the resolution of which management believes would have a material adverse effect on our financial statements. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

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

J.Jill, Inc.

Date: September 1, 2022	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Date: September 1, 2022	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial Officer/Chief Operating Officer