Form 10-Q
period 2022-10-29
J.Jill, Inc.
filed 2022-12-06
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

As of December 1, 2022, the registrant had 10,151,938 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	October 29, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$90,080	$35,957
Accounts receivable, net	7,979	5,811
Inventories, net	60,129	56,024
Prepaid expenses and other current assets	26,490	25,456
Total current assets	184,678	123,248
Property and equipment, net	49,030	57,329
Intangible assets, net	75,069	80,711
Goodwill	59,697	59,697
Operating lease assets, net	120,848	130,744
Other assets	78	120
Total assets	$489,400	$451,849
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$47,843	$49,924
Accrued expenses and other current liabilities	63,724	48,853
Current portion of long-term debt	2,739	7,692
Current portion of operating lease liabilities	34,517	32,276
Total current liabilities	148,823	138,745
Long-term debt, net of discount and current portion	196,446	196,511
Long-term debt, net of discount - related party	8,428	5,605
Deferred income taxes	10,233	10,704
Operating lease liabilities, net of current portion	126,205	143,207
Other liabilities	1,257	1,731
Total liabilities	491,392	496,503
Commitments and contingencies (see Note 11)
Shareholders’ Deficit
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,151,938 and 10,001,422 shares issued and outstanding at October 29, 2022 and January 29, 2022, respectively	102	100
Additional paid-in capital	211,268	209,747
Accumulated deficit	(213,362)	(254,501)
Total shareholders’ deficit	(1,992)	(44,654)
Total liabilities and shareholders’ deficit	$489,400	$451,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$150,204	$151,731	$467,616	$440,053
Costs of goods sold (exclusive of depreciation and amortization)	45,181	47,196	140,656	138,339
Gross profit	105,023	104,535	326,960	301,714
Selling, general and administrative expenses	84,873	85,531	254,624	250,516
Impairment of long-lived assets	1,300	—	1,408	—
Operating income	18,850	19,004	70,928	51,198
Fair value adjustment of derivative (Note 5)	—	—	—	2,775
Fair value adjustment of warrants - related party (Note 8)	—	—	—	56,984
Interest expense, net	4,348	4,567	11,553	13,130
Interest expense, net - related party	1,092	607	2,823	1,597
Income (loss) before provision for income taxes	13,410	13,830	56,552	(23,288)
Income tax provision	4,491	2,592	15,413	8,430
Net income (loss) and total comprehensive income (loss)	$8,919	$11,238	$41,139	$(31,718)
Per share data (Note 8):
Net income (loss) per common share:
Basic	$0.64	$0.81	$2.95	$(2.65)
Diluted	$0.62	$0.79	$2.89	$(2.65)
Weighted average common shares:
Basic	13,962,467	13,798,130	13,922,460	11,971,405
Diluted	14,297,925	14,174,218	14,240,486	11,971,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 29, 2022	10,001,422	$100	$209,747	$(254,501)	$(44,654)
Vesting of restricted stock units	146,852	—	—	—	—
Surrender of shares to pay withholding taxes	(48,430)	—	(821)	—	(821)
Equity-based compensation	—	—	742	—	742
Net income	—	—	—	14,415	14,415
Balance, April 30, 2022	10,099,844	$100	$209,668	$(240,086)	$(30,318)
Vesting of restricted stock units	62,090	2	(2)	—	—
Surrender of shares to pay withholding taxes	(13,430)	—	(244)	—	(244)
Equity-based compensation	—	—	976	—	976
Net income	—	—	—	17,805	17,805
Balance, July 30, 2022	10,148,504	$102	$210,398	$(222,281)	$(11,781)
Vesting of restricted stock units	4,863	—	—	—	—
Surrender of shares to pay withholding taxes	(1,429)	—	(27)	—	(27)
Equity-based compensation	—	—	897	—	897
Net income	—	—	—	8,919	8,919
Balance, October 29, 2022	10,151,938	$102	$211,268	$(213,362)	$(1,992)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)
Vesting of restricted stock units	111,248	1	(1)	—	—
Surrender of shares to pay withholding taxes	(31,171)	—	(271)	—	(271)
Equity-based compensation	—	—	443	—	443
Net loss	—	—	—	(18,308)	(18,308)
Balance, May 1, 2021	9,711,710	$98	$129,534	$(244,666)	$(115,034)
Vesting of restricted stock units	1,075	—	—	—	—
Surrender of shares to pay withholding taxes	(318)	—	(19)	—	(19)
Withholding tax on net share settlement of equity-based compensation plans			(7)		(7)
Equity-based compensation	—	—	649	—	649
Shares issued to Priming lenders (Note 5)	272,097	2	5,210	—	5,212
Reclass of warrants to equity (Note 8)	—	—	72,981	—	72,981
Net loss	—	—	—	(24,648)	(24,648)
Balance, July 31, 2021	9,984,564	$100	$208,348	$(269,314)	$(60,866)
Vesting of restricted stock units	4,864	—	—	—	—
Surrender of shares to pay withholding taxes	(1,429)	—	—	—	—
Withholding tax on net share settlement of equity-based compensation plans	—	—	(28)	—	(28)
Equity-based compensation	—	—	789	—	789
Net income	—	—	—	11,238	11,238
Balance, October 30, 2021	9,987,999	$100	$209,109	$(258,076)	$(48,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Net income (loss)	$41,139	$(31,718)
Operating activities:
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	19,445	22,093
Impairment of long-lived assets	1,408	—
Adjustment for exited retail stores	(246)	(1,181)
Loss on disposal of fixed assets	231	887
Noncash interest expense, net	4,138	3,567
Noncash change in fair value of derivative	—	2,775
Noncash change in fair value of warrants - related party	—	56,984
Equity-based compensation	2,615	1,881
Deferred rent incentives	(539)	(860)
Deferred income taxes	(472)	(58)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,168)	(280)
Inventories	(4,105)	1,132
Prepaid expenses and other current assets	(1,034)	(641)
Accounts payable	(2,767)	(2,288)
Accrued expenses and other current liabilities	14,336	7,833
Operating lease assets and liabilities	(5,360)	(6,754)
Other noncurrent assets and liabilities	99	51
Net cash provided by operating activities	66,720	53,423
Investing activities:
Purchases of property and equipment	(5,173)	(2,488)
Net cash used in investing activities	(5,173)	(2,488)
Financing activities:
Borrowings under revolving credit facility	—	62,226
Repayments of revolving credit facility	—	(73,372)
Repayments on debt	(6,332)	(26,399)
Surrender of shares to pay withholding taxes	(1,092)	(324)
Net cash used in financing activities	(7,424)	(37,869)
Net change in cash	54,123	13,066
Cash and cash equivalents:
Beginning of Period	35,957	4,407
End of Period	$90,080	$17,473

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K (the “2021 Annual Report”) for the fiscal year ended January 29, 2022 (“Fiscal Year 2021”) in preparing these unaudited interim condensed consolidated financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 29, 2022 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and thirty-nine weeks ended October 29, 2022 are not necessarily indicative of future results or results to be expected for the full year ending January 28, 2023 (“Fiscal Year 2022”). You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2021 Annual Report.

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

Selling, general and administrative expenses consist primarily of:

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
•
Insurance costs; and
•
Consulting and professional fees.

Out-of-Period Item

During the second quarter of Fiscal Year 2021, the Company recorded an adjustment to correct prior period overstatements of inventory and understatements of COGS totaling $1.5 million ($1.1 million after taxes). The errors were primarily caused by an overstatement of inventory transferred from certain locations. Management evaluated the impacts of the out-of-period adjustment to correct the errors for the thirty-nine weeks ended October 30, 2021 and for prior periods, both individually and in the aggregate, and concluded that the adjustment was not material to the Company’s consolidated annual or interim financial statements for all impacted periods. No such adjustments were recorded for the thirty-nine weeks ended October 29, 2022.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes”. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. This standard was adopted by the Company in the first quarter of Fiscal Year 2022. The adoption of this standard had no material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform”, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is currently effective and may be applied prospectively at any point through December 31, 2022. The Company determined this standard did not have an impact on the Company's condensed consolidated financial statements.

3. Revenues

Disaggregation of Revenue

Net sales consists primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through retail stores (“Retail”) and through our website and catalog orders (“Direct”). Net sales also include shipping and handling fees collected from customers, royalty revenues and marketing reimbursements related to our private label credit card agreement. Retail revenue is recognized at the time of sale and Direct revenue is recognized upon shipment of merchandise to the customer. The following table presents disaggregated revenues by source (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Retail	$81,800	$83,629	$253,093	$223,973
Direct	68,404	68,102	214,523	216,080
Net revenues	$150,204	$151,731	$467,616	$440,053

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	October 29, 2022	January 29, 2022
Contract liabilities:
Signing bonus (1)	$118	$224
Unredeemed gift cards	5,181	7,410
Total contract liabilities	$5,299	$7,634

(1)
The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets as of October 29, 2022 and January 29, 2022. The long-term portion of the signing bonus is included in Other long-term liabilities on the Company’s condensed consolidated balance sheet as of January 29, 2022. As of October 29, 2022, the Company only had the short-term portion of signing bonus remaining.

For the thirteen and thirty-nine weeks ended October 29, 2022, the Company recognized approximately $1.8 million and $7.3 million, respectively, of revenue related to gift card redemptions and breakage. For the thirteen and thirty-nine weeks ended October 30, 2021, the Company recognized approximately $1.9 million and $6.9 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.1 million for a signing bonus related to the private label credit card agreement that is being amortized to revenue evenly through the third quarter of the fiscal year ending January 27, 2024.

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

4. Asset Impairments

Long-lived Asset Impairments

In the first quarter and third quarter of Fiscal Year 2022, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method. Noncash impairment charges of $0.6 million related primarily to a right-of-use asset arose from the revised sublease assumptions relating to one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019. Additionally, due to the Company's revised outlook on future cash flows at certain store locations, the Company incurred noncash impairment charges of $0.7 million related primarily to leasehold improvements and furniture and fixtures at five locations.

The Company did not record any impairments on long-lived assets during the thirty-nine weeks ended October 30, 2021.

Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at October 29, 2022 and January 29, 2022. The accumulated goodwill impairment losses as of October 29, 2022 are $137.3 million.

A summary of other intangible assets as of October 29, 2022 and January 29, 2022 is as follows (in thousands):

		October 29, 2022
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	90,511	2,620	41,069
Total intangible assets		$192,300	$90,511	$26,720	$75,069

		January 29, 2022
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	84,869	2,620	46,711
Total intangible assets		$192,300	$84,869	$26,720	$80,711

Total amortization expense for these amortizable intangible assets was $1.9 million and $2.1 million for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively, and $5.6 million and $6.2 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2022 (1)	$1,881
2023	6,942
2024	5,231
2025	4,693
2026	4,556
Thereafter	17,766
Total	$41,069
(1)
Represents amortization expense for remainder of Fiscal Year 2022.

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

5. Debt

The components of the Company’s outstanding long-term debt at October 29, 2022 and January 29, 2022 were as follows (in thousands):

	At October 29, 2022
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Priming Term Loan due 2024	$202,033	$(930)	$(1,918)	$199,185
Subordinated Term Loan due 2024	19,748	—	(11,320)	8,428
Totals	221,781	(930)	(13,238)	207,613
Less: Current portion	(2,739)	—	—	(2,739)
Net long-term debt	$219,042	$(930)	$(13,238)	$204,874

	At January 29, 2022
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Existing Term Loan due 2022	$4,963	$(10)	$—	$4,953
Priming Term Loan due 2024	203,403	(1,356)	(2,797)	199,250
Subordinated Term Loan due 2024	17,829	—	(12,224)	5,605
Totals	226,195	(1,366)	(15,021)	209,808
Less: Current portion	(7,692)	—	—	(7,692)
Net long-term debt	$218,503	$(1,366)	$(15,021)	$202,116

Existing Term Loan

The Company was party to a term loan credit agreement, dated May 8, 2015, as amended, until it was re-paid on May 8, 2022.

Priming Term Loan

The Company is party to a senior secured priming term loan facility, dated September 30, 2020 (the “Priming Loan” and, the lenders thereunder, the “Priming Lenders”). The maturity date of the Priming Credit Agreement is May 8, 2024, and the loans under the Priming Credit Agreement bear interest at the Company’s election at: (1) Base Rate (as defined in the Priming Credit Agreement) plus 4.00% or (2) LIBOR plus 5.00%, with a minimum LIBOR per annum of 1.00%, with the interest payable on a quarterly basis. The Priming Credit Agreement offered the option to make a principal paydown of at least $25.0 million by August 30, 2021; otherwise, there would be a paid-in-kind (“PIK”) interest rate increase and a PIK fee. On August 27, 2021, the Company made the principal paydown of $25.0 million to avoid additional PIK and interest fees.

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

The Company’s obligations under the Priming Credit Agreement are secured by substantially all of the real and personal property of the Company and certain of its subsidiaries, subject to certain customary exceptions. The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $15.0 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5:1, which reduces over time, and (3) limits on capital expenditures of $20.0 million annually. As of October 29, 2022 and January 29, 2022, the Company was in compliance with all covenants.

Subordinated Term Loan

On September 30, 2020, the Company entered into a subordinated facility, with the Subordinated Lenders (as defined in Note 10, Related Party Transactions), that provides for a secured term loan facility in an aggregate principal amount equal to $15.0 million with an additional incremental capacity subject to certain customary conditions (the “Subordinated Facility”).

The maturity date of the Subordinated Facility is November 8, 2024. Loans under the Subordinated Facility bear interest at the Borrower’s election at (1) Base Rate (as defined in the Subordinated Facility) plus 11.00% or (2) LIBOR plus 12.00%, with a minimum LIBOR per annum of 1.00%. The Subordinated Facility is secured by substantially all of the real and personal property of the Company. The Subordinated Facility includes customary negative covenants for subordinated term loan agreements of this type, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Subordinated Facility also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $12.75 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5.75:1, which reduces over time, and (3) limits on capital spending of $23.0 million annually. The difference between the carrying value of the subordinated facility debt and the principal amount is being accreted over the term of the debt using the effective interest method. As of October 29, 2022 and January 29, 2022, the Company was in compliance with all covenants.

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

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting (including with respect to liquidity), financial and other covenants. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, make advances, investments and loans or modify its organizational documents. The ABL Facility also includes certain financial maintenance covenants, including a requirement to maintain a fixed charge coverage ratio greater than or equal to 1.00:1.00 if availability under the ABL Facility is less than specified levels. As of October 29, 2022 and January 29, 2022, the Company was in compliance with all covenants.

The Company had no short-term borrowings under the Company’s ABL Facility as of October 29, 2022 and January 29, 2022. The Company’s available borrowing capacity under the ABL Facility as of October 29, 2022 and January 29, 2022 was $33.0 million and $22.6 million, respectively. As of October 29, 2022 and January 29, 2022, there were outstanding letters of credit of $7.0 million and $4.5 million, respectively which reduced the availability under the ABL Facility. As of October 29, 2022, the maximum commitment for letters of credit was $10.0 million.

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

The following table presents the carrying value and fair value hierarchy for debt as of October 29, 2022 and January 29, 2022, respectively (in thousands):

		Fair Value as of October 29, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$207,613	$—	$216,381	$—
Total financial instruments not carried at fair value	$207,613	$—	$216,381	$—

		Fair Value as of January 29, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$209,808	$—	$203,485	$—
Total financial instruments not carried at fair value	$209,808	$—	$203,485	$—

The Company’s debt instruments include the Priming Loan, Subordinated Facility, as well as the Term Loan until re-paid on May 8, 2022. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The methodology used by the Company to determine the fair value of its financial instruments at October 29, 2022, is the same as that used at January 29, 2022.

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

Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets and liabilities as part of related impairment tests or for disclosure purposes. See Note 4, Asset Impairments, for additional information.

7. Income Taxes

The Company recorded an income tax provision of $4.5 million and $2.6 million during the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively. The Company recorded an income tax provision of $15.4 million and $8.4 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.

The effective tax rate for the thirteen and thirty-nine weeks ended October 29, 2022 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, return to provision adjustments and partial release of its valuation allowance on state deferred tax assets. The effective tax rate for the thirteen and thirty-nine weeks ended October 30, 2021 differs from the federal statutory rate of 21% primarily due to the nondeductible fair value adjustment of the warrants and the Priming Loan embedded derivative, the impact of executive compensation limitations and the impact of state and local income taxes.

8. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator
Net income (loss) attributable to common shareholders	$8,919	$11,238	$41,139	$(31,718)
Denominator
Weighted average number of common shares outstanding	10,152,538	9,987,435	10,112,911	9,849,700
Assumed exercise of warrants	3,809,929	3,810,695	3,809,549	2,121,705
Weighted average common shares, basic	13,962,467	13,798,130	13,922,460	11,971,405
Dilutive effect of stock options and restricted shares	335,458	376,088	318,026	—
Weighted average common shares, diluted	14,297,925	14,174,218	14,240,486	11,971,405
Net income (loss) per common share, basic	$0.64	$0.81	$2.95	$(2.65)
Net income (loss) per common share, diluted	$0.62	$0.79	$2.89	$(2.65)

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 110,982 and 136,546 shares for the thirteen and thirty-nine weeks ended October 29, 2022 and 210,204 and 702,278 shares for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

Warrants

As described in Note 5, Debt, on May 31, 2021 the Company chose to issue 272,097 additional shares of common stock to the Priming Lenders. As a result of this choice, the warrants related to the holders of the Subordinated Term Loan became exercisable into 3,820,748 shares of common stock for an aggregate exercise price of $186,000. Also, the warrants liability totaling $73.0 million was reclassed to Additional paid-in capital because from that date they can only be settled by exercise of the warrants into common stock (i.e., cash is no longer a settlement option). Through May 31, 2021, due to increases in the Company’s common stock price, the Company recognized $39.0 million and $59.8 million of non-cash fair value adjustment charges in the condensed consolidated statements of operations and comprehensive income during the thirty-nine weeks ended October 30, 2021.

Also, effective May 31, 2021 the warrants have been included in the denominator for both basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non substantive in relation to the fair value of the common shares to be issued upon exercise.

9. Equity-Based Compensation

Equity-based compensation expense was $0.9 million and $2.6 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, and $0.8 million and $1.9 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively.

10. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook Capital Partners L.P. (“TowerBrook”) and our Chairman of the board of directors (the “Subordinated Lenders”). In accordance with the Subordinated Facility, the Company issued warrants to the Subordinated Lenders (See Note 5, Debt, and Note 8, Net Income (Loss) Per Share).

For the thirteen and thirty-nine weeks ended October 29, 2022 the Company incurred $1.1 million and $2.8 million, respectively, of Interest expense, net – related party associated with the Subordinated Facility in the condensed consolidated statements of operations and comprehensive income. For the thirteen weeks ended October 30, 2021 the Company incurred $0.6 million of Interest expense, net – related party. For the thirty-nine weeks ended October 30, 2021, the Company incurred $57.0 million and $1.6 million, respectively, of Fair value adjustment of warrants – related party and Interest expense, net – related party.

For the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, the Company incurred an immaterial amount of other related party transactions.

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

12. Subsequent Event

In October 2022, the Company received an $8.3 million federal income tax payment from the Internal Revenue Service (“IRS”), which increased operating cash flow for the period ended October 29, 2022. In November 2022, the Company determined the payment was made in error by the IRS. Accordingly, the Company repaid the full amount to the IRS. Separately, in November 2022, the Company received the remaining expected federal income tax refund of $9.2 million related to the fiscal year ended January 30, 2021. This amount was recorded as a federal income tax receivable and included as a component of Prepaid expenses and other current assets on the Company’s consolidated balance sheets as of October 29, 2022 and January 29, 2022, respectively. The repayment of the $8.3 million and receipt of the $9.2 million will result in a net $0.9 million increase in operating cash flow during the fourth quarter of Fiscal Year 2022.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending January 28, 2023 (“Fiscal Year 2022”) and fiscal year ended January 29, 2022 (“Fiscal Year 2021”) are both comprised of 52 weeks.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations. These initiatives include our ecommerce platform and our initiative to upgrade and enhance our information systems, including ongoing initiatives to upgrade our Point of Sale systems. Although initiatives of this nature are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operations in future periods.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating metrics, including GAAP and non-GAAP measures, including the following:

Net sales consists primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through our retail stores (“Retail”) and through our website and catalog orders (“Direct”). Net sales also include shipping and handling fees collected from customers, royalty revenues and marketing reimbursements related to our private label credit card agreement. Retail revenue is recognized at the time of sale and Direct revenue is recognized upon shipment of merchandise to the customer.

Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers to omnichannel customers who, on average, spend nearly three times more than single-channel customers.

Total company comparable sales include net sales from our Retail stores that have been open for more than 52 weeks and from our Direct channel. This measure highlights the performance of existing stores open during the period, while excluding the impact of new store openings and closures. When a store in the total company comparable store base is temporarily closed for four or more days within a fiscal week, the store is excluded from the comparable store base; if it is temporarily closed for three or fewer days within a fiscal week, the store is included within the comparable store base. Certain of our competitors and other retailers may calculate total company comparable sales differently than we do. As a result, the reporting of our total company comparable sales may not be comparable to sales data made available by other companies.

Number of stores reflects all stores open at the end of a reporting period. In connection with opening new stores, we incur pre-opening costs. Pre-opening costs include expenses incurred prior to opening a new store and primarily consist of payroll, travel, training, marketing, initial opening supplies and costs of transporting initial inventory and fixtures to retail stores, as well as occupancy costs incurred from the time of possession of a store site to the opening of that store. In connection with closing stores, we incur store-closing costs. Store-closing costs primarily consist of lease termination penalties and costs of transporting inventory and fixtures to other store locations. These pre-opening and store-closing costs are included in selling, general and administrative expenses and are generally incurred and expensed within 30 days of opening a new store or closing a store.

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

The primary drivers of the COGS are raw materials and transportation or freight costs, which fluctuate based on certain factors beyond our control, including labor conditions, inbound transportation or freight costs, energy prices, currency fluctuations and commodity prices. We place orders with merchandise suppliers in U.S. dollars and, as a result, are not exposed to significant foreign currency exchange risk.

Selling, general and administrative expenses include all operating costs not included in costs of goods sold. These expenses include all payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. These expenses also include marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, professional services and other administrative costs.

Our historical revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant increases were in occupancy costs associated with retail store expansion, and in marketing and payroll investments.

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income (loss) plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Statements of Operations Data:
Net income (loss)	$8,919	$11,238	$41,139	$(31,718)
Fair value adjustment of derivative	—	—	—	2,775
Fair value adjustment of warrants - related party (a)	—	—	—	56,984
Interest expense, net	4,348	4,567	11,553	13,130
Interest expense, net - related party	1,092	607	2,823	1,597
Income tax provision	4,491	2,592	15,413	8,430
Depreciation and amortization	6,406	7,227	19,450	22,098
Equity-based compensation expense (b)	897	789	2,615	1,881
Write-off of property and equipment (c)	68	171	231	887
Adjustment for exited retail stores (d)	—	(471)	(246)	(1,181)
Impairment of long-lived assets (e)	1,300	—	1,408	—
Other non-recurring items (f)	2	240	6	1,708
Adjusted EBITDA	$27,523	$26,960	$94,392	$76,591
Net sales	$150,204	$151,731	$467,616	$440,053
Adjusted EBITDA margin	18.3%	17.8%	20.2%	17.4%
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
(e)
Represents impairment of long-lived assets related primarily to right-of-use assets and leasehold improvements.
(f)
Represents items management believes are not indicative of ongoing operating performance, including professional fees, retention expenses and costs related to the COVID-19 pandemic.

Items Affecting Comparability of Financial Results

Impairment losses. Our thirteen and thirty-nine weeks ended October 29, 2022 results include impairment charges of $1.3 million and $1.4 million, respectively, for long-lived assets (operating lease right-of-use asset, leasehold improvements and furniture, fixtures and equipment). See Note 4, Asset Impairments, in Item 1, Financial Statements, for additional information on these impairment losses.

Fair value adjustments. Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020. These fair value adjustments were due to the increase in J.Jill’s stock price from January 30, 2021 through May 31, 2021. Effective May 31, 2021, these liabilities were reclassified to equity because from that date they can only be settled by exercise of the warrants into common stock. Our Fiscal Year 2021 results does not include any fair value adjustments for the thirteen weeks ended October 30, 2021 and includes $59.8 million of fair value adjustments for the thirty-nine weeks ended October 30, 2021. For the thirteen and thirty-nine weeks ended October 29, 2022 our results do not include any fair value adjustments. See Note 5, Debt and Note 8, Net Income (Loss) Per Share, in Item 1, Financial Statements, for additional information on these fair value adjustments.

Results of Operations

Thirteen weeks ended October 29, 2022 Compared to Thirteen weeks ended October 30, 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended October 30, 2021 to the Thirteen Weeks
	October 29, 2022		October 30, 2021		Ended October 29, 2022
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$150,204	100.0%	$151,731	100.0%	$(1,527)	(1.0)%
Costs of goods sold	45,181	30.1%	47,196	31.1%	(2,015)	(4.3)%
Gross profit	105,023	69.9%	104,535	68.9%	488	0.5%
Selling, general and administrative expenses	84,873	56.5%	85,531	56.4%	(658)	(0.8)%
Impairment of long-lived assets	1,300	0.9%	—	0.0%	1,300	100.0%
Operating income	18,850	12.5%	19,004	12.5%	(154)	(0.8)%
Interest expense, net	4,348	2.9%	4,567	3.0%	(219)	(4.8)%
Interest expense, net - related party	1,092	0.7%	607	0.4%	485	79.9%
Income before provision for income taxes	13,410	8.9%	13,830	9.1%	(420)	(3.0)%
Income tax provision	4,491	3.0%	2,592	1.7%	1,899	73.3%
Net income	$8,919	5.9%	$11,238	7.4%	$(2,319)	(20.6)%

Net Sales

Net sales for the thirteen weeks ended October 29, 2022 decreased $1.5 million, or 1.0%, to $150.2 million from $151.7 million for the thirteen weeks ended October 30, 2021. The decrease in net sales was primarily due to a decrease in total company comparable sales of 1.2%. The decrease in net sales for the thirteen weeks ended October 29, 2022 was primarily driven by lower traffic partially offset by higher average transaction value.

Our Retail channel contributed 54.5% of net sales in the thirteen weeks ended October 29, 2022 and 55.1% in the thirteen weeks ended October 30, 2021. Our Direct channel contributed 45.5% of net sales in the thirteen weeks ended October 29, 2022 and 44.9% in the thirteen weeks ended October 30, 2021. We operated 247 and 260 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended October 29, 2022 increased $0.5 million, or 0.5%, to $105.0 million from $104.5 million for the thirteen weeks ended October 30, 2021. The gross margin for the thirteen weeks ended October 29, 2022 was 69.9% compared to 68.9% for the thirteen weeks ended October 30, 2021. The gross margin for the thirteen weeks ended October 29, 2022 benefited from strategic price increases partially offset by an increase in raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended October 29, 2022 decreased $0.7 million, or 0.8%, to $84.9 million from $85.5 million for the thirteen weeks ended October 30, 2021. The decrease is primarily driven by a $1.1 million decrease in occupancy expense, a $0.8 million decrease in depreciation and amortization expense, a $0.4 million decrease in insurance expense, a $0.3 million decrease in professional fees, and a $0.2 million decrease in information systems costs, offset by a $0.9 million increase in marketing expenses, a $0.7 million increase in shipping expenses and a $0.7 million increase in other administrative expenses. The decrease in occupancy costs is due to decreased rental expense from the net result of closing thirteen stores since August 1, 2021, and favorable lease renegotiations. Marketing expenses increased primarily due to a $0.4 million increase in customer events and $0.4 million increase in digital and print media expenses.

As a percentage of net sales, selling, general and administrative expenses were 56.5% for the thirteen weeks ended October 29, 2022 compared to 56.4% for the thirteen weeks ended October 30, 2021.

Interest Expense, Net

Interest expense, net, consists of interest expense on the term loan facility (the “Term Loan”), the senior secured priming term loan facility (the “Priming Loan”), the subordinated facility (the “Subordinated Facility”) and the revolving credit facility (the “ABL Facility”), partially offset by interest earned on cash. Interest expense, net for the thirteen weeks ended October 29, 2022 increased $0.2 million, or 3.8% to $5.4 million from $5.2 million for the thirteen weeks ended October 30, 2021. The increase is primarily driven by higher interest expense of $0.5 million on the Subordinated Facility offset by $0.3 million of higher interest income for the thirteen weeks ended October 29, 2022.

Income Tax Provision

The income tax provision was $4.5 million for the thirteen weeks ended October 29, 2022 compared to a provision for income taxes of $2.6 million for the thirteen weeks ended October 30, 2021, while our effective tax rates for the same periods were 33.5% and 18.8%, respectively. The effective tax rate during the thirteen weeks ended October 29, 2022 is primarily driven by the impact of the federal statutory rate, state and local income taxes, return to provision adjustments and partial release of its valuation allowance on state deferred tax assets. The effective tax rate during the thirteen weeks ended October 30, 2021 differs from the federal statutory rate of 21.0% due primarily to the impacts of executive compensation limitations and valuation allowance adjustments related to state and local income taxes.

Thirty-nine weeks ended October 29, 2022 Compared to Thirty-nine weeks ended October 30, 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirty-Nine Weeks Ended				Change from the Thirty-Nine Weeks Ended October 30, 2021 to the Thirty-nine weeks
(in thousands)	October 29, 2022		October 30, 2021		Ended October 29, 2022
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$467,616	100.0%	$440,053	100.0%	$27,563	6.3%
Costs of goods sold	140,656	30.1%	138,339	31.4%	2,317	1.7%
Gross profit	326,960	69.9%	301,714	68.6%	25,246	8.4%
Selling, general and administrative expenses	254,624	54.5%	250,516	56.9%	4,108	1.6%
Impairment of long-lived assets	1,408	0.3%	—	—	1,408	100.0%
Operating income	70,928	15.2%	51,198	11.7%	19,730	38.5%
Fair value adjustment of derivative	—	—	2,775	0.6%	(2,775)	(100.0)%
Fair value adjustment of warrants - related party	—	—	56,984	12.9%	(56,984)	100.0%
Interest expense, net	11,553	2.5%	13,130	3.0%	(1,577)	(12.0)%
Interest expense, net - related party	2,823	0.6%	1,597	0.4%	1,226	76.8%
Income (loss) before provision for income taxes	56,552	12.1%	(23,288)	(5.3)%	79,840	(342.8)%
Income tax provision	15,413	3.3%	8,430	1.9%	6,983	82.8%
Net income (loss)	$41,139	8.8%	$(31,718)	(7.2)%	$72,857	(229.7)%

Net Sales

Net sales for the thirty-nine weeks ended October 29, 2022 increased $27.6 million, or 6.3%, to $467.6 million from $440.1 million for the thirty-nine weeks ended October 30, 2021. Total company comparable sales increased by 6.8% for the thirty-nine weeks ended October 29, 2022. Net sales benefited from an increase in Retail customer traffic as well as strong full-price sales and a lower level of promotions as compared to the thirty-nine weeks ended October 30, 2021.

Our Retail channel contributed 54.1% of net sales in the thirty-nine weeks ended October 29, 2022 and 50.9% in the thirty-nine weeks ended October 30, 2021. Our Direct channel contributed 45.9% of net sales in the thirty-nine weeks ended October 29, 2022 and 49.1% in the thirty-nine weeks ended October 30, 2021. We operated 247 and 260 retail stores at the end of these same periods, respectively.

Gross Profit and Costs of Goods Sold

Gross profit for the thirty-nine weeks ended October 29, 2022 increased $25.2 million, or 8.4%, to $327.0 million from $301.7 million for the thirty-nine weeks ended October 30, 2021. The gross margin for the thirty-nine weeks ended October 29, 2022 was

69.9% compared to 68.6% for the thirty-nine weeks ended October 30, 2021. The gross margin for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 benefited from an improved mix of better full price selling and a lower level of promotional discounts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirty-nine weeks ended October 29, 2022 increased $4.1 million, or 1.6%, to $254.6 million from $250.5 million for the thirty-nine weeks ended October 30, 2021. The increase was primarily driven by a $3.6 million increase in compensation and benefits and a $3.1 million increase in marketing expense offset by a $2.7 million decrease in occupancy costs. The increase in compensation and benefits was primarily due to a $1.3 million increase in incentive expenses, and a $1.6 million increase in wages and benefits. The increase in marketing costs was primarily due to a $1.3 million increase in digital and print media expenses, a $1.0 million increase in catalog costs and a $0.6 million increase in public relations initiatives. The decrease in occupancy costs is due to decreased rental expense from the net result of closing thirteen stores since August 1, 2021, and favorable lease renegotiations.

As a percentage of net sales, selling, general and administrative expenses were 54.5% for the thirty-nine weeks ended October 29, 2022 compared to 56.9% for the thirty-nine weeks ended October 30, 2021.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, Priming Loan, Subordinated Facility and ABL Facility, partially offset by interest earned on cash. Interest expense, net for the thirty-nine weeks ended October 29, 2022 decreased $0.4 million, or 2.7%, to $14.4 million from $14.7 million for the thirty-nine weeks ended October 30, 2021 primarily due to higher interest income for the thirty-nine weeks ended October 29, 2022.

Income Tax Provision

The income tax provision was $15.4 million for the thirty-nine weeks ended October 29, 2022 compared to $8.4 million for the thirty-nine weeks ended October 30, 2021, while our effective tax rates for the same periods were 27.3% and (36.1)%, respectively. The effective tax rate during the thirty-nine weeks ended October 29, 2022 is primarily driven by the impact of the federal statutory rate, state and local income taxes, return to provision adjustments and partial release of its valuation allowance on state deferred tax assets. The effective tax rate during the thirty-nine weeks ended October 30, 2021 is a negative rate due to the nondeductible fair value adjustments of the warrants and embedded derivative, as well the impact of executive compensation limitations and state and local income taxes.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility. On April 15, 2022, we entered into an Amendment No. 5 to our ABL Credit Agreement (the “ABL Amendment”), by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc., Jill Intermediate LLC, the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent. The ABL Amendment (i) extended the maturity date of the ABL Facility from May 8, 2023 to May 8, 2024, provided that if by November 4, 2023, the Priming Loan maturity date has not been appropriately extended to a date that is at least November 4, 2024, then the ABL Facility maturity date shall automatically be deemed to be November 4, 2023, and (ii) changed the benchmark interest rate applicable to the loans under the ABL Facility from LIBOR to the forward-looking secured overnight financing rate. As of October 29, 2022, we had $90.1 million in cash and cash equivalents and $33.0 million of total availability under our ABL Facility.

Also, in Fiscal Year 2021, we received $17.5 million of a total expected federal income tax refund of approximately $26.7 million related to the fiscal year ended January 30, 2021 (“Fiscal Year 2020”). In October 2022, the Company received an $8.3 million federal income tax payment from the Internal Revenue Service (“IRS”) in error, increasing operating cash flow for the period ended October 29, 2022. This amount was repaid to the IRS in November 2022. Separately, in November 2022, the Company received the remaining expected refund of $9.2 million, bringing the total refund proceeds to $26.7 million. The tax refund amount benefited from the provisions under the CARES Act enacted in March 2020 most significantly from the provision that allows for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.

The agreements governing our Priming Loan (the “Priming Credit Agreement”), Subordinated Term Loan (the “Subordinated Credit Agreement”) and ABL (the “ABL Credit Agreement”) include customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. Each of the Priming Credit Agreement, the Subordinated Credit Agreement and the ABL Credit Agreement also has certain financial covenants (see Note 5, Debt, in Item 1, Financial Statements, for additional information). As of October 29, 2022, the Company is in compliance with all covenants.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$66,720	$53,423
Net cash used in investing activities	(5,173)	(2,488)
Net cash used in financing activities	(7,424)	(37,869)

Net Cash provided by Operating Activities

Net cash provided by operating activities increased by $13.3 million during the thirty-nine weeks ended October 29, 2022 compared to the thirty-nine weeks ended October 30, 2021 primarily due to a positive change in net income.

Net cash provided by operating activities during the thirty-nine weeks ended October 29, 2022 was $66.7 million. Key elements of cash provided by operating activities were (i) net income of $41.1 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $26.6 million, primarily driven by depreciation and amortization, and (iii) uses of cash totaling $1.0 million for net operating assets and liabilities to support increased sales, primarily driven by higher payments for merchandise inventory offset by higher accrued expenses and other current liabilities, including an $8.3 million federal income payment received from the IRS in error.

Net cash provided by operating activities during the thirty-nine weeks ended October 30, 2021 was $53.4 million. Key elements of cash provided by operating activities were (i) net loss of $31.7 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $86.1 million, primarily driven by the noncash change in fair value of warrants, depreciation and amortization, deferred income taxes and noncash interest expense, partially offset by deferred rent incentives and adjustment for exited retail stores, and (iii) a use of cash from net operating assets and liabilities of $0.9 million, primarily driven by higher payments of accounts payable, partially due to payments for merchandise inventory and rents for retail stores that were deferred into Fiscal Year 2021 from Fiscal Year 2020.

Net Cash used in Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was $5.2 million and $2.5 million, respectively, representing purchases of property and equipment.

Net Cash used in Financing Activities

Net cash used in financing activities was $7.4 million for the thirty-nine weeks ended October 29, 2022 compared to $37.9 million in the prior year. Of the $37.9 million, $25.0 million relates to voluntary principal payment on the Priming Loan, which was made to avoid increased PIK interest and fees and $11.1 million of net cash flow was due to repayment of borrowings under the ABL Facility for the thirty-nine weeks ended October 30, 2021.

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

Credit Facilities

There were no short-term borrowings outstanding under the Company’s ABL Facility as of October 29, 2022 and January 29, 2022. At October 29, 2022 and January 29, 2022, the Company had outstanding letters of credit in the amount of $7.0 million and $4.5 million, respectively, and had a maximum additional borrowing capacity of $33.0 million and $22.6 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the third quarter of Fiscal Year 2022. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2021 Annual Report.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of October 29, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of Fiscal Year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

J.Jill, Inc.

Date: December 6, 2022	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Date: December 6, 2022	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial Officer/Chief Operating Officer