Form 10-K
period 2023-01-28
J.Jill, Inc.
filed 2023-03-30
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of July 29, 2022, was $72,632,133.

The number of shares of registrant’s Common Stock outstanding as of March 27, 2023 was 10,496,352.

Documents Incorporated by Reference

Portions of Part II and Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

Auditor Firm ID:	248	Auditor Name:	Grant Thornton LLP	Auditor Location:	Boston, Massachusetts
Auditor Firm ID:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts

\\\\\\\\\\\

2

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
•
pandemics or other public health crises, such as the coronavirus, or COVID-19, and adverse changes in economic and market conditions related to such pandemics or other health crises;
•
our ability to work with lenders and others or otherwise pursue options to refinance following any event of default under our credit facilities;
•
our level of indebtedness;
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
•
increased scrutiny related to our environmental, social and corporate governance activities (“ESG”);
•
increased costs as a result of being a public company, particularly since we are no longer an “emerging growth company” (“EGC”); and
•
other risks, uncertainties and factors set forth in this Annual Report, including those set forth under “Item 1A. Risk Factors.”

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. Risk Factors in this Annual Report. These risks include, but are not limited to, risks associated with:

•
our sensitivity to changes in economic conditions and discretionary consumer spending;
•
the material adverse impact of pandemics or other health crises on our operations, business and financial results;
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
•
our inability to manage our inventory levels, size assortments and merchandise mix; and
•
our status as a controlled company.

PART I

Item 1. Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “J.Jill,” “we,” “us,” and “our” refer to J.Jill, Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2022” refer to the fiscal year ended January 28, 2023, references to “Fiscal Year 2021” refer to the fiscal year ended January 29, 2022, and references to “Fiscal Year 2020” refer to the fiscal year ended January 30, 2021. Fiscal Years 2022, 2021, and 2020 are comprised of 52 weeks.

Company Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful, and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through over 200 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

Brand

J.Jill has modernized its value proposition and introduced new customers to its relevant and compelling products through thoughtful, versatile designs that reflect the individuality of its customers. J.Jill has accomplished this by clearly communicating its offerings that align with its vision: to live in a world where the totality of every woman is seen, valued and celebrated. This permeates across all J.Jill touchpoints through authentic advertising, inclusive retail experiences, and presentation of its offerings – whether the customer chooses to shop on the J.Jill website, in J.Jill retail stores, or through the J.Jill catalog.

Customer

J.Jill caters to a distinctive set of women – typically 45 years and older, college educated, and with an approximate median annual household income of $150,000. Her discretionary dollars are her own to spend and she leads a busy, yet balanced life and she is involved in her community. Her average tenure with the J.Jill brand is an industry-leading 10 years.

Additionally, as J.Jill retains her over time, she tends to migrate from being a single channel customer to a more valuable omnichannel customer. Omnichannel customers comprised approximately 22% of J.Jill’s active customer base for Fiscal Years 2022, 2021 and 2020.

Product

J.Jill’s products are marketed under the J.Jill brand name and sold primarily through two channels: its ecommerce platform and catalog (“Direct”) and its retail stores (“Retail”). J.Jill’s thoughtful, versatile apparel, footwear and accessories reflect the individuality of each customer and are made to seamlessly take them through every moment of their day. J.Jill uses high quality fabrics and techniques for season-after-season comfort and style. J.Jill’s products are available across the full range of sizes including Regular, Petite and Tall, and it provides one, size-integrated shopping destination for customers with sizes from Extra Small up to 2X in store and 4X online.

In addition to its core assortment, J.Jill has three sub-brands, Pure Jill, Wearever, and Fit. Each demonstrate a different design ethos and offers customers a mix of casual and refined apparel based on their needs. Whether they are buying versatile work, comfortable travel, or premium casual clothes for attending occasions or meeting friends, J.Jill offers its customers a variety of options for all different usage occasions.

Pure Jill: The highest expression of the J.Jill brand, Pure Jill reflects the art of understated ease. It is designed with a fabric-first approach, reflected in simple designs, unique artisanal details, interesting textures, soft natural fabrics and dye and wash techniques.

Wearever: Wearever is all day refined dressing designed for work, travel and home. It is a foundational collection of versatile shapes and proportions, in solids and prints that mix easily to provide endless options that work together. These soft knits are easy care and wrinkle-free, and always look great.

Fit: Style designed for wellness, Fit is versatile performance-inspired apparel for athletic usage or as feel-good loungewear.

J.Jill also offers accessories in unique, versatile and wearable collections. These accessory collections are primarily driven by scarves and jewelry and seamlessly complete customers wardrobes.

Product Design and Development

The J.Jill customer seeks newness and unique products. Through nine separate seasons, J.Jill flows designs and color palettes frequently – creating engagement and optionality for its customers. Substantially all of J.Jill’s merchandise is designed in-house, and creating newness through different fabrics, colors, patterns and silhouettes. J.Jill also utilizes launches of its sub-brands, Pure Jill, Wearever, and Fit, to stagger new deliveries, as well as offer web edit capsules and omni refreshes to the seasons. The close coordination between its teams ensures that its product and brand message is clearly communicated to its customers across all channels, bringing customers back regularly to see what’s new.

Channel

J.Jill believes that its customers’ purchasing decisions are influenced by the consistent experience it provides across its sales channels. For Fiscal Year 2022, J.Jill generated approximately 53% of net sales through its Retail channel and approximately 47% of total net sales through its Direct channel. This balanced, omni-channel business model means J.Jill is not over-indexed in either channel and knows where existing and prospective customers are. Further, its robust customer database and analytical capabilities allow J.Jill to be focused and strategic in identifying high potential locations and optimizing its store footprint.

Store Fleet Optimization

J.Jill Stores

As of January 28, 2023, J.Jill operated 243 stores across 42 states with approximately half located in lifestyle centers and the remaining in premium malls; all J.Jill stores are leased. Its stores range in size from approximately 2,000 to 6,000 square feet, and the average store is approximately 3,700 square feet.

J.Jill’s store designs showcase its brand, while elevating and simplifying the J.Jill shopping experience. Its stores provide a shared community of like-minded women and a welcoming, easy-to-shop environment with personalized attention. Its customer relies on trusted store associates to provide honest feedback and advice to help guide them. Through its concierge service, they can get early access to J.Jill’s latest products or have its team pull items that complement their style and aesthetic. When the customer cannot find an item in-stock at their local store, J.Jill’s in-store ordering platform ships available products to their home.

Site Optimization

J.Jill believes its stores to be an important channel for its customers. J.Jill reviews and evaluates its store fleet on various factors, including customer demographics within a market, concentration of existing customers, location of existing stores, center tenant quality and mix, rental economics and overall operating performance. J.Jill has been optimizing its fleet the past several years with the goal of closing underperforming locations and improving the overall economic health of the Retail channel. J.Jill will continue to review its fleet on an ongoing basis, balancing closings with select new store openings.

The following table shows new store openings and closings since Fiscal Year 2019.

			Total Stores at
	Stores	Stores	the End of the
Store Open Year	Opened	Closed	Fiscal Year
Fiscal Year 2019	11	(6)	287
Fiscal Year 2020	—	(20)	267
Fiscal Year 2021	—	(14)	253
Fiscal Year 2022	1	(11)	243

Direct Channel

J.Jill’s Direct channel consists of its website and catalog orders. Within its Direct channel, ecommerce represented approximately 95% of Direct channel net sales and phone orders represented 5% of Direct channel net sales.

J.Jill’s website, www.jjill.com, delivers to customers an engaging shopping experience by featuring updates on new collections, guidance on how to wardrobe and wear its products, and the ability to chat live with a sales representative.

The J.Jill website also provides customers with a broader range of colors and sizes than available in its stores.

Competitive Strengths

Distinct, Well-Recognized Brand. The J.Jill brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and fuels her joy and impact with style for all of who she is. J.Jill has cultivated this differentiated brand through deep consumer insights and primary research data to better understand what women want from fashion and the shopping experience. The result has helped J.Jill communicate the brand story more broadly and strategically and reaffirmed its commitment to its customers, creating significant brand trust and an emotional connection with them.

Omnichannel Business. J.Jill has developed an omnichannel business model comprised of its Retail and its Direct channel. Its Retail and Direct channels complement and drive traffic to one another, and J.Jill leverages its targeted marketing initiatives to acquire new customers across its channels.

Data-Centric Approach That Drives Future Profitability and Mitigates Risk. J.Jill believes it has industry-leading data capture capabilities that allow it to match approximately 97% of transactions to an identifiable customer. J.Jill uses its extensive customer database to track and effectively analyze customer information as well as contact history. J.Jill also has significant visibility into its customers’ transaction behavior. J.Jill can identify a single-channel customer who purchases a product through its website, its retail store or its catalogs, as well as an omnichannel customer who purchases in more than one channel. J.Jill continually leverages this database and applies its insights to operate its business as well as to acquire new customers and then create, build and maintain a relationship with each customer to drive optimum value.

Affluent and Loyal Customer Base. J.Jill targets an attractive demographic of affluent women 45 years and older. With an approximate median annual household income of $150,000, its customer has significant spending power. J.Jill’s private label credit card program also drives customer loyalty and encourages shopping. J.Jill believes it will continue to develop long-term customer relationships that can drive profitable sales growth.

Customer-Focused Product Assortment. J.Jill customers strongly associate its product with a modern balance of style, quality, comfort and ease suitable for a broad range of occasions at accessible price points. Its customer-focused assortment spans a full range of sizes and is designed to provide an easy wardrobe that is relevant to her lifestyle. Each year, J.Jill offers merchandise collections that are designed and delivered to provide a consistent flow of fresh products. J.Jill creates product newness through the use of different fabrics, colors, patterns and silhouettes. J.Jill has an in-house, customer centric product design and development process that leverages its extensive database of customer feedback and allows J.Jill to identify and incorporate changes in its customers’ preferences. J.Jill believes its customer focused approach to product development and continual delivery of fresh, high quality products drives traffic, frequency and conversion.

Highly Experienced Leadership Team. J.Jill’s leadership team has extensive industry experience with significant expertise in merchandising, marketing, stores, ecommerce, human resources, and finance. J.Jill’s senior leadership team has an average of 25 years of experience in retail.

Growth Strategy

Key drivers of J.Jill’s growth strategy include:

Grow Value of Our Customer Base. J.Jill has a significant opportunity to continue to attract new customers to its brand and to grow the value of its active customer base across all channels. J.Jill believes that its target demographic of women 45 years and older, is relatively underserved by media and the industry. J.Jill has refined its brand position to further attract these remarkable women who do not define themselves by age, size, profession, nor confine themselves by artificial boundaries or the expectations of others. J.Jill plans to continue positioning its marketing investment to acquire new customers, reactivate lapsed customers, and retain existing customers. Through its various business initiatives, J.Jill believes it will continue to attract new customers to its brand, migrate from single channel to more profitable omnichannel customers and increase overall customer spend.

Increase Direct Sales. Given its strong foundation and ongoing website enhancements, J.Jill believes it can leverage its Direct platform to broaden its customer reach and drive additional sales. J.Jill is undertaking initiatives to further develop its website to provide a more personalized shopping experience with more features and services for its customers. The website also provides enhanced capability to engage customers on mobile devices, and improved access to products.

Strengthen Omnichannel Capabilities. J.Jill’s profitable store channel is enhanced by store associates who have a unique connection to its customer. Whether calling to help her access its online exclusive products, or celebrating life’s special events in store, J.Jill associates bridge the experience between the channels by reminding her that she can access J.Jill in many ways. Concurrently, J.Jill remains focused on driving traffic and engagement with its website. J.Jill plans to continue enhancing the website with value-added services and growing its email file while optimizing its marketing strategies, including increased personalization through social media. J.Jill expects that these improvements will facilitate a more cohesive and seamless shopping experience for its customer, wherever and whenever she chooses to shop. J.Jill plans to continue leveraging its insight into customer attributes and behavior, which will guide strategic investments in its business.

Enhance Product Assortment. J.Jill believes there is an opportunity to improve its productivity by selectively enhancing its assortment in certain product categories, including its Pure Jill and Wearever sub-brands, its Regular, Petite and Tall businesses, and accessories. J.Jill also believes it has the opportunity to continue to optimize its assortment architecture by delivering the right mix and flow of fashion and basics to its channels. In addition, J.Jill expects to continue delivering high quality customer focused product assortments across each of its channels, while strengthening visual merchandising and maintaining a balance between newness and core staples.

Inclusive Sizing. Inclusivity is inherent to the J.Jill brand, allowing its customer to shop where and how she wants. J.Jill also sees a huge opportunity to better serve its customers and continue to support the mission of the company through totality and inclusivity. By focusing on perfecting our fit, improving her experience when shopping extended sizing, and clearly communicating its robust range of sizes, J.Jill continues to meet the most salient needs of its customer: finding her desired fit and products that are uniquely relevant to her with the confidence that J.Jill has what she is looking for in beautiful styles and fabrications.

Marketing and Advertising

J.Jill leverages a variety of marketing and advertising vehicles to increase brand awareness, acquire new customers, drive customer traffic across its channels, and strengthen and reinforce its brand image. These include print mailings, email communications, digital advertisements, and public relations initiatives. J.Jill leverages its customer database to strategically optimize the value of its marketing investments across customer segments and channels. This enables J.Jill to productively acquire new customers, effectively market to existing customers, increase customer retention levels and reactivate lapsed customers.

J.Jill’s ecommerce platform offers a full representation of its brand with its complete range of styles, sizes and colors, including curated shops and online exclusives. Accessed through desktop, tablet or mobile, its website enables J.Jill to attract new customers to the brand and creates momentum with existing customers through its valuable brand proposition.

Along with ecommerce, its catalogs continue to be an integral part of its business. As one of J.Jill’s key marketing vehicles, its catalogs promote and reinforce its brand image and drive customer acquisition and engagement. As on its website and in its retail stores, J.Jill’s catalogs reflect its product offering in settings that align with its merchandise segments, including its sub-brands, and provide guidance on styling and wardrobe. J.Jill’s catalogs are designed in-house, providing greater creative control as well as effectively managing production costs.

J.Jill offers a private label credit card program through an agreement with Comenity Capital Bank (“ADS”), formerly known as Alliance Data Systems, under which it owns the credit card receivables. All credit card holders receive invitations to exclusive customer events and promotions including special purchase events five times per year, a special offer for her birthday, and a 5% discount when purchases are made on the card. J.Jill promotes the benefits of its credit card to new and existing customers through its various marketing channels. J.Jill believes that its credit card program encourages customer loyalty, repeat visits and additional spending. In Fiscal Year 2022, 52% of its gross sales were generated by its credit card holders.

Sourcing and Supply Strategy

To efficiently source its products, J.Jill leverages its longstanding relationships with agents who represent suppliers and factories. In Fiscal Year 2022 approximately 80% of its products were sourced through agents and 20% were sourced directly from suppliers and factories. J.Jill works with several primary agents that help it identify quality suppliers and coordinate its manufacturing requirements. Additionally, the agents manage the development of samples of merchandise produced in the factories, inspect finished merchandise, ensure the timely delivery of goods and carry out other administrative and oversight functions on J.Jill’s behalf. J.Jill sources the remainder of its products by interacting directly with suppliers and factories both domestically and abroad.

Agents work with approximately 30 suppliers on J.Jill’s behalf. J.Jill sources its merchandise globally from 11 countries with the top three by volume being India, Indonesia, and Vietnam. No single supplier accounts for more than 20% of merchandise purchased by volume.

J.Jill has no long-term merchandise supply contracts as it typically transacts business on an order-by-order basis to maintain flexibility. J.Jill believes its strong relationships with suppliers have provided it with the ability to negotiate favorable pricing terms, further improving its overall cost structure and profitability. J.Jill’s dedicated sourcing team actively negotiates and manages product costs to deliver initial mark-up objectives. The team further focuses on quality control to ensure that merchandise meets required technical specifications and inspects the merchandise to ensure it meets J.Jill’s strict standards, including regular in-line inspections while goods are in production. Upon receipt, merchandise is further inspected on a test basis for consistency in cut, size and color, as well as for conformity with specifications and overall quality of manufacturing. J.Jill’s sourcing team ensures that the customer has a consistent product and satisfying brand experience regardless of product size, color or collection.

Omnichannel Distribution and Customer Contact Center

J.Jill leases its 520,000 square foot distribution and customer contact center in Tilton, New Hampshire. The facility manages the receipt, storage, sorting, packing and distribution of merchandise for its Retail and Direct channels. Retail stores are replenished from this facility and shipped by third-party delivery services, providing its retail stores with a steady flow of new inventory that helps to maintain product freshness. J.Jill’s distribution system is designed to operate in an efficient and cost-effective manner, including its ability to profitably support individual direct orders. In Fiscal Year 2022, the distribution center handled 28 million units, split between 12 million retail (43%) and 16 million direct (57%), and J.Jill believes this facility is sufficient to support its future growth.

The customer contact center is an extension of the J.Jill brand, providing a consistent customer experience at every stage of a purchase across all of its channels. In Fiscal Year 2022, J.Jill managed approximately 3.6 million customer interactions through its in-house customer contact center in Tilton, New Hampshire. J.Jill’s customer contact center is responsible for nearly all live customer interactions, other than in retail stores, including order taking and further serves as an important feedback loop in gathering customer responses to its brand, product and service. J.Jill continues to refine and improve its contact center strategy and experience to support the constantly evolving digital landscape.

Information Systems

J.Jill uses information systems to support business intelligence and processes across its sales channels. J.Jill continues to invest in information systems and technology to enhance the customer experience and create operating efficiencies including its initiative to upgrade its Point of Sale system. J.Jill utilizes third-party providers for customer database and customer campaign management, ensuring efficient maintenance of information in a secure, backed-up environment.

Seasonality

While the retail business is generally seasonal in nature, J.Jill has historically not experienced significant seasonal fluctuations in its sales. J.Jill’s merchandise offering drives consistent sales across seasons with no quarter contributing more than 27% of total annual net sales in Fiscal Year 2022.

Competition

The women’s apparel industry is highly competitive. J.Jill competes with local, national and international retail chains and department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. J.Jill competes on the basis of design, service, quality and value. J.Jill believes its distinct combination of design, service, quality and value allows it to challenge the competition effectively and believes it differentiates itself based on the strength of its brand, its omnichannel platform, its strong data capabilities, its loyal customer base, its customer-focused product assortment and its highly experienced leadership team.

Human Capital

Attracting, retaining, and developing a diverse pool of talent to drive the success of the J.Jill brand is a key element of its business strategy. As of January 28, 2023, J.Jill employed 1,115 full-time and 1,869 part-time associates. Of these associates, 293 were employed in its headquarters in Quincy, Massachusetts, 2,400 were employed in its retail stores and field management team, and 291 worked in its distribution and customer contact center and administrative office in Tilton, New Hampshire. The number of associates, particularly part-time associates, fluctuates depending upon seasonal needs. J.Jill associates are not represented by a labor union and are not party to a collective bargaining agreement. J.Jill considers its relations with its associates to be very good.

Throughout the COVID-19 pandemic, J.Jill continued to focus on the health and safety of its associates and customers. Until November 2022, its cross-functional safety team continued to monitor the latest Centers for Disease Control and Prevention (“CDC”) guidelines, maintain appropriate safety protocols, monitor for compliance and make improvements and adjustments where needed. Until December 2022, J.Jill also provided its associates with up to two weeks of emergency paid leave during store closings and for absences related to COVID-19.

Although J.Jill’s offices were open throughout Fiscal Year 2022, J.Jill continued to embrace a flexible work model across the organization in accordance with its Optimizing Work and Life (“OWL”) initiative adopted in June 2022.

J.Jill’s key human capital measures include associate safety, turnover, pay benchmarking and associate professional development. J.Jill has programs in place to provide associates with feedback on performance and professional development planning, and its senior leadership team engages in a formal talent review and development planning process each year. During Fiscal Year 2022 J.Jill promoted approximately 250 associates to higher level positions within the Company.

J.Jill frequently benchmarks its compensation practices and benefits programs against those of comparable industries and in the geographic areas where its facilities are located. J.Jill believes that its compensation and employee benefits are competitive and allows it to attract and retain talent throughout its organization. J.Jill’s notable health, welfare and retirement benefits include:

•
Company subsidized health insurance
•
Short and long-term disability insurance
•
401(k) plan with Company matching contributions
•
Tuition assistance program
•
Paid parental leave
•
Flexible working arrangements
•
Paid time off programs

J.Jill strives to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Associates have multiple ways to report inappropriate behavior, including through a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken to stop such behavior.

Intellectual Property

J.Jill’s trademarks are important to its marketing efforts. J.Jill owns or has the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States and other jurisdictions. Trademarks that are important in identifying and distinguishing its products and services include, but are not limited to, J.Jill®, The J.Jill Wearever Collection® and Pure Jill®. J.Jill’s rights to some of these trademarks may be limited to selected markets. J.Jill also owns domain names, including www.jjill.com.

Corporate Information

Our principal executive office is located at 4 Batterymarch Park, Quincy, MA 02169, and our telephone number is (617) 376-4300.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at www.sec.gov.

In addition, this Annual Report as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (https://www.jjill.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference in this report.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

Our business is sensitive to macroeconomic conditions, we rely on consumer discretionary spending and we may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and operating results are subject to national and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market and macroeconomic uncertainty; home foreclosures and reductions in home values; fluctuating interest rates, increased inflationary pressures and credit availability; rising fuel and other energy costs; rising commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors, including current inflationary pressures, and are experiencing negative impacts on client demand and discretionary spending as a result. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced and when there is a reduction in consumer confidence. Furthermore, economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; and other major unforeseen events.

Adverse economic changes could reduce consumer confidence and could thereby negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen, or what impact such circumstances could have on our business. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have already paid to manufacture, which could further adversely affect our profitability. It is difficult to predict when or for how long any of these conditions can affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations. Additionally, the ongoing volatile and uncertain macroeconomic environment that we have been experiencing since the onset of the COVID-19 pandemic has likely reduced, and may continue to reduce, our ability to forecast our future operating results.

The COVID-19 pandemic may further affect our business, results of operations, liquidity, and financial results.

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

The impact of the pandemic may also heighten other risks included in this Risk Factors section, any of which could be material. The situation is changing rapidly, and future impacts may materialize that are not yet known. Even if the COVID-19 pandemic continues to subside, the Company may continue to experience adverse impacts.

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

The women’s apparel industry is highly competitive. We compete with local, regional, national and international retail chains and department stores, specialty and discount stores, catalogs, internet and ecommerce businesses offering similar categories of merchandise. We face a variety of competitive challenges, including price pressure, anticipating and quickly responding to changing customer demands or preferences, maintaining favorable brand recognition and effectively marketing our merchandise to our customers in diverse demographic markets, sourcing merchandise efficiently and developing merchandise assortments in styles that appeal to our customers in ways that favorably distinguish us from our competitors. In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices, may increase our competition. The internet and other new technologies facilitate competitive entry and comparison shopping, and increased competition may reduce our sales and profits. We strive to offer an omnichannel shopping experience for our customers that enhances their shopping experiences. Omnichannel retailing is constantly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Furthermore, many of our competitors have advantages over us, including substantially greater financial, marketing and other resources. Increased levels of promotional activity by our competitors, some of whom may be able to adopt more aggressive pricing policies than we can, both on our website and in stores, may negatively impact our sales and profitability. There can be no assurances that we will be able to compete successfully with these companies in the future. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified sales associates and professional staff. Increased competition in these areas may result in higher costs and reduced profitability, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our ecommerce business and failure to successfully manage this business and deliver a seamless omnichannel shopping experience to our customers could have an adverse effect on our growth strategy and our business, financial condition and results of operations.

Sales through our Direct channel, of which our ecommerce business constitutes the vast majority, accounted for approximately 47% of our total net sales for Fiscal Year 2022. Our business, financial condition and results of operations are dependent on maintaining our ecommerce business and expanding this business is an important part of our strategy to grow through our omnichannel operations. Dependence on our ecommerce business and the continued growth of our Direct and Retail channels subjects us to certain risks, including:

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

In particular, the level of customer traffic and volume of customer purchases through our Direct channel, which accounted for approximately 47% of our net sales for Fiscal Year 2022, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our merchandise. If we are unable to maintain and increase customers’ use of our ecommerce platform, and the volume of purchases declines, our business, financial condition and results of operations could be adversely affected.

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

Historically, the shipping and handling fees we charge our direct customers are intended to recover the related shipping and handling expenses. Online and omnichannel retailers are increasing their focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times and low-price or free shipping. To remain competitive, we may be required to offer discounted, free or other more competitive shipping options to our customers, which may result in declines in our shipping and handling fees and increased shipping and handling expenses. Declines in the shipping and handling fees that we generate may have a material adverse effect on our profitability to the extent that our shipping and handling expense is not declining proportionally, or if our shipping and handling expense would increase, which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party suppliers for the manufacturing of all of our merchandise, primarily through the use of agents. In Fiscal Year 2022, approximately 80% of our products were sourced through agents and approximately 20% were sourced directly from suppliers and factories. Our merchandise is manufactured to our specifications primarily by factories outside of the United States. Some of the factors that might affect a supplier’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards are outside of our control, including inclement weather, natural disasters, political and financial instability, including the conflict in Ukraine and the surrounding region, and the related sanctions, legal and regulatory developments, strikes, health concerns regarding infectious diseases (such as the outbreak of COVID-19), and acts of terrorism. Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brand’s reputation. Late delivery of merchandise or delivery of merchandise that does not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

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

We source our imported merchandise from 11 countries. The top three by volume are India, Vietnam, and Indonesia. We source some merchandise from China. In Fiscal Year 2022, approximately 47% of our products were sourced in southeast Asia. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the COVID-19 pandemic and the imposition of additional import restrictions, could materially harm our operations. For example, the U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions, including China, and has raised the possibility of imposing additional tariff increases or expanding the existing tariffs. In response, many of these foreign governments, including China, have imposed retaliatory tariffs on goods that their countries import from the United States. Although there has been a partial first phase trade deal between the United States and China, there can be no certainty whether any further trade deals or relaxation or elimination of trade tariffs will occur or upon what terms. Additionally, there can be no assurance that additional or new trade tensions and tariffs will not arise between various trade partners, including, among others, the United States and China. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, financial condition and results of operations. In addition, many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all of our foreign purchases of our merchandise are negotiated and paid for in U.S. dollars, the cost of our merchandise may be affected by fluctuations in the value of relevant foreign currencies. In addition, we are engaging in growing the amount of production carried out in other developing countries. These countries may present other risks with regard to infrastructure available to support manufacturing, labor and employee relations, political and economic stability, corruption, regulatory, environmental, health and safety compliance. While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand and product delivery.

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

Our distribution and customer contact center is located in Tilton, New Hampshire. The distribution center manages the receipt, storage, sorting, packing and distribution of merchandise to our stores and to our direct customers. Independent third-party transportation companies then deliver merchandise from the distribution center to our stores or direct to our customers. The customer contact center handles all customer interactions, other than those in retail stores, including phone sales orders and service calls, emails and internet contacts. Any significant interruption in the operations of our Tilton distribution and customer contact center, our third-party distribution, fulfillment or transportation providers, for any reason, including natural disasters, accidents, inclement weather, technology system failures, work stoppages, slowdowns or strikes or other unforeseen events and circumstances could delay or impair our ability to receive orders and to distribute merchandise to our stores and/or our customers. This could lead to inventory issues, increased costs, lower sales and a loss of loyalty to our brand, among other things, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Indebtedness

The terms of our priming credit agreement, subordinated term loan credit agreement and asset-based revolving credit facility restrict our operational and financial flexibility, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our priming credit agreement, dated as of September 30, 2020 (the “Priming Credit Agreement” and, such facility, the “Priming Facility”), our subordinated term loan credit agreement, dated as of September 30, 2020, by and among J.Jill, Inc., Jill Acquisition LLC, a wholly-owned subsidiary of us, the various lenders party thereto and Wilmington Trust, National

Association as the administrative agent (the “Subordinated Term Loan Agreement” and, such facility, the “Subordinated Term Loan Facility”), and our ABL credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, certain subsidiaries from time to time party thereto, the lenders party thereto and CIT Finance LLC as the administrative agent and collateral agent (as amended, the “ABL Credit Agreement” and, such facility, the “ABL Facility” and, together with the Priming Facility and the Subordinated Term Loan Facility, the “Credit Facilities” and, the agreements governing such facilities, the “Credit Agreements”), each contain, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. A failure by us to comply with the covenants contained in our Credit Agreements could result in an event of default under each respective Credit Agreement, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and exercise other remedies as set forth in our Credit Agreements. If the indebtedness under our Credit Agreements were to be accelerated, our future financial condition could be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General.”

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of January 28, 2023, we had $221.9 million aggregate principal amount of borrowings under the Credit Agreements. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See Note 9. Debt to the audited consolidated financial statements included in this Annual Report for more information on our indebtedness.

We may be adversely affected by the phase-out of, or changes in the method of determining, LIBOR, or the replacement of LIBOR with different reference rates.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on U.S. dollar-denominated loans globally.

On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2021. In March 2021, ICE Benchmark Administration, the administrator for LIBOR, confirmed its intention to cease publishing one week and two-month USD LIBOR after December 2021 and all remaining USD LIBOR tenors in mid-2023. Concurrently, the U.K Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the secured overnight financing rate (“SOFR”), a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR.

On April 15, 2022, the Company executed Amendment No. 5 to the ABL Facility, (i) extending the maturity date of the credit agreement governing the ABL Facility (the “ABL Credit Agreement”) from May 8, 2023 to May 8, 2024 , provided that if by November 4, 2023, the Priming Loan maturity date has not been appropriately extended to a date that is at least November 4, 2024, then the ABL Facility maturity date shall automatically be deemed to be November 4, 2023, and (ii) changing the benchmark interest rate applicable to the loans under the ABL Credit Agreement from LIBOR to SOFR. The Company will continue to monitor the effects of rate reform, if any, on any new or amended contracts.

We may need to further renegotiate our Credit Agreements to change the benchmark interest rate applicable to the loans thereunder or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such renegotiated Credit Agreements or such other indebtedness. This may result in an increase to our interest expense.

We have a substantial amount of indebtedness under our Credit Agreements which matures in the near term, and the scheduled maturity dates are in close proximity to each other.

We have a substantial amount of indebtedness under our Credit Agreements, and the scheduled maturity dates of our Credit Agreements are in close proximity to each other. Our Subordinated Term Loan Facility will mature on November 8, 2024; our Priming Facility will mature on May 8, 2024 and our ABL Facility will mature on May 8, 2024 (provided that if by November 4, 2023, the Priming Facility maturity date has not been appropriately extended to a date that is at least November 4, 2024, then the ABL Facility maturity date will automatically be deemed to be November 4, 2023). As a result, we can make no assurance that we will be able to refinance these agreements on acceptable terms prior to their maturity dates. Market disruptions or other credit factors, such as rising inflation and higher interest rates, are expected to increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due.

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

Our inability to manage our inventory levels, size assortments and merchandise mix, including with respect to our omnichannel retail operations, could have a material adverse effect on our business, financial condition and results of operations.

Customer demand is difficult to predict and the lead times required for a substantial portion of our merchandise make it challenging to respond quickly to changes. Though we have the ability to source certain merchandise categories with shorter lead times, we generally enter into contracts for a substantial portion of our merchandise well in advance of the applicable selling season. Our business, financial condition and results of operations could be materially adversely affected if we are unable to manage inventory levels, size assortments and merchandise mix and respond to changes in customer demand patterns. Inventory levels in excess of customer demand may result in lower than planned profitability. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could significantly affect our operating results and brand image and loyalty. Our profitability may also be impacted by changes in our size assortments, merchandise mix and changes in our pricing. These changes could have a material adverse effect on our business, financial condition and results of operations.

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

We will continue to incur significant costs and devote substantial management time as a result of operating as a public company, particularly since we are no longer an “EGC.”

As a public company, we will continue to incur significant legal, accounting and other expenses. For example, we are required to comply with certain requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, and the NYSE, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements will result in significant legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

As of January 28, 2023, we no longer qualify as an “EGC,” and the reduced disclosure requirements applicable to EGCs’ no longer apply to us. As a result, we are no longer permitted to take advantage of the reduced regulatory and reporting requirements afforded to EGCs’. Accordingly, we will likely incur additional expenses and devote substantial management effort toward ensuring compliance with those additional requirements, including the auditor attestation requirements for internal controls over financial reporting. Compliance with these additional laws, rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which would increase our costs and expenses.

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

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General.” The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

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

In Fiscal Year 2022, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method. Noncash impairment charges of $0.6 million related primarily to a right-of-use asset arose from the revised sublease assumptions relating to one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019. Additionally, due to the Company’s revised outlook on future cash flows at certain store locations, the Company incurred noncash impairment charges of $0.8 million related primarily to leasehold improvements and furniture and fixtures at five locations.

Goodwill and identifiable intangible assets represent a significant portion of our total assets and any impairment of these assets could adversely affect our results of operations.

Our goodwill and indefinite-lived intangible assets, which consist of goodwill from the controlling interest in the company held by JJill Holdings, Inc. and JJill Topco Holdings, LP, and our trade name, represented a significant portion of our total assets as of January 28, 2023. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business. If in conducting an impairment evaluation we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset. If a significant amount of our goodwill and identifiable intangible assets were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

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

ESG matters or related incidents, including inclusion and diversity matters, our reporting of such matters, or sustainability ratings could negatively impact our business and results of operations.

ESG related matters have received increased focus recently from investors, employees, ratings agencies, governmental agencies and other stakeholders. Government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate certain ESG requirements and disclosures. For example, the SEC has recently proposed additional disclosures regarding, among other items, the impact businesses have on the environment. The SEC proposed rule would require companies to make certain climate-related disclosures, including information about climate-related risks, greenhouse gas emissions and certain climate-related financial statement metrics. We may face increased scrutiny related to any third party sustainability ratings we receive and our ESG activities, our related disclosures and/or our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and results of operations. To the extent the SEC proposal becomes effective, we may be required to establish additional internal controls, engage additional consultants, and incur additional costs related to measuring and evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose relevant data concerning our ESG activities, our reputation, business, financial condition and results of operations may be materially adversely affected.

Risks Related to Ownership of Our Common Stock

We are a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and are taking advantage of reduced disclosure requirements applicable to “smaller reporting companies,” which could make our common stock less attractive to investors and make it more difficult to compare our performance with other public companies.

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, ability to provide simplified executive compensation information. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, or (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. For so long as we continue to be a smaller reporting company, we intend to take advantage of these reduced disclosure obligations.

Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

We have 10,165,361 outstanding shares of common stock as of January 28, 2023. The number of outstanding shares of common stock includes 5,642,663 shares, including shares controlled by TowerBrook, that are “restricted securities,” as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144. The Subordinated Lenders have been issued warrants under the Subordinated Term Loan Facility. On May 31, 2021, the Company chose to issue 272,097 additional shares of Common Stock under the Priming Facility. As a result of this choice and because of the antidilution provision under the warrant agreement, the warrants became exercisable into 3,820,748 shares of common stock. Exercise of the warrants and sales of significant amounts of stock in the public market could adversely affect prevailing market prices of our common stock.

There can be no assurances that a viable public market for our common stock will be maintained.

An active, liquid and orderly trading market for our common stock may not be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. We cannot predict the extent to which investor interest in our common stock will lead to the maintenance of an active trading market on the NYSE or otherwise how liquid that market might continue to be. If an active public market for our common stock is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you or at all.

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

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. A securities class action lawsuit, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, financial condition and results of operations.

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

From time to time in the future, we may register additional shares of our common stock issued or reserved for issuance to our employees, issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

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

We depend largely upon our information technology systems in the conduct of all aspects of our operations, including to operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Damage or interruption to our information technology systems may require a significant investment to fix or replace the affected system, and we may suffer interruptions in our operations in the interim. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as our new point of sale system or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

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

We and others are subject to a variety of laws, regulations, or industry standards, including with respect to cybersecurity, that may have a material adverse effect on our business, results of operations, or financial condition.

On March 9, 2022, the SEC issued a proposed rule intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting by public companies, such as us, that are subject to the reporting requirements of the Exchange Act. The proposed rule would require current reporting about material cybersecurity incidents and periodic disclosures about policies and procedures to identify and manage cybersecurity risks, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise and its oversight of cybersecurity risk.

To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third-party service providers are under constant threat and it is possible that we or they could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of e-commerce, mobile banking and other technology-based products and services by us and our customers.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, pursuant to Section 404 of the Sarbanes-Oxley Act, as amended, we are required to furnish a report by management and our independent registered public accounting firm is required to attest to, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

As of January 28, 2023, we operated 243 stores in 42 states. Of these stores, approximately half are located in lifestyle centers and half in premium malls. The average size of our stores is approximately 3,700 square feet. All of our retail stores are leased from third parties and new stores historically have had terms of ten years. The weighted-average remaining lease term is 5.3 years. A portion of our leases have options to renew for periods up to five years. Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.

The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2023 – 2025	138
2026 – 2028	86
2029 – 2031	17
2032 and later	2

The table below sets forth the number of retail stores by state that we operated as of January 28, 2023.

	Number		Number		Number
State	of Stores	State	of Stores	State	of Stores
Alabama	5	Kentucky	2	New York	12
Arizona	5	Louisiana	5	North Carolina	9
Arkansas	3	Maine	1	Ohio	8
California	21	Maryland	6	Oklahoma	3
Colorado	5	Massachusetts	10	Oregon	5
Connecticut	6	Michigan	8	Pennsylvania	13
Delaware	1	Minnesota	6	Rhode Island	1
Florida	10	Mississippi	2	South Carolina	5
Georgia	10	Missouri	4	Tennessee	8
Idaho	1	Nebraska	1	Texas	15
Illinois	12	Nevada	2	Utah	1
Indiana	3	New Hampshire	1	Virginia	8
Iowa	2	New Jersey	11	Washington	5
Kansas	2	New Mexico	1	Wisconsin	4

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

The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the Fiscal Years 2022 and 2021 quarters ended, respectively:

	Fiscal Year 2022		Fiscal Year 2021
	High	Low	High	Low
First	$17.00	$12.47	$10.77	$3.71
Second	$20.72	$15.14	$24.10	$8.81
Third	$20.80	$15.45	$24.50	$14.75
Fourth	$27.52	$20.04	$20.89	$13.70

Holders of Record

As of January 28, 2023, there were approximately 48 holders of record of our common stock. This number does not include beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Reverse Stock Split

On November 4, 2020, the Company announced a 1-for-5 reverse stock split effective November 9, 2020. The Company’s shareholders received one share for every five shares held prior to the effective date. All share and per share amounts have been adjusted retroactively to reflect the reverse stock split. In connection with the reverse stock split, the Company’s Certificate of Incorporation was amended to reduce the number of authorized shares of common stock to 50,000,000, and proportional adjustments were made to the Company’s 2017 Omnibus Equity Incentive Plan and Employee Stock Purchase Plan, including the number of shares of common stock available for issuance under such plans and the number of shares of common stock underlying outstanding awards granted pursuant to such plans. In accordance with the terms of the warrants issued to the Subordinated Lenders, the number of shares of common stock issuable upon exercise of each warrant was also proportionately adjusted to give effect to the reverse stock split.

Dividends

Since its initial public offering, the Company has paid one cash dividend. On April 1, 2019, a cash dividend of approximately $50.2 million was paid to the shareholders of J.Jill, Inc. and was considered a special cash dividend.

The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements, including in our Credit Agreements, and any other factors deemed relevant by our board of directors. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us under our Credit Facilities and under future indebtedness that we or they may incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General.”

Performance Graph

The following graph shows a comparison from March 9, 2017 (the date our common stock commenced trading on the NYSE) through January 28, 2023, of the cumulative total return for our common stock, the S&P 500 Index and an S&P Retail Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the S&P Retail Index as of the market close on March 9, 2017. Such returns are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

On September 30, 2020, pursuant to the Priming Credit Agreement, the Company issued 656,717 shares of common stock to the lenders party to the Priming Credit Agreement, and pursuant to the Subordinated Term Loan Facility, the Company issued 3,720,109 warrants to purchase 3,720,109 shares of common stock to the Subordinated Lenders (after giving effect to the 1-for-5 reverse stock split described herein). The common stock issuance and the warrant issuance were undertaken in reliance upon the exemptions from registration provided by Regulation D and Section 4(a)(2) of the Securities Act, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Annual Report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended January 28, 2023 (“Fiscal Year 2022”), fiscal year ended January 29, 2022 (“Fiscal Year 2021”) and fiscal year ended January 30, 2021 (“Fiscal Year 2020”) are all comprised of 52 weeks.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for Fiscal Years 2022 and 2021. For the discussion comparing the Fiscal Years 2021 and 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal Year 2021 Form 10-K, which was filed with the United States Securities and Exchange Commission on April 13, 2022.

Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful, and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through over 200 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating metrics, including accounting principles generally accepted in the United States of America (“GAAP”) and non-GAAP measures, such as:

Net sales consist primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through our Retail and Direct channels. Net sales also include shipping and handling fees collected from customers, and royalty revenues and marketing reimbursements related to our private label credit card agreement. Retail revenue is recognized at the time of sale and Direct revenue is recognized upon shipment of merchandise to the customer.

Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers to omnichannel customers who, on average, spend three times more than single-channel customers.

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

The variability in COGS is due to raw materials, transportation and freight costs. These costs fluctuate based on certain factors beyond our control, including labor conditions, inbound transportation or freight costs, energy prices, currency fluctuations and commodity prices. We place orders with merchandise suppliers in U.S. dollars and, as a result, are not exposed to significant foreign currency exchange risk.

Selling, general and administrative expenses include all operating costs not included in COGS. These expenses include all payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. These expenses also include marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, professional services and other administrative costs. Additionally, our outbound shipping costs may fluctuate due to surcharges from shipping vendors based on demand for shipping services.

Our historical revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant increases were in marketing and payroll investments.

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA, represents net income (loss) plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment, fair value adjustments, and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented:

	For the Fiscal Year Ended
(in thousands)	January 28, 2023	January 29, 2022	January 30, 2021
Statements of Operations Data:
Net income (loss)	$42,175	$(28,143)	$(139,404)
Fair value adjustment of derivative	—	2,775	1,005
Fair value adjustment of warrants - related party (a)	—	56,984	4,214
Interest expense, net	15,946	17,057	17,695
Interest expense, net - related party	4,114	2,029	534
Income tax provision (benefit)	16,499	8,018	(48,162)
Depreciation and amortization	25,761	29,258	33,696
Equity-based compensation expense (b)	3,505	2,610	2,160
Write-off of property and equipment (c)	267	940	969
Impairment of goodwill and intangible assets	—	—	32,520
Adjustment for exited retail stores (d)	(250)	(1,755)	(1,444)
Impairment of long-lived assets (e)	1,413	—	33,777
Transaction costs (f)	—	—	21,914
Other non-recurring items (g)	7	2,013	2,820
Adjusted EBITDA	$109,437	$91,786	$(37,706)
Net sales	$615,268	$585,206	$426,730
Adjusted EBITDA margin	17.8%	15.7%	(8.8)%
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
(e)
Represents impairment of long-lived assets related primarily to the right-of-use assets and leasehold improvements.
(f)
Represents items management believes are not indicative of ongoing operating performance. In Fiscal Year 2020, these expenses are primarily composed of legal and advisory costs.
(g)
Represents items management believes are not indicative of ongoing operating performance. In Fiscal Years 2021 and 2020, these expenses are primarily composed of incremental one-time costs related to COVID-19.

Items Affecting the Comparability of our Results of Operations

Impairment losses. Our Fiscal Year 2022 and 2020 results include impairment charges of $1.4 million for long-lived assets (operating lease right-of-use asset, leasehold improvements and furniture, fixtures and equipment) and $66.3 million for long-lived assets (operating lease right-of-use asset and leasehold improvements), goodwill and intangible assets, respectively. See Note 6. Goodwill and Other Intangible Assets and Note 7. Property and Equipment, in the notes to the financial statements included elsewhere in this Annual Report, for additional information on these impairment losses.

Fair value adjustments. Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020. These fair value adjustments were due to the increase in J.Jill’s stock price from January 30, 2021 through May 31, 2021. Effective May 31, 2021, these liabilities were reclassified to equity because from that date they can only be settled by exercise of the warrants into common stock. Our Fiscal Year 2021 results include fair value adjustments totaling $59.8 million. Our Fiscal Year 2020 results include fair value adjustments totaling $5.2 million. See Note 14. Net Income (Loss) Per Share, in the notes to the financial statements included elsewhere in this Annual Report, for additional information on these fair value adjustments.

COVID-19 impact. Our first and second quarter of Fiscal Year 2020 financial results were significantly impacted by COVID-19 as our stores were temporarily closed beginning in mid-March 2020 through most of the second quarter of Fiscal Year 2020 in efforts to stop the spread of the virus. Although the stores were temporarily closed and the Company lost revenues as a result, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to our Fiscal Year 2022 and 2021 financial results.

Results of Operations

Fiscal Year Ended January 28, 2023 compared to Fiscal Year Ended January 29, 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Fiscal Year Ended				Change from Year Ended January 29, 2022 to the Year
(in thousands)	January 28, 2023		January 29, 2022		Ended January 28, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$615,268	100.0%	$585,206	100.0%	$30,062	5.1%
Costs of goods sold	193,218	31.4%	190,770	32.6%	2,448	1.3%
Gross profit	422,050	68.6%	394,436	67.4%	27,614	7.0%
Selling, general and administrative expenses	341,903	55.6%	335,716	57.4%	6,187	1.8%
Impairment of long-lived assets	1,413	0%	—	—	1,413	100.0%
Operating income	78,734	12.8%	58,720	10.0%	20,014	34.1%
Fair value adjustment of derivative	—	—	2,775	0.5%	(2,775)	(100.0)%
Fair value adjustment of warrants - related party	—	—	56,984	9.7%	(56,984)	(100.0)%
Interest expense, net	15,946	2.6%	17,057	2.9%	(1,111)	(6.5)%
Interest expense, net - related party	4,114	0.7%	2,029	0.3%	2,085	102.8%
Income (loss) before provision for income taxes	58,674	9.5%	(20,125)	(3.4)%	78,799	391.5%
Income tax provision	16,499	2.7%	8,018	1.4%	8,481	105.8%
Net income (loss)	$42,175	6.9%	$(28,143)	(4.8)%	$70,318	249.9%

Net Sales

Net sales for Fiscal Year 2022 increased $30.1 million or 5.1%, to $615.3 million from $585.2 million for Fiscal Year 2021. The increase in net sales was due to total company comparable sales increase of 6.5%. Net sales benefited from higher full-price sales as compared to Fiscal Year 2021.

Our Direct channel was responsible for 46.8% of our net sales in Fiscal Year 2022 compared to 49.8% in Fiscal Year 2021. Our Retail channel was responsible for 53.2% of our net sales in Fiscal Year 2022 and 50.2% in Fiscal Year 2021. We operated 243 and 253 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for Fiscal Year 2022 increased $27.6 million, or 7.0%, to $422.1 million from $394.4 million for Fiscal Year 2021. The gross margin for Fiscal Year 2022 was 68.6% compared to 67.4% for Fiscal Year 2021, largely driven by favorable promotional rates and the increase in Retail channel sales accompanied by strong full price sales in the same channel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal Year 2022 increased $6.2 million, or 1.8%, to $341.9 million from $335.7 million for Fiscal Year 2021. The increase is driven by a $4.2 million increase in marketing costs, $3.1 million increase in compensation and benefits, a $1.4 million increase in shipping costs, and a $0.9 million increase in equity-based compensation expense, offset by a $3.5 million decrease in depreciation and amortization. The increase in marketing costs was primarily due to a $2.2 million increase in print media and catalog costs, and $2.0 million increase in paid search and digital media expenses. The increase in compensation and benefits was primarily due to a $2.2 million increase in hourly and part-time wages and salaries expense, and a $0.8 million increase in benefits expense.

Fair Value Adjustments

Fair value adjustments consist of the mark-to-market of warrants and derivative liabilities related to the debt restructuring consummated on September 30, 2020.

Interest Expense, net

Interest expense, net consists of interest expense on the Credit Facilities, partially offset by interest earned on cash. Interest expense for Fiscal Year 2022 increased by $1.0 million, or 5.2%, to $20.1 million from $19.1 million for Fiscal Year 2021. The increase was driven by higher interest rates.

Income Tax Provision

The income tax provision for Fiscal Year 2022 was $16.5 million compared to $8.0 million for Fiscal Year 2021. Our effective tax rates were 28.1% and (39.8)%, respectively. The effective tax rate during Fiscal Year 2022 differs from the federal statutory rate of 21.0% due primarily to the impacts of (i) state and local income taxes, (ii) executive compensation limitations, (iii) valuation allowance changes, and(iv) tax return to provision adjustments. The Company paid $19.7 million in cash for income taxes during Fiscal Year 2022 and received a tax refund of approximately $10.3 million relating to prior years.

The effective tax rate for Fiscal Year 2021 differs from the federal statutory rate of 21.0% due primarily to the impacts of (i) nondeductible fair value adjustments of the warrants and derivative, (ii) state and local income taxes, (iii) executive compensation limitations, and (iv) valuation allowance adjustments related to state and local income taxes. Refer to Note 13. Income Taxes to the consolidated financial statements for additional income tax information. The Company paid $9.3 million in cash for income taxes during Fiscal Year 2021 and received a tax refund of approximately $17.5 million relating to prior years.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility. On April 15, 2022, we entered into an Amendment No. 5 to our ABL Credit Agreement (the “ABL Amendment”), by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc., Jill Intermediate LLC, the other guarantors party thereto, the other lenders party thereto and CIT Finance LLC, as the administrative agent and collateral agent. The ABL Amendment (i) extended the maturity date of the ABL Facility from May 8, 2023 to May 8, 2024, provided that if by November 4, 2023, the Priming Facility maturity date has not been appropriately extended to a date that is at least November 4, 2024, then the ABL Facility maturity date will automatically be deemed to be November 4, 2023, and (ii) changed the benchmark interest rate applicable to the loans under the ABL Facility from LIBOR to SOFR. As of January 28, 2023, we had $87.1 million in cash and cash equivalents and $30.0 million of total availability under our $40.0 million ABL Facility.

Also, in Fiscal Year 2021, we received $17.5 million of a total expected federal income tax refund of approximately $26.7 million related to Fiscal Year 2020. In Fiscal Year 2022, the Company received the remaining expected refund of $9.2 million, bringing the total refund proceeds to $26.7 million. The tax refund amount benefited from the provisions under the CARES Act enacted in March 2020 most significantly from the provision that allows for net operating losses in Fiscal Year 2020 to be carried back to earlier tax years with higher tax rates than the current year.

The Credit Agreements include customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. Each of the Priming Credit Agreement, the Subordinated Term Loan Credit Agreement and the ABL Credit Agreement also has certain financial covenants (see Note 9. Debt to the audited consolidated financial statements included in this Annual Report). As of January 28, 2023, the Company is in compliance with all such covenants.

Under the Priming Credit Agreement, the Company had certain payment obligations during Fiscal Year 2021. On May 31, 2021, the Company had the choice to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the lenders party to the Priming Credit Agreement in an amount as defined in the Agreement. On May 31, 2021, the Company chose to issue 272,097 shares to the Priming Lenders, with a value of approximately $5.2 million (based on the value of those shares as of close on that date), rather than repaying the $4.9 million since the minimum liquidity covenant would have increased to $25.0 million from $15.0 million if the Company had chosen to repay the $4.9 million of principal.

In addition, the Priming Credit Agreement provided for a principal paydown of at least $25.0 million by August 30, 2021. The principal payment of $25.0 million, which was generated by operating cash flows, was made on August 27, 2021, avoiding additional PIK interest and fees.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Fiscal Year Ended
(in thousands)	January 28, 2023	January 29, 2022	January 30, 2021
Net cash provided by (used in) operating activities	$74,425	$74,999	$(34,811)
Net cash used in investing activities	(15,067)	(5,474)	(3,805)
Net cash (used in) provided by financing activities	(8,262)	(37,975)	21,496

Net Cash provided by Operating Activities

Net cash provided by operating activities during Fiscal Year 2022 decreased $0.6 million as compared to Fiscal Year 2021. Higher net income for Fiscal Year 2022 was offset by the increase in cash used for working capital of $14.9 million compared with Fiscal Year 2021. Working capital cash uses consisted of lower cash inflows relating to prepaid expenses and other current assets of $8.3 million driven primarily by the lower collection of income tax receivables in the current year, and accrued expenses and other current liabilities of $4.4 million due mainly to the impact of product returns, partially offset by the timing of other accruals, and accounts payable of $4.4 million and accounts receivable of $3.2 million due to the timing of payments. These net cash uses were partially offset by higher cash inflows from inventories of $3.4 million due to decreased inventory levels and the net change in operating lease assets and liabilities of $2.1 million.

Net cash provided by operating activities during Fiscal Year 2022 was $74.4 million. Key elements of cash provided by operating activities were (i) net income of $42.2 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $35.4 million, primarily driven by $25.8 million of depreciation and amortization, and (iii) the use of cash from net operating assets and liabilities of $3.1 million, primarily driven by accounts payable and operating lease assets and liabilities, partially offset by changes in merchandise inventory and prepaid expenses and other current assets.

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

Net Cash used in Investing Activities

Net cash used in investing activities during Fiscal Year 2022 was $15.1 million, an increase of $9.6 million as compared to Fiscal Year 2021, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities during Fiscal Year 2022 decreased as compared to the prior year due to a voluntary principal payment on the Priming Facility and net repayments on the ABL Facility in Fiscal Year 2021.

Net cash used in financing activities during Fiscal Year 2022 was $8.3 million, which was driven by the $5.0 million repayment of the Existing Term Loan and $2.1 million principal payment on the Priming Facility.

Net cash used in financing activities during Fiscal Year 2021 was $38.0 million, which was driven by the $25.0 million voluntary principal payment on the Priming Facility, which was made to avoid increased PIK interest and fees, and net payments of $11.1 million on the ABL Facility.

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

Capitalization

At January 28, 2023, long-term debt consisted of the following:

Carrying Value of Debt
January 28, 2023
Priming Facility (principal of $201,349)	198,941
Subordinated Term Loan Facility (principal and paid-in kind interest of $20,548)	9,719
Less: Current portion	(3,424)
Net long-term debt	$205,236

The Company had no short-term borrowings under the Company’s ABL Facility as of January 28, 2023. The Company had outstanding letters of credit in the amount of $7.0 million and had a maximum additional borrowing capacity of $30.0 million as of January 28, 2023. The Company was in compliance with all debt covenants as of January 28, 2023.

The maturity date of the Priming Credit Agreement is May 8, 2024. The Company intends to refinance this debt and, in connection with a refinancing, use cash on hand to reduce the amount borrowed.

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

On May 31, 2021, the Company had the choice (the “May 31, 2021 Option”) to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of Common Stock to the Priming Lenders in an amount as defined in the Priming Credit Agreement. On May 31, 2021, and within the terms of the Priming Facility, the Company chose to issue 272,097 additional shares of Common Stock to the lenders party to the Priming Credit Agreement with a value of approximately $5.2 million (based on the value of those shares as of close on that date).

The maturity date of the Subordinated Term Loan Facility is November 8, 2024. Loans under the Subordinated Term Loan Facility bear interest at the Borrower’s election at (1) Base Rate (as defined in the Subordinated Term Loan Facility) plus 11.00% or (2) LIBOR plus 12.00%, with a minimum LIBOR per annum of 1.00%.

On April 15, 2022, the Company entered into an Amendment No. 5 to its ABL Credit Agreement, the ABL Amendment (i) extended the maturity date of the ABL Facility from May 8, 2023 to May 8, 2024, provided that if by November 4, 2023, the Priming Facility maturity date has not been appropriately extended to a date that is at least November 4, 2024, then the ABL Facility maturity date will automatically be deemed to be November 4, 2023, and (ii) changed the benchmark interest rate applicable to the loans under the ABL Facility from LIBOR to SOFR. The ABL Facility allows us to elect, at our own option, the applicable interest rate for borrowings under the ABL Facility using a SOFR or Base Rate variable interest rate plus an applicable margin. SOFR loans under the ABL Facility accrue interest at a rate equal to SOFR plus a spread ranging from 2.25% to 2.50%, subject to availability. Base Rate loans under the ABL Facility accrue interest at a rate equal to (i) the highest of (a) the prime rate, (b) the overnight Federal Funds Effective Rate plus 0.50%, (c) most recently available Adjusted SOFR (as adjusted by any Floor) plus 1% (ii) a spread ranging from 1.25% to 1.50%, subject to availability. Principal is payable upon maturity of the ABL Facility on its termination date. The ABL Facility also requires the payment of monthly fees based on the average quarterly unused portion of the commitment, as well as a fee on the balance of the outstanding letters of credit.

Future Cash Requirements

We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include merchandise inventories, marketing, including catalog production and distribution, payroll, store occupancy costs and capital expenditures associated with opening new stores, remodeling existing stores and upgrading information systems. The notes to the financial statements included elsewhere in this Annual Report provide additional information.

We believe our sources of liquidity, namely operating cash flows and credit facility capacity will continue to be adequate to meet our contractual obligations, working capital and capital expenditure requirements, finance anticipated expansion and strategic initiatives, and fund debt maturities for the foreseeable future. We expect capital expenditures in the next twelve months to support opening of new stores, store design/ remodels, and system upgrades and maintenance projects.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Critical Accounting Policies and Significant Estimates

Our discussion of results of operations and financial condition is based upon the consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and certain assumptions about future events that affect the classification and amounts reported in our consolidated financial statements and accompanying notes, including revenue and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on our historical results as well as management’s judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could vary materially from estimates based on assumptions used in the preparation of our consolidated financial statements.

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, including accounting for outstanding gift cards that will ultimately not be redeemed (“gift card breakage”) and estimated merchandise returns; estimating the value of inventory; and impairment assessments for goodwill and other indefinite-lived intangible assets, and long-lived assets. Management evaluates its policies and assumptions on an ongoing basis. Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described below (see Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements presented elsewhere in this Annual Report for additional information regarding our critical accounting policies).

Revenue Recognition

Revenue is primarily derived from the sale of apparel and accessory merchandise through our Retail and Direct channels, which includes website and catalog phone orders. Revenue also includes shipping and handling fees collected from customers. The Company recognizes revenue when its single performance obligation is met at the time when the control of the promised goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Revenue from our Retail channel is recognized at the time of sale and revenue from our Direct channel is recognized upon shipment of merchandise to the customer.

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

The Company sells gift cards without expiration dates to customers. The Company does not charge administrative fees on unused gift cards. Proceeds from the sale of gift cards are recorded as a contract liability until the customer redeems the gift card or when the likelihood of redemption is remote. Based on historical experience, the Company estimates the value of gift card breakage and will not be escheated under statutory unclaimed property laws. This gift card breakage is recognized as revenue over the time period established by the Company’s historical gift card redemption pattern.

The Company recognizes revenues from shipments to customers when the shipping and handling activities occur and will accrue those related costs. Shipping and handling costs are recorded in selling, general and administrative expenses.

Merchandise Inventory

Inventory consists of finished goods merchandise held for sale to our customers. Inventory is stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from our manufacturers, duties, tariffs, inbound freight and commissions.

In the normal course of business, we record inventory reserves by applying estimates, based on past and projected sales performance, to the inventory on hand. The carrying value of inventory is reduced to estimated net realizable value when factors indicate that merchandise will not be sold on terms sufficient to recover its cost.

We monitor inventory levels, sales trends and sales forecasts to estimate and record reserves for excess, slow-moving and obsolete inventory. We utilize internal channels, including sales catalogs, the internet, and price reductions in retail and outlet stores to liquidate excess inventory. In some cases, external channels such as inventory liquidators are utilized. The prices obtained through these off-price selling methods vary based on many factors. Accordingly, estimates of future sales prices require management judgment based on historical experience, assessment of current conditions and assumptions about future transactions. We have not made significant changes to our assumptions during the periods presented in our consolidated financial statements included elsewhere in this Annual Report, and estimates have not varied significantly from historically recorded amounts.

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

During Fiscal Year 2022 and 2021, we did not record any impairment to our goodwill. During Fiscal Year 2020, we performed quantitative assessments which resulted in goodwill impairment of $17.9 million. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

We did not record any impairment losses related to the trade name during Fiscal Year 2022 and 2021. In Fiscal Year 2020, we determined that an impairment loss of $12.0 million was required. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

We assessed the carrying value of our customer list as described above and determined that an impairment loss of $2.6 million was required during Fiscal Year 2020. The customer list impairment is recorded in impairment of intangible assets in the consolidated statement of operations and comprehensive income. We did not record any impairments of intangible assets during Fiscal Year 2022 and 2021.

During Fiscal Year 2022, we assessed the carrying values of right-of-use assets and property and equipment as described above. During Fiscal Year 2022, the Company recorded impairment charges of $0.6 million related primarily to a right-of-use asset relating to revised sublease assumptions of one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019 and $0.8 million due to the Company’s revised outlook on future cash flows at certain store locations. During Fiscal Year 2021, we did not record any impairments related to right-of-use assets and leasehold improvements. During Fiscal Year 2020, the Company recorded impairment charges of $23.0 million and $10.8 million related to right-of-use assets and leasehold improvements, respectively, associated with the assets of underperforming retail locations. Right-of-use asset and leasehold improvement impairments are recorded in impairment of long-lived assets in the consolidated statement of operations and comprehensive income.

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

Recent Accounting Pronouncements

See Note 3. Accounting Standards to our audited consolidated financial statements included elsewhere in this Annual Report for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Credit Facilities, each of which bear interest at variable rates as defined in the respective agreements described above. As of January 28, 2023, there were outstanding balances of $201.3 million, and $20.5 million under the Priming Facility and Subordinated Term Loan Facility, respectively. There were no outstanding borrowings under the ABL Facility. We currently do not engage in any interest rate hedging activity. Based on the schedule of outstanding borrowings as of January 28, 2023, a 10% change in our current interest rate would have affected net income by $1.6 million during Fiscal Year 2022.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 28, 2023, the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide such reasonable assurance.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2023.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023, and has expressed an unqualified opinion in their report which appears in the Annual Report.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our Fiscal Year 2022 and is incorporated herein by reference.

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

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

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

4.1

Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K, filed on June 15, 2020 (File No. 001-38026)).

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

10.6

Amendment No. 4 to ABL Credit Agreement and Waiver, dated as of September 30, 2020 by and among Jill Acquisition LLC and J.Jill Gift Card Solutions, Inc., as borrowers, J.Jill, Inc., as successor to JJill Holdings, Inc. and Jill Intermediate LLC, as parent, the other guarantors from time to time party thereto, the other lenders from time to time party thereto and CIT Finance LLC, as the administrative agent and collateral agent (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.7

Amendment No. 5 to ABL Credit Agreement, dated as of April 15, 2022, by and among Jill Acquisition LLC and J.Jill Gift Card Solutions, Inc., as borrowers, J.Jill, Inc., as successor to JJill Holdings, Inc. and Jill Intermediate LLC, as parent, the other guarantors from time to time party thereto, the other lenders from time to time party thereto and CIT Finance LLC, as the administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on June 8, 2022 (File No. 001-38026)).

10.8

Priming Credit Agreement, dated as of September 30, 2020, by and among J.Jill. Inc., J.Jill Acquisition LLC, as the borrower, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.9

Subordinated Credit Agreement, dated as of September 30, 2020, by and among J.Jill, Inc., Jill Acquisition LLC, as the borrower, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.10

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

10.12

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

10.14	Stockholders Agreement, dated as of March 14, 2017 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.15†

Form of Stock Option Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan. (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

10.16†

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.17

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

10.19†	J.Jill, Inc. Employee Stock Purchase Plan. (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

Exhibit Number	Exhibit Description
10.20†

Form of Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on April 11, 2018 (File No. 001-38026)).

10.21†

Second Amendment to Offer Letter, dated as of June 2, 2020, by and between James Scully and J.Jill, Inc. (incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K, filled on April 12, 2021 (File No. 001-38026)).

10.22†	Election of Director – Shelley Milano (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K, filed on June 10, 2020 (File No. 001-38026)).

10.23†

Third Amendment to Offer Letter, dated as of September 3, 2020, by and between James Scully and J.Jill, Inc. (incorporated by reference from Exhibit 10.27 to the Company’s Form 10-K, filled on April 12, 2021 (File No. 001-38026)).

10.24†

Employment Agreement, dated as of October 3, 2020, by and between Claire Spofford and J.Jill, Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on February 19, 2021 (File No. 333-253275)).

10.25†

Fourth Amendment to Offer Letter, dated as of December 4, 2020, by and between James Scully and J.Jill, Inc. (incorporated by reference from Exhibit 10.29 to the Company’s Form 10-K, filed on April 12, 2021 (File No. 001-38026)).

10.26†

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

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.Jill, Inc.

Date: March 30, 2023	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claire Spofford	President, Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Claire Spofford

/s/ Mark Webb	Executive Vice President, Chief Financial Officer/Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
Mark Webb

/s/ Michael Rahamim	Chairman of the Board of Directors	March 30, 2023
Michael Rahamim

/s/ James Scully	Director	March 30, 2023
James Scully

/s/ Andrew Rolfe	Director	March 30, 2023
Andrew Rolfe

/s/ Jyothi Rao	Director	March 30, 2023
Jyothi Rao

/s/ Michael Recht	Director	March 30, 2023
Michael Recht

/s/ Michael Eck	Director	March 30, 2023
Michael Eck

/s/ Shelley Milano	Director	March 30, 2023
Shelley Milano

J.Jill, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 238)	F-4

Audited Consolidated Financial Statements
Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022	F-5
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Year Ended January 28, 2023, January 29, 2022 and January 30, 2021	F-6
Consolidated Statements of Shareholders’ Equity (Deficit) for the Fiscal Year Ended January 28, 2023, January 29, 2022 and January 30, 2021	F-7
Consolidated Statements of Cash Flows for the Fiscal Year Ended January 28, 2023, January 29, 2022 and January 30, 2021	F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

J.Jill, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J.Jill, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the two years in the period ended January 28, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 28, 2023 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 30, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 30, 2023

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

J.Jill, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J.Jill, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 28, 2023, and our report dated March 30, 2023, expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 30, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of J.Jill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows of J.Jill, Inc. and its subsidiaries (the “Company”) for the year ended January 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended January 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 (not presented herein) to the consolidated financial statements, the Company has experienced a material adverse impact to its revenues, results of operations, and cash flows as a result of COVID-19, and its current liquidity and capital may not be sufficient to finance its continued operations for at least the next twelve months that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (not presented herein). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$87,053	$35,957
Accounts receivable	7,039	5,811
Inventories, net	50,585	56,024
Prepaid expenses and other current assets	16,143	25,456
Total current assets	160,820	123,248
Property and equipment, net	53,497	57,329
Intangible assets, net	73,188	80,711
Goodwill	59,697	59,697
Operating lease assets, net	119,118	130,744
Other assets	97	120
Total assets	$466,417	$451,849
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$39,306	$49,924
Accrued expenses and other current liabilities	49,730	48,853
Current portion of long-term debt	3,424	7,692
Current portion of operating lease liabilities	34,527	32,276
Total current liabilities	126,987	138,745
Long-term debt, net of discount and current portion	195,517	196,511
Long-term debt, net of discount - related party	9,719	5,605
Deferred income taxes	10,059	10,704
Operating lease liabilities, net of current portion	123,101	143,207
Other liabilities	1,253	1,731
Total liabilities	466,636	496,503
Commitments and contingencies (see Note 11)
Shareholders’ Deficit
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,165,361 and 10,001,422 shares issued and outstanding at January 28, 2023 and January 29, 2022, respectively	102	100
Additional paid-in capital	212,005	209,747
Accumulated deficit	(212,326)	(254,501)
Total shareholders’ deficit	(219)	(44,654)
Total liabilities and shareholders’ deficit	$466,417	$451,849

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$615,268	$585,206	$426,730
Costs of goods sold (exclusive of depreciation and amortization)	193,218	190,770	181,103
Gross profit	422,050	394,436	245,627
Selling, general and administrative expenses	341,903	335,716	343,448
Impairment of long-lived assets	1,413	—	33,777
Impairment of goodwill	—	—	17,900
Impairment of intangible assets	—	—	14,620
Operating income (loss)	78,734	58,720	(164,118)
Fair value adjustment of derivative	—	2,775	1,005
Fair value adjustment of warrants - related party	—	56,984	4,214
Interest expense, net	15,946	17,057	17,695
Interest expense, net - related party	4,114	2,029	534
Income (loss) before provision (benefit) for income taxes	58,674	(20,125)	(187,566)
Income tax provision (benefit)	16,499	8,018	(48,162)
Net income (loss) and total comprehensive income (loss)	$42,175	$(28,143)	$(139,404)
Per share data (Note 14):
Net income (loss) per common share:
Basic	$3.03	$(2.26)	$(15.22)
Diluted	$2.95	$(2.26)	$(15.22)
Weighted average common shares:
Basic	13,935,403	12,429,759	9,159,686
Diluted	14,285,035	12,429,759	9,159,686

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, February 1, 2020	8,857,625	$89	$125,430	$(86,954)	$38,565
Vesting of restricted stock	167,538	2	—	—	2
Surrender of shares to pay withholding taxes	(49,585)	—	(178)	—	(178)
Equity-based compensation	—	—	2,160	—	2,160
Forfeiture of restricted stock awards	(662)	—	—	—	—
Participating lender equity consideration	656,717	6	1,951	—	1,957
Net loss	—	—	—	(139,404)	(139,404)
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)
Vesting of restricted stock	136,187	1	(1)	—	—
Surrender of shares to pay withholding taxes	(38,495)	—	(416)	—	(416)
Equity-based compensation	—	—	2,610	—	2,610
Shares issued to Priming lenders (See Note 9)	272,097	2	5,210	—	5,212
Reclass of warrants to equity (See Note 14)	—	—	72,981	—	72,981
Net loss	—	—	—	(28,143)	(28,143)
Balance, January 29, 2022	10,001,422	$100	$209,747	$(254,501)	$(44,654)
Vesting of restricted stock units	232,805	2	(2)	—	—
Surrender of shares to pay withholding taxes	(68,866)	—	(1,245)	—	(1,245)
Equity-based compensation	—	—	3,505	—	3,505
Net income	—	—	—	42,175	42,175
Balance, January 28, 2023	10,165,361	$102	$212,005	$(212,326)	$(219)

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net Income (loss)	$42,175	$(28,143)	$(139,404)
Operating activities:
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	25,753	29,259	33,684
Impairment of goodwill and intangible assets	—	—	32,520
Impairment of long-lived assets	1,413	—	33,777
Adjustment for exited retail stores	(250)	(1,755)	(1,444)
Loss on disposal of fixed assets	267	940	969
Impairment loss on barter arrangement	—	—	1,966
Noncash interest expense, net	5,869	4,712	2,216
Noncash change in fair value of derivative	—	2,775	1,005
Noncash change in fair value of warrants - related party	—	56,984	4,214
Equity-based compensation	3,505	2,610	2,160
Deferred rent incentives	(558)	(1,040)	(183)
Deferred income taxes	(645)	(3,131)	(17,199)
Changes in operating assets and liabilities:
Accounts receivable	(1,228)	1,982	(385)
Inventories, net	5,439	2,010	14,565
Prepaid expenses and other current assets	9,313	17,579	(21,618)
Accounts payable	(10,626)	(6,222)	13,439
Accrued expenses and other current liabilities	631	5,008	2,223
Operating lease assets and liabilities	(6,726)	(8,777)	2,991
Other noncurrent assets and liabilities	93	208	(307)
Net cash provided by (used in) operating activities	74,425	74,999	(34,811)
Investing activities:
Purchases of property and equipment	(9,189)	(2,197)	(1,579)
Capitalized software	(5,878)	(3,277)	(2,226)
Net cash used in investing activities	(15,067)	(5,474)	(3,805)
Financing activities:
Borrowings under revolving credit facility	—	62,226	59,155
Repayments of revolving credit facility	—	(73,372)	(48,009)
Borrowings under subordinated facility, net of issuance costs	—	—	14,560
Lender fees for priming loans	—	—	(1,235)
Repayments on debt	(7,017)	(26,414)	(2,799)
Surrender of shares to pay withholding taxes	(1,245)	(415)	(176)
Net cash (used in) provided by financing activities	(8,262)	(37,975)	21,496
Net change in cash and cash equivalents	51,096	31,550	(17,120)
Cash and cash equivalents:
Beginning of Period	35,957	4,407	21,527
End of Period	$87,053	$35,957	$4,407

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

Notes to Consolidated Financial Statements

1. General

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful, and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through over 200 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

J.Jill, Inc. is a holding company, and Jill Acquisition LLC, its wholly-owned subsidiary, is the operating company for the business assets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s fiscal year ends on the Saturday, in January or February, nearest the last day of January, resulting in an additional week of results every five or six years. The Fiscal Years 2022, 2021 and 2020 contained 52-weeks of operations.

Certain prior year amounts have been restated to reflect the reverse stock split on November 9, 2020.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation. On the consolidated statement of cash flows, the Company reclassified amounts for capitalized software purchases for Fiscal Years 2021 and 2020 from purchases of property and equipment to a separate financial statement line item within investing activities to conform to the current fiscal year presentation of capitalized software purchases.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, shareholders’ equity, net sales and expenses, and the disclosure of contingent assets and liabilities. Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, revenue recognition, including accounting for outstanding gift cards that will ultimately not be redeemed (“gift card breakage”) and estimated merchandise returns; estimating the value of inventory; impairment assessments for goodwill and other indefinite-lived intangible assets, and long-lived assets; and estimating equity-based compensation expense. Actual results could differ from those estimates, and such differences could be material.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	For the Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Supplemental cash flow information:
Cash paid for interest	$11,722	$14,012	$14,207
Cash paid for taxes	19,686	9,275	20
Cash received for income tax refunds	10,257	17,930	-
Noncash investing and financing activities:
Lease assets obtained in exchange for new operating lease liabilities	1,789	-	-
Capital expenditures financed with the ending balance in accounts payable and accrued expenses	386	83	157
Settlement of debt in exchange for shares (Note 9)	-	5,211	-
Exchange of priming loans for term loans	-	-	228,623
Noncash lender fees:
Warrants issued for subordinated facility	-	-	11,782
Equity and embedded derivative issued for priming loans	-	-	3,388

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less. Certain cash account balances exceed FDIC insured limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of insurance limits. We monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash.

Accounts Receivable

The Company’s accounts receivable relates primarily to payments due from banks for credit and debit transactions for approximately 2 to 5 days of sales. These receivables do not bear interest. The Company occasionally sells inventory to liquidators, and if these sales occur near the end of a reporting period, they are also included in accounts receivable.

Inventories

Inventory consists of finished goods held for sale. Inventory is stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from the Company’s manufacturers plus duties, tariffs, inbound freight and commissions. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of January 28, 2023 and January 29, 2022, an inventory reserve of $2.1 million and $1.8 million has been recorded, respectively. The Company sells excess inventory in its stores, on-line at www.jjill.com and occasionally to inventory liquidators.

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

See Note 6. Goodwill and Other Intangible Assets for additional information.

Revenue Recognition

Revenue is primarily derived from the sale of apparel and accessory merchandise through our retail stores (“Retail”) and through our website and catalog orders (“Direct”). The Company recognizes revenue when its single performance obligation is met at the time when the control of the promised goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Revenue from our Retail channel is recognized at the time of sale and revenue from our Direct channel is recognized upon shipment of merchandise to the customer.

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

The Company sells gift cards without expiration dates to customers. The Company does not charge administrative fees on unused gift cards. Proceeds from the sale of gift cards are recorded as a contract liability until the customer redeems the gift card or when the likelihood of redemption is remote. Based on historical experience, the Company estimates the value of gift card breakage and will not be escheated under statutory state unclaimed property laws. This gift card breakage is recognized as revenue over the time period established by the Company’s historical gift card redemption pattern.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. These expenses also include marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, professional services and other administrative costs.

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are capitalized as incurred and expensed when the catalog is mailed to the customer (the first time the advertising occurs). As of January 28, 2023 and January 29, 2022, catalog costs capitalized were $2.0 million, respectively. These costs are included in Prepaid expenses and other current assets on the consolidated balance sheets. Catalog advertising expenses were $16.8 million, $14.9 million, and $15.6 million for the Fiscal Years 2022, 2021 and 2020, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Other advertising costs are recorded as incurred. Other advertising costs recorded were $22.0 million, $19.8 million, and $16.2 million for the Fiscal Years 2022, 2021 and 2020, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Operating Leases

The Company determines if an arrangement is a lease at inception. Lease agreements will typically exist with lease and non-lease components, which are generally accounted for separately. The Company has elected not to recognize right of use assets or lease obligations for leases with an initial term of twelve months or less.

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

Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels. Variable rental payments are recognized in the consolidated statements of operations and comprehensive income in the period in which the obligation for those payments is incurred. If such variable operating leases arise that include incentives from landlords in the form of cash, the Company will record the full amount of the incentive when specific performance criteria are met as a deferred liability. The deferred liability is amortized into income as a reduction of rent expense over the term of the applicable lease, including options to extend if they are reasonably certain to be exercised. The Company recognizes those liabilities to be amortized within one year as current liability and those greater than one year as long-term liability. For purposes of recognizing these incentives and rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the lease asset to begin amortization, which is generally when the Company takes possession of the asset.

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

The Company records liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have less than a 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of benefit that may be recognized is the largest amount that has greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense and liability in the period in which such changes occur.

Any interest or penalties incurred are recorded in Selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The Company incurred immaterial amounts of interest expense and penalties related to income taxes for Fiscal Years 2022, 2021 and 2020.

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

Equity-based Compensation

The Company accounts for equity-based compensation for employees and directors by recognizing the fair value of equity-based compensation as an expense in the calculation of net income, based on the grant-date fair value. The Company recognizes equity-based compensation expense in the periods in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments. The fair value of the equity-based awards is determined using either the Black-Scholes option pricing model or the stock price on the date of grant.

All of the equity-based awards granted by the Company during Fiscal Years, 2022, 2021 and 2020 were considered equity-classified awards and compensation expense for these awards was recognized in Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. Forfeitures were recorded as they occurred.

Earnings Per Share

Basic net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. For Fiscal Year 2022 there were 0.3 million potentially dilutive securities outstanding. During Fiscal Years 2021 and 2020, there were no potentially dilutive securities outstanding because the Company incurred a Net loss in those fiscal years.

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

Management evaluated the impacts of these out-of-period adjustments to correct the errors for Fiscal Years 2021, 2020 and prior periods, both individually and in the aggregate, and concluded that the adjustments were not material to the Company’s consolidated annual and interim financial statements for all impacted periods.

Credit Card Agreement

The Company has an arrangement with a third party to provide a private label credit card to its customers through August 2024, and will automatically renew thereafter for successive two year terms, unless either party provides a notice of intention to terminate. The Company does not bear the credit risk associated with the private label credit card at any point prior to the termination of the agreement, at which point the Company would be obligated to purchase the receivables.

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are earned each month. Royalty payments recognized were $3.9 million, $3.7 million, and $3.3 million for the Fiscal Years 2022, 2021 and 2020, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as Selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Reimbursements for costs of marketing programs of $1.6 million, $1.3 million, and $0.9 million were recognized in revenue in Fiscal Years 2022, 2021 and 2020, respectively.

The credit card agreement provides a signing bonus to the Company, which is being recognized as revenue through August 2023. See Note 4. Revenues for additional information related to our signing bonus.

Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees who meet certain age and employment requirements pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, eligible employees may contribute a portion of their pretax annual compensation to the plan, on a tax-deferred basis. The plan operates on a calendar year basis. The Company contributes up to 50% of the first 6% of the gross salary of the employee, which vests over a five-year period. Discretionary contributions made by the Company for the Fiscal Years 2022, 2021 and 2020 were $1.2 million, $0.8 million, and $1.1 million, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions and accounts receivable. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances. The Company evaluates the credit risk associated with accounts receivable to determine if an allowance for doubtful accounts is necessary. As of January 28, 2023 and January 29, 2022, the Company determined that no allowance for estimated credit losses was necessary.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform”, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is currently effective and may be applied prospectively at any point through December 31, 2024. The Company determined this standard did not have an impact on the Company’s consolidated financial statements.

4. Revenues

Disaggregation of Revenue

The Company sells its apparel and accessory merchandise through its Retail and Direct channels. The following table presents revenues disaggregated by revenue source (in thousands):

	For the Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Retail	$327,084	$293,570	$147,420
Direct	288,184	291,636	279,310
Net sales	$615,268	$585,206	$426,730

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Contract liabilities:
Signing bonus (1)	$82	$224
Unredeemed gift cards	7,131	7,410
Total contract liabilities	$7,213	$7,634
(1)
The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets for Fiscal Years 2022 and 2021. The long-term portion of the signing bonus is included in Other long-term liabilities on the Company’s consolidated balance sheet for Fiscal Year 2021. As of January 28, 2023, the Company only had the short-term portion of signing bonus remaining.

For the Fiscal Years 2022, 2021 and 2020, the Company recognized approximately $10.5 million, $10.6 million, and $8.9 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

Performance Obligations

The Company has a remaining performance obligation of $0.1 million for a signing bonus related to the private label credit card agreement that is being amortized to revenue evenly through the third quarter of fiscal year ending February 3, 2024.

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

The Company does not disclose remaining performance obligations that have an expected duration of one year or less.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following (in thousands):

	January 28, 2023	January 29, 2022
Prepaid rent	$1,997	$2,662
Prepaid catalog costs	1,977	1,988
Prepaid store supplies	2,044	1,117
Prepaid software project costs	1,315	—
Returns reserve asset	2,503	4,175
Income tax receivable	361	10,342
Other prepaid expenses	5,399	4,652
Other current assets	547	520
Total prepaid expenses and other current assets	$16,143	$25,456

6. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at January 28, 2023 and January 29, 2022. The Company did not recognize any impairment losses for the Fiscal Years ended January 28, 2023 and January 29, 2022, respectively. During Fiscal Year 2020, we performed quantitative assessments which resulted in goodwill impairment of $17.9 million. The accumulated goodwill impairment losses as of January 28, 2023 are $137.3 million.

A summary of other intangible assets as of January 28, 2023 and January 29, 2022 is as follows (in thousands):

		January 28, 2023
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	92,392	2,620	39,188
Total intangible assets		$192,300	$92,392	$26,720	$73,188

		January 29, 2022
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	84,869	2,620	46,711
Total intangible assets		$192,300	$84,869	$26,720	$80,711

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

At each fiscal year-end, the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets. The Company may assess these assets for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that an impairment exists, then a quantitative analysis is performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with a qualitative approach.

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

2022 and 2021 Impairment Tests

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

Total amortization expense for these amortizable intangible assets was $7.5 million, $8.3 million, and $9.2 million for the Fiscal Years 2022, 2021 and 2020, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2023	$6,942
2024	5,231
2025	4,693
2026	4,556
2027	4,418
Thereafter	13,348
Total	$39,188

7. Property and Equipment

Property and equipment at January 28, 2023 and January 29, 2022 consist of the following (in thousands):

	January 28, 2023	January 29, 2022
Leasehold improvements	$100,571	$102,205
Furniture, fixtures and equipment	47,081	48,016
Computer hardware and software	59,973	56,226
Total property and equipment, gross	207,625	206,447
Accumulated depreciation	(164,267)	(152,456)
	43,358	53,991
Construction in progress	10,139	3,338
Property and equipment, net	$53,497	$57,329

Construction in progress is primarily comprised of leasehold improvements, furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain computer software and hardware.

Capitalized software, subject to amortization, included in property and equipment at January 28, 2023 and January 29, 2022 had a cost basis of approximately $46.7 million and $42.6 million, respectively, and accumulated amortization of $38.4 million and $32.7 million, respectively. As of January 28, 2023 and January 29, 2022, internal use software costs capitalized were $8.6 million and $4.1 million, respectively.

Total depreciation expense recorded within Selling, general and administrative expenses on the Consolidated statements of operations was $18.2 million, $21.0 million, and $24.5 million, for the Fiscal Years 2022, 2021 and 2020, respectively.

During Fiscal Year 2022, due to the Company’s revised outlook on future cash flows at certain store locations, the Company incurred noncash impairment charges of $0.8 million related primarily to leasehold improvements and furniture and fixtures at five locations. During Fiscal Year 2021, the Company did not record any impairment charges associated with property and equipment. During Fiscal Year 2020 the Company reduced the net carrying value of leasehold improvements to their estimated fair value, which was determined using a discounted cash flows method. These impairment charges arose from the material adverse effect that COVID-19 had on our results of operations, particularly with our store fleet. The Company recognized non-cash impairment charges associated with leasehold improvements of $10.8 million during Fiscal Year 2020.

The Company capitalized interest in connection with construction in progress of $0.1 million for the Fiscal Years 2021 and 2020. For Fiscal Year 2022, the Company capitalized an immaterial amount of interest in connection with construction in progress.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	January 28, 2023	January 29, 2022
Accrued payroll and benefits	$16,378	$14,458
Accrued returns reserve	6,702	11,003
Gift cards redeemable	7,131	7,410
Accrued professional fees	2,150	1,463
Taxes, other than income taxes	2,532	2,475
Accrued occupancy	1,115	530
Other accrued employee costs	1,258	2,066
Other	12,464	9,448
Total accrued expenses and other current liabilities	$49,730	$48,853

The following table reflects the changes in the accrued returns reserve for the Fiscal Years 2022, 2021 and 2020 (in thousands):

Accrued returns reserve	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended January 30, 2021	$12,822	$81,588	$(83,734)	$10,676
Fiscal Year Ended January 29, 2022	10,676	113,671	(113,344)	11,003
Fiscal Year Ended January 28, 2023	11,003	123,812	(128,113)	6,702

9. Debt

The components of the Company’s outstanding long-term debt at January 28, 2023 and January 29, 2022 were as follows (in thousands):

	At January 28, 2023
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Priming Term Loan due 2024	$201,349	$(786)	$(1,622)	$198,941
Subordinated Term Loan due 2024	20,548	—	(10,829)	9,719
Totals	221,897	(786)	(12,451)	208,660
Less: Current portion	(3,424)	—	—	(3,424)
Net long-term debt	$218,473	$(786)	$(12,451)	$205,236

	At January 29, 2022
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Existing Term Loan due 2022	$4,963	$(10)	$—	$4,953
Priming Term Loan due 2024	203,403	(1,356)	(2,797)	199,250
Subordinated Term Loan due 2024	17,829	—	(12,224)	5,605
Totals	226,195	(1,366)	(15,021)	209,808
Less: Current portion	(7,692)	—	—	(7,692)
Net long-term debt	$218,503	$(1,366)	$(15,021)	$202,116

The original issuer discount and capitalized fees and expenses are amortized over the related term of the debt.

The Company recorded interest expense related to long-term debt of $17.7 million, $15.7 million, and $15.5 million, in the Fiscal Years 2022, 2021 and 2020, respectively. During the Fiscal Years 2022, 2021 and 2020, $3.1 million, $2.5 million and $2.3 million of debt discount and debt issuance cost related to long-term debt were amortized to interest expense, respectively.

On August 31, 2020, the Company entered into the Transaction Support Agreement (the “TSA”) with lenders of the Company’s previously existing term loans (“Consenting Lenders”) and a majority of our shareholders on the principal terms of a financial restructuring (the “Transaction”). The following series of transactions were implemented:

a)
an amendment of the Company’s Existing Term Facility (the “Amended Existing Term Loan Agreement”), and the lenders thereunder, the (“Existing Term Lenders”) to, among other things, waive any non-compliance with the terms of the Existing Term Facility;
b)
entry into a new senior secured priming term loan facility (the “Priming Credit Agreement”), and the lenders thereunder, the (“Priming Lenders”), the proceeds of which have been used to repurchase the term loans under the Existing Term Facility (the “Existing Term Loans”) from the Consenting Lenders;
c)
an amendment of the Company’s existing ABL Facility, to, among other things, waive any non-compliance with the terms of the ABL Facility; and
d)
the provision by affiliates of our related party, TowerBrook Capital Partners L.P. (“TowerBrook”), and certain other investors of new capital pursuant to a subordinated term loan facility (the “Subordinated Facility”), and the lenders thereunder, (the “Subordinated Lenders”).

Existing Term Loan

The Company was party to a term loan credit agreement, dated as of May 8, 2015, by and among Jill Holdings, Inc. (as successor to Jill Holdings LLC), Jill Acquisition LLC, a wholly owned subsidiary of us, and the various lenders party thereto, as amended on May 27, 2016 (the “Term Loan”).

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

Amendment also eliminated substantially all of the covenants and events of default in the Existing Term Facility and provided that no guarantors of, or collateral securing, the Existing Term Loan Agreement were released. The maturity date of the Amended Existing Term Loan Agreement remained May 8, 2022. On May 8, 2022, the Existing Term Loan was re-paid in full.

Priming Term Loan

On September 30, 2020, in accordance with the TSA, the Company entered into the Priming Credit Agreement, which provided for a secured term loan facility, which has an aggregate principal amount equal to $201.3 million at January 28, 2023. The Priming Loans were exchanged for 97.9% of the Existing Term Loans in connection with the September 30, 2020 Amendment mentioned above. The Company incurred $1.2 million of debt issuance costs in connection with the Priming Credit Agreement. These costs are presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets.

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

In accordance with the Priming Credit Agreement, the Company issued to the Priming Lenders 656,717 shares, as adjusted for the Company’s 1-for-5 reverse stock split that occurred during the fourth quarter of Fiscal 2020, of the Company’s Common Stock (the “Equity Consideration”). We recorded the issuance of shares valued at $2.0 million as equity with the offset as a reduction of the carrying value of the debt. Also, in accordance with the Priming Credit Agreement, on May 31, 2021, the Company had the choice (the “May 31, 2021 Option”) to either (i) repay $4.9 million in aggregate principal amount of the loans under the Priming Credit Agreement, together with accrued and unpaid interest thereon or (ii) issue additional shares of common stock to the Priming Lenders in an amount as defined in the Priming Credit Agreement. On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of common stock to the Priming Lenders with a value of approximately $5.2 million (based on the value of those shares as of close on that date). The May 31, 2021 Option was considered an embedded derivative within the Priming Loan that was required to be adjusted to fair value each period while it was outstanding, with the adjustment being recorded in income. The Company determined the fair value of the May 31, 2021 Option was $1.4 million at the date of the Transaction, which was recorded within Derivative liability with the offset as a reduction in the carrying value of the debt on the consolidated balance sheets for Fiscal Years 2020 and 2019. The fair value of the May 31, 2021 Option was determined using an option pricing model with a Monte Carlo simulation. The difference between the carrying value of the Priming Loan and the principal amount was accreted over the term of the debt using the effective interest method. The May 31, 2021 Option was remeasured to its fair value as of the end of each reporting period which resulted in charges of $2.8 million and $1.0 million for Fiscal Years 2021 and 2020, respectively, being recorded within Fair value adjustment of derivative in the consolidated statements of operations and comprehensive income.

The Company’s obligations under the Priming Credit Agreement are secured by substantially all of the real and personal property of the Company and certain of its subsidiaries, subject to certain customary exceptions. The Priming Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Priming Credit Agreement also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $15.0 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5:1, reduced to 4.5:1 at the end of Fiscal Year 2022, which further reduces over time, and (3) limits on capital expenditures of $20.0 million annually. As of January 28, 2023 and January 29, 2022, the Company was in compliance with all financial covenants in effect.

Subordinated Term Loan

On September 30, 2020, in accordance with the TSA, the Company entered into a Subordinated Facility, with the Subordinated Lenders (as defined in Note 16. Related Party Transactions), that provides for a secured term loan facility in an aggregate principal amount equal to $15.0 million with an additional incremental capacity subject to certain customary conditions.

The maturity date of the Subordinated Facility is November 8, 2024. Loans under the Subordinated Facility bear interest at the Borrower’s election at (1) Base Rate (as defined in the Subordinated Facility) plus 11.00% or (2) LIBOR plus 12.00%, with a minimum LIBOR per annum of 1.00%. The Subordinated Facility is secured by substantially all of the real and personal property of the Company. The Subordinated Facility includes customary negative covenants for subordinated term loan agreements of this type, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. The Subordinated Facility also has certain financial covenants, including (1) a minimum liquidity covenant that generally requires minimum liquidity on a weekly basis of $12.75 million, (2) a first lien net leverage ratio that requires compliance beginning in the fourth quarter of Fiscal Year 2021 with a net leverage ratio of 5.75:1, reduced to 5.20:1 at the end of Fiscal Year 2022, which further reduces over time, and (3) limits on capital spending of $23.0 million annually. The difference between the carrying value of the subordinated facility debt and the principal amount is being accreted over the term of the debt using the effective interest method. As of January 28, 2023 and January 29, 2022, the Company was in compliance with all covenants.

On May 31, 2021, in accordance with the Subordinated Facility, the Company issued warrants to the Subordinated Lenders. See Note 14. Net Income (Loss) Per Share for additional information regarding the warrants.

Asset-Based Revolving Credit Agreement

On May 8, 2015, the Company entered into a five-year secured $40.0 million asset-based revolving credit facility agreement (the “ABL Facility”). The ABL Facility had an initial maturity of May 8, 2020. On June 12, 2019, this ABL Facility was amended to extend the termination date to May 8, 2023.

On September 30, 2020, in accordance with the TSA, the Company entered into an amendment to the ABL Facility, whereby the ABL lenders (i) consented to the Company’s entry into the Priming Credit Agreement, the Subordinated Facility and other transactions contemplated by the TSA and (ii) permanently waived any defaults or events of default under the ABL Facility on or prior to September 30, 2020.

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

On April 15, 2022, the Company entered into an Amendment No. 5 to its ABL Credit Agreement (the “ABL Amendment”), by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc., Jill Intermediate LLC, the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent. The ABL Amendment (i) extended the maturity date of the ABL Facility from May 8, 2023 to May 8, 2024, provided that if by November 4, 2023, the Priming Loan maturity date has not been appropriately extended to a date that is at least November 4, 2024, then the ABL Facility maturity date will automatically be deemed to be November 4, 2023, and (ii) changed the benchmark interest rate applicable to the loans under the ABL Facility from LIBOR to the forward-looking secured overnight financing rate (“Term SOFR”).

The ABL Facility consists of revolving loans and swing line loans. Borrowings classified as revolving loans under the ABL Facility may be maintained as either Term SOFR or Base Rate loans, each of which has a variable interest rate plus an applicable margin. Borrowings classified as swing line loans under the ABL Facility are Base Rate loans. Term SOFR loans under the ABL Facility accrue interest at a rate equal to Term SOFR plus a spread ranging from 2.25% to 2.50%, depending on borrowing amounts. Base Rate loans under the ABL Facility accrue interest at a rate equal to (i) the greatest of (a) the financial institution’s prime rate, (b) the overnight Federal Funds Effective Rate plus 0.50%, (c) Adjusted Term SOFR (as adjusted by any Floor) plus 1.00% (ii) a spread ranging from 1.25% to 1.50%, depending on borrowing amounts.

Interest on each Term SOFR loan is payable on the last day of each interest period and no more than quarterly, and interest on each Base Rate loan is payable in arrears on the last business day of April, July, October and January. For both

Term SOFR and Base Rate loans, interest is payable periodically upon repayment, conversion or maturity, with interest periods ranging between 30 to 180 days at the election of the Company, or 12 months with the consent of all lenders.

The ABL Facility also requires the quarterly payment, in arrears, of a commitment fee. The commitment fee is payable in an amount equal to (i) 0.375% for each calendar quarter during which historical excess availability is greater than 50% of availability, and (ii) 0.25% for each calendar quarter during which historical excess availability is less than or equal to 50% of availability.

The Company had no short-term borrowings under the Company’s ABL Facility as of January 28, 2023 and January 29, 2022. During the fiscal year ended January 28, 2023, no amount was drawn or outstanding under the ABL Facility. Based on the terms of the agreement and the increase for the letters of credit, the Company’s available borrowing capacity under the ABL Facility as of January 28, 2023 and January 29, 2022 was $30.0 million and $22.6 million, respectively.

The Company recorded interest expense related to the ABL Facility of $0.4 million and $0.8 million in Fiscal Years 2021 and 2020, respectively. The Company incurred an immaterial amount of interest expense related to the ABL facility for Fiscal Year 2022.

In the Fiscal Years 2022 and 2021, there were no debt issuance costs related to the ABL Facility amortized to interest expense.

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting (including with respect to liquidity), financial and other covenants. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, make advances, investments and loans or modify its organizational documents. The ABL Facility also includes certain financial maintenance covenants, including a requirement to maintain a fixed charge coverage ratio greater than or equal to 1.00:1.00 if availability under the ABL Facility is less than specified levels. As of January 28, 2023 and January 29, 2022, the Company was in compliance with all financial covenants in effect.

If an event of default (as defined in the applicable facility) occurs under the Priming Credit Agreement, Subordinated Facility or ABL Facility, the Company’s obligations under the applicable facility may be accelerated. In addition, a 2.00% interest surcharge will be imposed on overdue amounts under these facilities.

Letters of Credit

As of January 28, 2023 and January 29, 2022, there were outstanding letters of credit of $7.0 million and $4.5 million, respectively, which reduced the availability under the ABL Facility. As of January 28, 2023, the maximum commitment for letters of credit was $10.0 million. Letters of credit accrue interest at a rate equal to the applicable margin with respect to revolving loans maintained as Term SOFR loans under the ABL facility. The Company primarily used letters of credit to secure payment of workers’ compensation claims and customs bonds. Letters of credit are generally obtained for a one-year term and automatically renew annually and would only be drawn upon if the Company fails to comply with its contractual obligations.

Payments of Long-term Debt Obligations Due by Period

As of January 28, 2023, minimum future principal amounts payable under the Company’s outstanding long-term debt are as follows (in thousands):

Fiscal Year	Priming Term Loan	Subordinated Term Loan	Total
2023	3,424	—	3,424
2024	197,925	15,000	212,925
	$201,349	$15,000	$216,349

The minimum future principal payments in the table above do not include the payment of PIK interest and PIK fees. The Subordinated Term Loan requires a $10.6 million payment of PIK interest at maturity in fiscal year ending February 1, 2025 (“Fiscal Year 2024”). If the Company were to make the minimum principal payments on the Priming Term Loan as presented in the table above, the Company would be required to make a $52.3 million payment for PIK fees and PIK interest at maturity in Fiscal Year 2024; however, the Company made a principal payment of $25.0 million on August 27, 2021 to avoid making any payments for PIK fees or PIK interest on the Priming Loan. The Company used cash generated from operations to fund the $25.0 million principal payment.

10. Fair Value Measurements

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

The following tables present the carrying value and fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 28, 2023 and January 29, 2022, respectively (in thousands):

		Fair Value as of January 28, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$208,660	$—	$223,616	$—
Total financial instruments not carried at fair value	$208,660	$—	$223,616	$—

		Fair Value as of January 29, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$209,808	$—	$203,485	$—
Total financial instruments not carried at fair value	$209,808	$—	$203,485	$—

The Company’s debt instruments include the Priming Term Loan, Subordinated Facility, as well as the Term Loan until repaid on May 8, 2022. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

The methodology used by the Company to determine the fair value of its financial instruments at January 28, 2023, is the same as that used at January 29, 2022.

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

Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assumptions are classified as Level 3 inputs. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets and liabilities as part of related impairment tests or for disclosure purposes. Other than impairment accounting adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 6. Goodwill and Other Intangible Assets, for additional information.

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

Concentration Risk

An adverse change in the Company’s relationships with its key suppliers, or loss of the supply of one of the Company’s key products for any reason, could have a material effect on the business and results of operations of the Company. One supplier accounted for 10.6% of the Company’s purchases during Fiscal Year 2022. There are many potential suppliers in the industry that could become a supplier if we were to lose one of our large suppliers.

Other Commitments

The Company enters into other cancelable and noncancelable commitments. Typically, these commitments are for less than one year in duration and are principally for the procurement of inventory. Preliminary commitments with the Company’s merchandise vendors are made approximately six months in advance of the planned receipt date.

12. Operating Leases

As of January 28, 2023, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels and month-to-month leases.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of January 28, 2023, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

The Company maintained a tenant incentive liability of $0.5 million and $1.0 million as of January 28, 2023 and January 29, 2022, respectively, related to certain variable retail leases.

The components of lease expense were as follows (in thousands):

		For the Fiscal Year Ended
Lease Cost	Classification	January 28, 2023	January 29, 2022	January 30, 2021
Operating lease cost	SG&A Expenses	$38,713	$40,538	$43,824
Variable lease cost	SG&A Expenses	3,006	1,354	1,340
Total lease cost		$41,719	$41,892	$45,164

In Fiscal Year 2022, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method. Noncash impairment charges of $0.6 million related primarily to a right-of-use asset arose from the revised sublease assumptions relating to one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019. There were no impairments recorded in Fiscal Year 2021. During Fiscal Year 2020, the Company reduced the net carrying value of right-of-use assets to their estimated fair value, which was determined using a discounted cash flows method. These impairment charges arose from the material adverse effect that COVID-19 had on our results of operations, particularly with our store fleet. The Company recognized noncash impairment charges associated with right-of-use assets of $23.0 million during Fiscal Year 2020.

For the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021, total common area maintenance expense was $13.1 million, $14.6 million and $14.2 million, respectively.

For the fiscal years ended January 28, 2023 and January 29, 2022, the total cash paid for amounts included in the measurement of operating lease liabilities was $41.5 million and $49.6 million, respectively.

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

Lease Term and Discount Rate	January 28, 2023
Weighted-average remaining lease term (in years)
Operating leases	5.3
Weighted-average discount rate
Operating leases	6.6%

Maturities of lease liabilities as of January 28, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2023	$40,177
2024	39,914
2025	32,090
2026	27,879
2027	17,527
Thereafter	31,020
Subtotal	188,607
Less: Imputed interest	30,979
Present value of lease liabilities	$157,628
(1)
There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

13. Income Taxes

The provision (benefit) for income taxes for the Fiscal Years 2022, 2021, and 2020 consists of the following (in thousands):

	For the Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current
U.S. Federal	$14,562	$9,790	$(30,304)
State and local	2,582	1,359	(659)
Total current	17,144	11,149	(30,963)
Deferred tax benefit
U.S. Federal	(985)	(1,913)	(13,922)
State and local	340	(1,218)	(3,277)
Total deferred tax benefit	(645)	(3,131)	(17,199)
Total income tax provision (benefit)	$16,499	$8,018	$(48,162)

The effective tax rate for the fiscal year ended January 28, 2023 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, the impact of executive compensation limitations, valuation allowance changes and tax return to provision adjustments.

A reconciliation of the federal statutory income tax rate of 21% to the Company’s effective tax rate is as follows for the periods presented:

	For the Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax effect	6.1%	(14.7)%	4.9%
Fair market value of warrants and derivative	0.0%	(59.9)%	0.0%
Disallowed officer compensation	2.1%	(6.0)%	0.0%
Goodwill impairment	0.0%	0.0%	(2.0)%
Net operating loss CARES ACT benefit	0.0%	0.3%	5.7%
Valuation allowance	(2.2)%	14.1%	(2.9)%
Equity-based compensation expense	(0.3)%	4.4%	(0.2)%
Charitable contributions	(0.2)%	0.6%	0.1%
Tax return to provision adjustments	1.5%	(0.2)%	0.0%
Other	0.1%	0.6%	(0.9)%
Effective tax rate	28.1%	(39.8)%	25.7%

The components of deferred tax assets (liabilities) were as follows (in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets
Accrued expenses	$5,155	$6,127
State net operating loss carryforward	713	2,514
Start-up costs	409	472
Debt issuance costs	895	1,044
Lease liabilities	40,921	45,724
Total deferred tax assets, gross	48,093	55,881
Less: Deferred tax valuation allowances	(1,350)	(2,657)
Total deferred tax assets net of valuation allowances	46,743	53,224
Deferred tax liabilities
Inventory	(1,050)	(900)
Lease assets	(30,958)	(33,976)
Fixed assets	(5,939)	(8,466)
Intangible assets	(18,336)	(19,976)
Prepaid expenses	(519)	(610)
Total deferred tax liabilities	(56,802)	(63,928)
Net deferred tax liabilities	$(10,059)	$(10,704)

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not recognize part of the state deductible differences and net operating losses due to the history of recent losses in Fiscal Years 2021 and 2020. Accordingly, a valuation allowance of $1.4 million as of January 28, 2023 and $2.7 million as of January 29, 2022 has been established against the state deferred tax assets. The valuation allowance decreased by $1.3 million primarily as a result of the increase in net operating loss carryforward utilized in the current year. The Company will continue to evaluate the positive and negative evidence available and may reduce the valuation allowance in the future if the Company’s recent profitability trends continue.

As of January 28, 2023, the Company does not have a federal net operating loss carryforward. The Company has $0.9 million of state net operating loss and interest carryforward benefits, of which a majority expire at various dates between 2031-2041. The Company had no federal or state tax credit carryforwards as of January 28, 2023 and January 29, 2022.

The following table summarizes the changes in the Company’s unrecognized income tax benefits for Fiscal Years 2022, 2021 and 2020 (in thousands):

	For the Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Balance at the beginning of the period	$399	$336	$—
Increases based on tax positions related to the current period	—	—	336
Increases for tax positions related to prior periods	26	63	—
Balance at the end of the period	$425	$399	$336

The Company had gross unrecognized tax benefits of $0.4 million, $0.4 million and $0.3 million as of January 28, 2023, January 29, 2022 and January 30, 2021, respectively, recorded in Other liabilities on the consolidated balance sheets. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of January 28, 2023, no significant amount of penalties or interest have been accrued.

For federal and state income tax purposes, the Company’s tax years remain open under statute for Fiscal Year 2015 to present.

14. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per common share for the Fiscal Years 2022, 2021 and 2020 (in thousands, except share and per share data):

	For the Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Numerator
Net income (loss) attributable to common shareholders	$42,175	$(28,143)	$(139,404)
Denominator
Weighted average number of common shares outstanding	10,124,962	9,886,343	9,159,686
Assumed exercise of warrants	3,810,441	2,543,416	—
Weighted average common shares, basic	13,935,403	12,429,759	9,159,686
Dilutive effect of stock options and restricted shares	349,632	—	—
Weighted average common shares, diluted	14,285,035	12,429,759	9,159,686
Net income (loss) per common share, basic	3.03	(2.26)	(15.22)
Net income (loss) per common share, diluted	$2.95	$(2.26)	$(15.22)

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, there were 106,137, 700,207, and 459,452 such awards excluded for the Fiscal Years 2022, 2021 and 2020, respectively.

On November 4, 2020, the Company announced a 1-for-5 reverse stock split effective November 9, 2020. The Company’s shareholders received one share for every five shares held prior to the effective date.

Warrants

On May 31, 2021, and within the terms of the Priming Loan, the Company chose to issue 272,097 additional shares of Common Stock to the Priming Lenders with a value of approximately $5.2 million based upon the preceding 5-day volume weighted average share price rather than repay $4.9 million of principal. As a result of this choice and because of the antidilution provision under the warrant agreement, the warrants became exercisable into 3,820,748 shares of common stock for an aggregate exercise price of $186,000 until its expiration date on October 2, 2025. During Fiscal Year 2021, the Company recognized approximately $2.8 million and $57.0 million of non-cash charges recorded within Fair value adjustments – derivative and Fair value adjustments – warrants, respectively, in the consolidated statements of operations and comprehensive income. Effective May 31, 2021, the remaining derivative and warrants liabilities totaling $78.2 million were reclassed to Additional paid-in capital because from that date they can only be settled by exercise of the warrants into common stock (i.e., cash is no longer a settlement option).

Effective May 31, 2021 the warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non substantive in relation to the fair value of the common shares to be issued upon exercise.

15. Equity-Based Compensation

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

During Fiscal Year 2017, at the time of the Company’s IPO, the total issued unvested common interests under the Incentive Equity Plan (the “Plan”) were converted to 477,000 restricted share awards (“RSAs”) under the Plan. The RSAs granted to employees of the Company are classified as equity awards and are generally subject to a five-year vesting period, with either a monthly or annual cliff vest. During Fiscal Years 2022 and 2021, there were no RSAs forfeited. During Fiscal Year 2020, there were 661 RSAs forfeited.

During Fiscal Year 2022, the Committee granted Restricted Stock Units (“RSUs”) under the 2017 Plan, which vest 33.3% each year, over three years from the grant date. During Fiscal Years 2021 and 2020, the Committee granted RSUs under the 2017 Plan, which vest 25% each year, over four years from the grant date. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. For Fiscal Year 2022, 2021 and 2020 ,the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSAs and RSUs award activity, inclusive of inducement awards for Fiscal Years 2022, 2021 and 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested units outstanding at February 1, 2020	489,072	$12.74
Granted	168,421	2.75
Vested	(188,764)	16.69
Forfeited	(79,443)	16.94
Unvested units outstanding at January 30, 2021	389,286	13.81
Granted	479,527	10.38
Vested	(136,187)	14.37
Forfeited	(58,289)	13.86
Unvested units outstanding at January 29, 2022	674,337	11.27
Granted	254,587	15.33
Vested	(231,971)	12.89
Forfeited	(18,443)	15.08
Unvested units outstanding at January 28, 2023	678,510	$11.78

As of January 28, 2023, there was $5.2 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 2.1 years. The weighted-average grant date fair value per share of RSUs granted during Fiscal Years 2022, 2021, and 2020 was $15.33, $10.38, and $2.75, respectively. The total fair value of RSUs vested during Fiscal Years 2022, 2021, and 2020 was $3.0 million, $1.9 million, and $3.2 million, respectively.

The 2017 Plan has 1,293,453 shares of common stock reserved for issuance to awards granted by the Committee. As of January 28, 2023, there were an aggregate of 434,741 shares remaining for future issuance.

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

The following table summarizes stock options award activity, inclusive of inducement awards for Fiscal Years 2022, 2021 and 2020:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate- Intrinsic Value(1)
				(years)	(thousands)
Options outstanding at February 1, 2020	20,891	$30.16	$59.85	7.3	$—
Forfeited	(1,990)	30.16	59.85	—	—
Options outstanding at January 30, 2021	18,901	$30.15	$59.85	6.3	$—
Forfeited	(249)	30.16	59.85	—	—
Options outstanding at January 29, 2022	18,652	$30.15	$59.85	5.3	$—
Forfeited	(3,742)	30.17	59.85	—	—
Options outstanding at January 28, 2023	14,910	$30.17	$59.85	4.3	$—
Options exercisable at January 28, 2023	14,910	$30.17	$59.85	4.3	$—
(1)
The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

As of January 28, 2023, there was no unrecognized compensation cost related to stock options as all options were fully vested. There were no stock options granted during Fiscal Years 2022, 2021 and 2020.

The Company established an Employee Stock Purchase Plan (the “Purchase Plan”) during Fiscal Year 2017, under which a maximum of 40,000 shares of common stock may be purchased by eligible employees as defined by the Purchase Plan. As of January 28, 2023, January 29, 2022 and January 30, 2021, there were 2,344 shares authorized and available for future issuance under the Purchase Plan. During Fiscal Year 2020, the Purchase Plan was suspended due to an inadequate number of authorized and available shares. The Purchase Plan remained suspended as of January 28, 2023.

Equity-based compensation expense for all award types of $3.5 million, $2.6 million and $2.1 million was recorded as Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income during Fiscal Years 2022, 2021 and 2020, respectively.

Special Dividend

On March 6, 2019, the Company’s Board of Directors declared a special cash dividend (the “Special Dividend”) of $5.75 per share payable to shareholders of record as of March 19, 2019, of which $50.2 million was paid on April 1, 2019 to shareholders.

In connection with the Special Dividend, pursuant to anti-dilution provisions in the 2017 Plan, the Company adjusted outstanding equity awards in order to prevent dilution of such awards. Accordingly, the Company adjusted the number of outstanding unvested RSUs as of the payment date of the dividend with an additional number of RSUs (“Dividend Equivalent Units” or “DEUs”) equal to the quotient obtained by dividing (x) the product of the number of unvested RSUs as of the record date by the amount of the dividend per share, by (y) the fair market value of share on the payment date of the Special Dividend. The DEUs will follow the same vesting pattern as the RSUs. For holders of outstanding options as of March 19, 2019, the option strike price on such options was reduced by the per share amount of the Special Dividend. Holders of unvested RSAs received a forfeitable $5.75 per share dividend on unvested RSAs as of March 19, 2019.

16. Related Party Transactions

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors (the “Subordinated Lenders”). TowerBrook controls a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the NYSE corporate governance standards.

In the consolidated statements of operations and comprehensive income, in association with the Subordinated Facility, during Fiscal Year 2022, the Company incurred $4.1 million of Interest expense, net – related party. For Fiscal Year 2021 the

Company incurred $2.0 million and $57.0 million, respectively, of Interest expense, net – related party and Fair value adjustment of warrants – related party.

The Company recorded $3.3 million in selling, general and administrative expenses during Fiscal Year 2020 for professional fees of advisors to TowerBrook for services associated with the Transaction.

During the Fiscal Years 2022, 2021 and 2020, the Company incurred an immaterial amount of other related party transactions.

17. Barter Arrangement

During fiscal year 2019, the Company entered into a bartering arrangement with Evergreen Trading, a vendor, where the Company provided inventory in exchange for media credits.

The Company had used a minimal amount of the media credits during Fiscal Year 2020 and after a review of the current plans for marketing and advertising, the Company decided to abandon the media credits and recorded a $1.9 million charge within Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income for Fiscal Year 2020. No such charges were recorded for Fiscal Years 2022 and 2021.