Form 10-Q
period 2023-04-29
J.Jill, Inc.
filed 2023-06-07
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None

As of May 31, 2023, the registrant had 10,585,346 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	April 29, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$27,891	$87,053
Accounts receivable	8,153	7,039
Inventories, net	53,788	50,585
Prepaid expenses and other current assets	17,313	16,143
Total current assets	107,145	160,820
Property and equipment, net	53,791	53,497
Intangible assets, net	71,452	73,188
Goodwill	59,697	59,697
Operating lease assets, net	115,564	119,118
Other assets	318	97
Total assets	$407,967	$466,417
Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$41,858	$39,306
Accrued expenses and other current liabilities	38,846	49,730
Current portion of long-term debt	8,750	3,424
Current portion of operating lease liabilities	34,160	34,527
Total current liabilities	123,614	126,987
Long-term debt, net of discount and current portion	151,787	195,517
Long-term debt, net of discount - related party	—	9,719
Deferred income taxes	9,956	10,059
Operating lease liabilities, net of current portion	118,361	123,101
Other liabilities	924	1,253
Total liabilities	404,642	466,636
Commitments and contingencies (see Note 11)
Shareholders’ Equity (Deficit)
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,580,802 and 10,165,361 shares issued and outstanding at April 29, 2023 and January 28, 2023, respectively	107	102
Additional paid-in capital	210,948	212,005
Accumulated deficit	(207,730)	(212,326)
Total shareholders’ equity (deficit)	3,325	(219)
Total liabilities and shareholders’ equity (deficit)	$407,967	$466,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	$149,420	$157,069
Costs of goods sold (exclusive of depreciation and amortization)	41,880	47,606
Gross profit	107,540	109,463
Selling, general and administrative expenses	82,146	85,578
Operating income	25,394	23,885
Loss on debt refinancing	12,702	—
Interest expense, net	5,057	3,658
Interest expense, net - related party	1,074	802
Income before provision for income taxes	6,561	19,425
Income tax provision	1,965	5,010
Net income and total comprehensive income	$4,596	$14,415
Per share data (Note 8):
Net income per common share:
Basic	$0.32	$1.04
Diluted	$0.32	$1.02
Weighted average common shares:
Basic	14,250,811	13,874,546
Diluted	14,510,008	14,171,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 28, 2023	10,165,361	$102	$212,005	$(212,326)	$(219)
Vesting of restricted stock units	227,237	2	(2)	—	—
Surrender of shares to pay withholding taxes	(66,423)	—	(1,930)	—	(1,930)
Equity-based compensation	—	—	878	—	878
Exercise of warrants	254,627	3	(3)	—	—
Net income	—	—	—	4,596	4,596
Balance, April 29, 2023	10,580,802	$107	$210,948	$(207,730)	$3,325

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 29, 2022	10,001,422	$100	$209,747	$(254,501)	$(44,654)
Vesting of restricted stock units	146,852	—	—	—	—
Surrender of shares to pay withholding taxes	(48,430)	—	(821)	—	(821)
Equity-based compensation	—	—	742	—	742
Net income	—	—	—	14,415	14,415
Balance, April 30, 2022	10,099,844	$100	$209,668	$(240,086)	$(30,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net Income	$4,596	$14,415
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,568	6,713
Adjustment for exited retail stores	—	(243)
Loss on disposal of fixed assets	20	92
Loss on debt refinancing	12,702	—
Noncash interest expense, net	1,562	1,242
Equity-based compensation	878	742
Deferred rent incentives	(32)	(115)
Deferred income taxes	(103)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,114)	(1,785)
Inventories, net	(3,203)	(7,192)
Prepaid expenses and other current assets	(1,170)	(1,679)
Accounts payable	1,502	(3,560)
Accrued expenses and other current liabilities	(11,276)	502
Operating lease assets and liabilities	(1,553)	(1,969)
Other noncurrent assets and liabilities	(518)	5
Net cash provided by operating activities	7,859	7,168
Investing activities:
Purchases of property and equipment	(1,504)	(185)
Capitalized software	(1,421)	(565)
Net cash used in investing activities	(2,925)	(750)
Financing activities:
Principal repayments on Priming Term Loan	(201,349)	(715)
Principal repayments on Subordinated Term Loan-related party	(21,181)	—
Proceeds from issuance of Term Loan	164,050	—
Third-party debt financing costs	(3,686)	—
Surrender of shares to pay withholding taxes	(1,930)	(821)
Net cash used in financing activities	(64,096)	(1,536)
Net change in cash and cash equivalents	(59,162)	4,882
Cash and cash equivalents:
Beginning of Period	87,053	35,957
End of Period	$27,891	$40,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful, and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through over 200 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K (the “2022 Annual Report”) for the fiscal year ended January 28, 2023 (“Fiscal Year 2022”) in preparing these unaudited interim condensed consolidated financial statements. J.Jill operates on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending February 3, 2024 (“Fiscal Year 2023”) is comprised of 53 weeks and Fiscal Year 2022 is comprised of 52 weeks.

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 28, 2023 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended April 29, 2023 are not necessarily indicative of future results or results to be expected for Fiscal Year 2023. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2022 Annual Report.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation. On the consolidated statement of cash flows, the Company reclassified amounts for capitalized software purchases for the thirteen weeks ended April 30, 2022 from purchases of property and equipment to a separate financial statement line item within investing activities to conform to the current presentation for the thirteen weeks ended April 29, 2023 of capitalized software purchases.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes the direct costs of sold merchandise, which include customs, taxes, duties, commissions and inbound shipping costs, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. COGS does not include distribution center costs and allocations of indirect costs, such as occupancy, depreciation, amortization, or labor and benefits.

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

3. Revenues

Disaggregation of Revenue

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

	For the Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Retail	$82,204	$84,212
Direct	67,216	72,857
Net sales	$149,420	$157,069

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	April 29, 2023	January 28, 2023
Contract liabilities:
Signing bonus (1)	$47	$82
Unredeemed gift cards	5,918	7,131
Total contract liabilities	$5,965	$7,213

(1)
Signing bonus is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets as of April 29, 2023 and January 28, 2023.

For the thirteen weeks ended April 29, 2023 and April 30, 2022, the Company recognized approximately $2.9 million and $3.0 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

Performance Obligations

The Company has a remaining immaterial performance obligation for a signing bonus related to the private label credit card agreement that is being amortized to revenue evenly through the third quarter of Fiscal Year 2023.

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

4. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at April 29, 2023 and January 28, 2023. The accumulated goodwill impairment losses as of April 29, 2023 are $137.3 million.

A summary of other intangible assets as of April 29, 2023 and January 28, 2023 is as follows (in thousands):

		April 29, 2023
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	94,128	2,620	37,452
Total intangible assets		$192,300	$94,128	$26,720	$71,452

		January 28, 2023
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	92,392	2,620	39,188
Total intangible assets		$192,300	$92,392	$26,720	$73,188

Total amortization expense for these amortizable intangible assets was $1.7 million and $1.9 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

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

5. Debt

The components of the Company’s outstanding long-term debt at April 29, 2023 and January 28, 2023 were as follows (in thousands):

	At April 29, 2023
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$175,000	$(10,847)	$(3,616)	$160,537
Less: Current portion	(8,750)	—	—	(8,750)
Net long-term debt	$166,250	$—	$—	$151,787

	At January 28, 2023
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Priming Term Loan due 2024	$201,349	$(786)	$(1,622)	$198,941
Subordinated Term Loan due 2024	20,548	—	(10,829)	9,719
Totals	221,897	(786)	(12,451)	208,660
Less: Current portion	(3,424)	—	—	(3,424)
Net long-term debt	$218,473	$(786)	$(12,451)	$205,236

Term Loan Credit Agreement

On April 5, 2023, the Company and Jill Acquisition LLC (the “Borrower”) entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the lenders party thereto and Jefferies Finance LLC (“Jefferies Finance”), as administrative and collateral agent. The Term Loan Credit Agreement provides for a secured term loan facility in an aggregate principal amount of $175.0 million with a maturity date of May 8, 2028 (the “Term Loan Facility”). Loans under the Term Loan Credit Agreement bear interest at the Borrower’s election at (1) Base Rate (as defined in the Term Loan Credit Agreement) plus 7.00% or (2) Adjusted Term SOFR (as defined in the Term Loan Credit Agreement) plus 8.00%, with Adjusted Term SOFR subject to a floor rate of 1.00%.

The Term Loan Credit Agreement facility is to be repaid in quarterly payments of $2.2 million from July 28, 2023 to May 2, 2025, and $3.3 million from August 1, 2025 to April 28, 2028 with the balance of the Term Loan Credit Agreement facility due upon maturity on May 8, 2028.

The Borrower’s obligations under the Term Loan Credit Agreement are guaranteed by the Company and J.Jill Gift Card Solutions, Inc., a Florida corporation (“Jill Gift Card Solutions” and collectively with the Company, the “Guarantors”), and are secured by substantially all of the real and personal property of the Borrower and the Guarantors, subject to certain customary exceptions. The Term Loan Credit Agreement includes customary negative covenants for term loan agreements of this type, including covenants limiting the ability of the Borrower and the Guarantors to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness, in each case subject to customary exceptions for term loan agreements of this type. The Term Loan Credit Agreement also includes certain customary representations and warranties, affirmative covenants, certain financial covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under the Employee Retirement Income Security Act of 1974 (“ERISA”), certain final non-appealable judgments that are not covered by a reputable and solvent insurance company, certain defaults under other indebtedness, change of control and certain Title 11 proceedings.

In conjunction with the entry into the Term Loan Credit Agreement, the Company paid $3.7 million in third-party fees related to legal, consulting, agent and other fees. Of these costs, $3.1 million were deferred and presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets as of April 29, 2023 and will be amortized through the line item “Interest Expense” in the Company’s condensed consolidated statements of operations and comprehensive income over the term of the Term Loan Credit Agreement using the effective interest method.

As of April 29, 2023, the Company was in compliance with all covenants.

Priming and Subordinated Term Loans

The proceeds from the Term Loan Credit Agreement, combined with a portion of the Company’s existing cash on hand, were used to repay in full the outstanding balances of $225.4 million, inclusive of $3.6 million interest, under the Priming Term Loan Credit Agreement (the “Priming Credit Agreement”) and the Subordinated Term Loan Credit Agreement (the “Subordinated Credit Agreement”). All security interests and liens incurred in connection with the Priming Credit Agreement and Subordinated Credit Agreement have been released. The prepayment of the Priming Credit Agreement and Subordinated Credit Agreement was in accordance with the terms of such agreements.

A portion of the transaction was accounted for as a debt modification. As a result, approximately $0.4 million of deferred costs will continue to be deferred and amortized using the effective interest method through May 8, 2028, the maturity date of the Term Loan Facility. These fees are presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets. For repayment of the remaining portion of the Priming Credit Agreement and for the entirety of the Subordinated Credit Agreement, the Company recorded a loss on debt refinancing of $12.7 million of which $10.4 million relates to the Subordinated Facility, inclusive of the write-off of original issue discount, and deferred debt issuance costs and other fees, in the line item “Loss on debt refinancing” in its condensed consolidated statements of operations and comprehensive income and in the condensed consolidated statement of cash flows. No debt refinancing gains or losses were recognized during the thirteen weeks ended April 30, 2022.

The Company was in compliance with all covenants under the Priming Credit Agreement and the Subordinated Credit Agreement at the time of their repayment.

Asset-Based Revolving Credit Agreement

The Company is party to a secured $40.0 million asset-based revolving credit facility agreement (the “ABL Credit Agreement” and, such facility, the “ABL Facility”).

Based on the terms of the ABL Facility, as amended, the maturity date of the ABL Facility was extended to May 8, 2024, in connection with the entry into the Term Loan Credit Agreement. The benchmark interest rate applicable to the loans under the ABL Facility is the forward-looking secured overnight financing rate.

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting (including with respect to liquidity), financial and other covenants. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, make advances, investments and loans or modify its organizational documents. The ABL Facility also includes certain financial maintenance covenants, including a requirement to maintain a fixed charge coverage ratio greater than or equal to 1.00:1.00 if availability under the ABL Facility is less than specified levels. As of April 29, 2023 and January 28, 2023, the Company was in compliance with all covenants.

The Company had no short-term borrowings under the Company’s ABL Facility as of April 29, 2023 and January 28, 2023. The Company’s available borrowing capacity under the ABL Facility as of April 29, 2023 and January 28, 2023 was $34.2 million and $30.0 million, respectively. At April 29, 2023 and January 28, 2023, there were outstanding letters of credit of $5.8 million and $7.0 million, respectively, which reduced the availability under the ABL Facility. As of April 29, 2023, the maximum commitment for letters of credit was $10.0 million.

Subsequent Event

On May 10, 2023, the Company entered into Amendment No. 6 to the ABL Credit Agreement (the “ABL Amendment”), by and among the Company, J.Jill Gift Card Solutions, the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent.

The ABL Amendment extended the maturity date of the ABL Credit Agreement from May 8, 2024 to May 10, 2028 (or 180 days prior to the maturity date of the Company’s Term Loan Credit Agreement if the maturity date of such Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement). The other terms and conditions of the ABL Credit Facility remain substantially unchanged.

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

The following table presents the carrying value and fair value hierarchy for debt as of April 29, 2023 and January 28, 2023, respectively (in thousands):

		Fair Value as of April 29, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$160,537	$—	$160,537	$—
Total financial instruments not carried at fair value	$160,537	$—	$160,537	$—

		Fair Value as of January 28, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$208,660	$—	$223,616	$—
Total financial instruments not carried at fair value	$208,660	$—	$223,616	$—

The Company’s debt instruments include the Term Loan as of April 29, 2023 and Priming Loan and the Subordinated Facility as of January 28, 2023. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

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

Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, intangible assets, and debt are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets and liabilities as part of related impairment tests or for disclosure purposes. See Note 4. Goodwill and Other Intangible Assets, for additional information.

7. Income Taxes

The Company recorded an income tax provision of $2.0 million and $5.0 million during the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. The effective tax rate was 29.9% for the thirteen weeks ended April 29, 2023, and 25.8% for the thirteen weeks ended April 30, 2022.

The effective tax rate for the thirteen weeks ended April 29, 2023 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses. The effective tax rate for the thirteen weeks ended April 30, 2022 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and partial release of its valuation allowance on state deferred tax assets.

8. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Numerator
Net income attributable to common shareholders	$4,596	$14,415
Denominator
Weighted average number of common shares outstanding	10,431,506	10,065,969
Assumed exercise of warrants	3,819,305	3,808,577
Weighted average common shares, basic	14,250,811	13,874,546
Dilutive effect of equity compensation awards	259,197	296,536
Weighted average common shares, diluted	14,510,008	14,171,082
Net income per common share, basic	$0.32	$1.04
Net income per common share, diluted	$0.32	$1.02

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 35,195 and 162,406 shares for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

For the thirteen weeks ended April 29, 2023 and April 30, 2022, warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non-substantive in relation to the fair value of the common shares to be issued upon exercise.

9. Equity-Based Compensation

In conjunction with the initial public offering (“IPO”), on March 9, 2017, the Company established the J.Jill, Inc. Omnibus Equity Incentive Plan, as amended on June 7, 2018 (the “2017 Plan”), which reserves common stock for issuance upon exercise of options, or in respect of granted awards. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the authority to determine the type, size and terms and conditions of awards to be granted and to grant such awards. The 2017 Plan has 1,293,453 shares of common stock reserved for issuance to awards granted by the Committee. As of April 29, 2023, there were an aggregate of 351,831 shares remaining for future issuance.

During the thirteen weeks ended April 29, 2023, the Committee approved and granted restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the 2017 Plan.

Restricted Stock Units (“RSUs”)

For the thirteen weeks ended April 29, 2023 and April 30, 2022, the Committee granted RSUs under the 2017 Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. For the thirteen weeks ended April 29, 2023 and April 30, 2022, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the thirteen weeks ended April 29, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 28, 2023	678,510	$11.78
Granted	88,673	$25.00
Vested	(227,237)	$11.30
Forfeited	(29,773)	$13.12
Unvested units outstanding at April 29, 2023	510,173	$14.26

As of April 29, 2023, there was $6.2 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 2.1 years. The total fair value of RSUs vested during the thirteen weeks ended April 29, 2023 and April 30, 2022 was $2.6 million, and $1.4 million, respectively.

Performance Stock Units (“PSUs”)

For the thirteen weeks ended April 29, 2023, the Company granted PSUs, a portion of which are based on achieving an Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient provided the employee continues to provide services to the Company through January 31, 2026 (“Fiscal Year 2025”). For Adjusted EBITDA based PSUs, the number of units earned will be determined based on the achievement of the predetermined Adjusted EBITDA goals at the end of each performance period ending January 29, 2024, February 1, 2025 (“Fiscal Year 2024”), and Fiscal Year 2025, respectively, and for TSR based PSUs, the number of units earned will be determined based on the achievement of the predetermined TSR growth goal at the end of Fiscal Year 2025. The TSR is based on J Jill’s 30-trading day average beginning and closing price of the three-year performance period, assuming the reinvestment of dividends. Depending on the performance results based on Adjusted EBITDA and TSR, the actual number of shares that a grant recipient receives at the end of the vesting period may range from 0% to 200% of the Target Shares granted. PSUs are converted into shares of common stock upon vesting, under the terms of the 2017 Plan.

The fair value of the PSUs granted during the thirteen weeks ended April 29, 2023 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated on the grant date using a Monte Carlo simulation with the below noted assumptions:

Monte Carlo Simulation Assumptions
Risk Free Interest Rate	3.87%
Expected Dividend Yield	—
Expected Volatility	74.98%
Expected Term	2.84 years

The Company recognizes equity-based compensation expense related to Adjusted EBITDA PSUs based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts equity-based compensation expense related to these awards, as appropriate. For the TSR goal based PSUs, the equity-based compensation expense is recognized on a straight-line basis over the three year performance period based on the grant-date fair value of these PSUs.

The following table summarizes the PSU awards activity for the thirteen weeks ended April 29, 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 28, 2023	—	—
Granted	65,928	$30.50
Forfeited	(3,514)	$30.50
Unvested units outstanding at April 29, 2023	62,414	$30.50

As of April 29, 2023, there was $1.9 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.8 years.

Equity-based compensation expense for all award types of $0.9 million and $0.7 million was recorded in the Selling, general and administrative expenses in the consolidated statement of operations and comprehensive income for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

10. Related Party Transactions

TowerBrook Capital Partners, LP (“TowerBrook”) controls a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the New York Stock Exchange (the “NYSE”) corporate governance standards.

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors (the “Subordinated Lenders”).

As of April 5, 2023, the Subordinated Facility was repaid in full. Refer to Note 5. Debt for additional information on repayment of the Subordinated Facility.

In association with the Subordinated Facility, the Company incurred $1.1 million and $0.8 million of Interest expense, net – related party for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

For the thirteen weeks ended April 29, 2023 and April 30, 2022, the Company incurred an immaterial amount of other related party transactions.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending February 3, 2024 (“Fiscal Year 2023”) is comprised of 53 weeks and fiscal year ended January 28, 2023 (“Fiscal Year 2022”) is comprised of 52 weeks.

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

Selling, general and administrative (“SG&A”) expenses include all operating costs not included in COGS. These expenses include all payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. These expenses also include marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, professional services and other administrative costs. Additionally, our outbound shipping costs may fluctuate due to surcharges from shipping vendors based on demand for shipping services.

With the exception of store selling expenses, certain marketing expenses and incentive compensation, SG&A expenses generally do not vary proportionately with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in lower-volume periods and lower in higher-volume periods.

Adjusted earnings before interest, taxes, depreciation and amortization (“ Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus net interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment, loss on debt refinancing and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

While we believe that Adjusted EBITDA is useful in evaluating our business, Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool. Adjusted EBITDA should not be considered an alternative to, or substitute for, net income, which is calculated in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces the usefulness of Adjusted EBITDA as a tool for comparison. We recommend that you review the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, and the calculation of the resultant Adjusted EBITDA margin below and not rely solely on Adjusted EBITDA or any single financial measure to evaluate our business.

Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

The following table provides a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented.

	For the Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Statements of Operations Data:
Net income	$4,596	$14,415
Interest expense, net	5,057	3,658
Interest expense, net - related party	1,074	802
Income tax provision	1,965	5,010
Depreciation and amortization	5,571	6,713
Equity-based compensation expense (a)	878	742
Write-off of property and equipment (b)	20	92
Loss on debt refinancing (c)	12,702	—
Adjustment for exited retail stores (d)	—	(243)
Impairment of long-lived assets (e)	—	108
Adjusted EBITDA	$31,863	$31,297
Net sales	$149,420	$157,069
Adjusted EBITDA margin	21.3%	19.9%

(a)
Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.
(b)
Represents net gain or loss on the disposal of fixed assets.
(c)
Represents loss on the repayment of Priming Term Loan Credit Agreement (the “Priming Credit Agreement”) and the Subordinated Term Loan Credit Agreement (the “Subordinated Credit Agreement”).
(d)
Represents non-cash gains associated with exiting store leases earlier than anticipated.
(e)
Represents impairment of long-lived assets related to leasehold improvements.

Results of Operations

Thirteen weeks ended April 29, 2023 Compared to Thirteen weeks ended April 30, 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended April 30, 2022 to the Thirteen Weeks
	April 29, 2023		April 30, 2022		Ended April 29, 2023
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$149,420	100.0%	$157,069	100.0%	$(7,649)	(4.9)%
Costs of goods sold	41,880	28.0%	47,606	30.3%	(5,726)	(12.0)%
Gross profit	107,540	72.0%	109,463	69.7%	(1,923)	(1.8)%
Selling, general and administrative expenses	82,146	55.0%	85,578	54.5%	(3,432)	(4.0)%
Operating income	25,394	17.0%	23,885	15.2%	1,509	6.3%
Loss on debt refinancing	12,702	8.5%	—	—	12,702	100.0%
Interest expense, net	5,057	3.4%	3,658	2.3%	1,399	38.2%
Interest expense, net - related party	1,074	0.7%	802	0.5%	272	33.9%
Income before provision for income taxes	6,561	4.4%	19,425	12.4%	(12,864)	(66.2)%
Income tax provision	1,965	1.3%	5,010	3.2%	(3,045)	(60.8)%
Net income	$4,596	3.1%	$14,415	9.2%	$(9,819)	(68.1)%

Net Sales

Net sales for the thirteen weeks ended April 29, 2023 decreased $7.6 million, or 4.9%, to $149.4 million from $157.1 million for the thirteen weeks ended April 30, 2022. At the end of those same periods, we operated 245 and 249 retail stores, respectively. The decrease in net sales was driven primarily by a decrease in total company comparable sales of 2.7%.

Our Retail channel contributed 55.0% of our net sales in the thirteen weeks ended April 29, 2023 and 53.6% in the thirteen weeks ended April 30, 2022. Our Direct channel contributed 45.0% of our net sales in the thirteen weeks ended April 29, 2023 and 46.4% in the thirteen weeks ended April 30, 2022.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended April 29, 2023 decreased $1.9 million, or 1.8%, to $107.5 million from $109.5 million for the thirteen weeks ended April 30, 2022. The gross margin for the thirteen weeks ended April 29, 2023 was 72.0% compared to 69.7% for the thirteen weeks ended April 30, 2022. The increase in gross margin for the thirteen weeks ended April 29, 2023 was driven largely by lower freight costs compared to the thirteen weeks ended April 30, 2022 .

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the thirteen weeks ended April 29, 2023 decreased $3.4 million, or 4.0%, to $82.1 million from $85.6 million for the thirteen weeks ended April 30, 2022. The decrease is driven by a $3.4 million decrease in management incentive expenses compared to the thirteen weeks ended April 30, 2022.

As a percentage of net sales, selling, general and administrative expenses were 55.0% for the thirteen weeks ended April 29, 2023 compared to 54.5% for the thirteen weeks ended April 30, 2022.

Loss on debt refinancing

During the thirteen weeks ended April 29, 2023, the Company recognized a loss on debt refinancing of $12.7 million related to entering into a Term Loan Credit Agreement and the repayment of the Priming Credit Agreement and the Subordinated Credit Agreement, as discussed in the Liquidity and Capital Resources section below. The Company did not incur any gain or loss on debt refinancing during the thirteen weeks ended April 30, 2022.

Interest Expense, Net

Interest expense, net, consists of interest expense on the Term Loan, Priming Loan, Subordinated Facility and ABL Facility, partially offset by interest earned on cash. Interest expense, net was $6.1 million and $4.5 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

Income Tax Provision

The income tax provision was $2.0 million for the thirteen weeks ended April 29, 2023 compared to $5.0 million for the thirteen weeks ended April 30, 2022, while our effective tax rates for the same periods were 29.9% and 25.8%, respectively. The effective tax rate during the thirteen weeks ended April 29, 2023 is higher primarily due to the impact of state and local income taxes, executive compensation limitations, and non-deductible expenses.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL facility (governed by the “ABL Credit Agreement” and, such facility the “ABL Facility”), so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of April 29, 2023, we had $27.9 million in cash and $34.2 million of total availability under our ABL Facility.

On April 5, 2023, the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for a secured term loan facility in an aggregate principal amount of $175.0 million with a maturity date of May 8, 2028. The proceeds of the Term Loan Credit Agreement, combined with a portion of the Company’s existing cash on hand, were used to fully repay the Priming Credit Agreement and the Subordinated Credit Agreement. All security interests and liens incurred in connection with the Priming Credit Agreement and Subordinated Credit Agreement have been released.

The Term Loan Credit Agreement includes customary negative covenants, including covenants limiting the ability of the Borrower to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness.

The Term Loan Credit Agreement also has certain customary representations and warranties (see Note 5, Debt to the condensed consolidated financial statements included in this Quarterly Report). As of April 29, 2023, the Company is in compliance with all covenants.

On May 10, 2023, the Company entered into Amendment No. 6 to the ABL Credit Agreement (the “ABL Amendment”).
The ABL Amendment extended the maturity date of the ABL Credit Agreement from May 8, 2024 to May 10, 2028 (or 180 days prior to the maturity date of the Company’s Term Loan Credit Agreement if the maturity date of such term loan has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement). The other terms and conditions of the ABL Credit Facility remain substantially unchanged.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$7,859	$7,168
Net cash used in investing activities	(2,925)	(750)
Net cash used in financing activities	(64,096)	(1,536)

Net Cash provided by Operating Activities

Net cash provided by operating activities increased by $0.7 million during the thirteen weeks ended April 29, 2023 compared to the thirteen weeks ended April 30, 2022. The increase was driven primarily by improved operating performance, excluding the one-time charge related to a loss on debt refinancing during the thirteen weeks ended April 29, 2023, offset by an increase in cash used for working capital of $1.7 million. The net cash used in working capital was primarily driven by accrued expenses and other current liabilities, mainly management incentives of $5.0 million, income taxes of $3.2 million, and other net expenses of $2.0 million, partially offset by lower cash outflows of $4.0 million due to decreased inventory levels and timing of payments for accounts payable of $5.1 million.

Net cash provided by operating activities during the thirteen weeks ended April 29, 2023 was $7.9 million. Key elements of cash provided by operating activities were (i) net income of $4.6 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $20.6 million, primarily driven by loss on debt refinancing and depreciation and amortization, and (iii) uses of cash totaling $17.3 million for net operating assets and liabilities.

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

Net Cash used in Investing Activities

Net cash used in investing activities during the thirteen weeks ended April 29, 2023 and April 30, 2022 was $2.9 million and $0.8 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash used in Financing Activities

Net cash used in financing activities was $64.1 million for the thirteen weeks ended April 29, 2023 compared to $1.5 million in the prior year. The change was primarily driven by the repayment of the previously existing Priming and Subordinated Credit Agreements in the current year offset by the proceeds from issuance of the Term Loan.

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

Credit Facilities

There were no short-term borrowings outstanding under the Company’s ABL Facility as of April 29, 2023 and January 28, 2023. At April 29, 2023 and January 28, 2023, the Company had outstanding letters of credit in the amount of $5.8 million and $7.0 million, respectively, and had a maximum additional borrowing capacity of $34.2 million and $30.0 million, respectively.

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

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the “2022 Annual Report”). As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our 2022 Annual Report.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our 2022 Annual Report and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the first quarter of Fiscal Year 2023. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2022 Annual Report.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of April 29, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of Fiscal Year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our 2022 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2022 Annual Report. However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

10.1

Term Loan Credit Agreement, dated as of April 5, 2023, by and among J.Jill, Inc., as holdings, Jill Acquisition LLC, as the borrower, the lenders party thereto from time to time and Jefferies Finance LLC, as administrative agent and as collateral agent. Filed on March 30, 2023 (File No. 237-80464)

10.2*

Amendment No. 1 to Term Loan Credit Agreement, dated as of May 10, 2023, among Jill Inc., Jill Acquisition LLC, the lenders party thereto and Jefferies Finance LCC as the administrative and collateral agent.

10.3*

Amendment No. 6 to ABL Credit Agreement, dated as of May 10, 2023, by and among J.Jill, Inc., Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc. the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent.

10.4*	Form of Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan.

10.5*	Form of Performance Based Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan.

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

J.Jill, Inc.

Date: June 7, 2023	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer

Date: June 7, 2023	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial Officer/Chief Operating Officer