Form 10-Q
period 2023-07-29
J.Jill, Inc.
filed 2023-08-31
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 28, 2023 the registrant had 10,602,705 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	July 29, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$48,903	$87,053
Accounts receivable	3,660	7,039
Inventories, net	45,689	50,585
Prepaid expenses and other current assets	17,920	16,143
Total current assets	116,172	160,820
Property and equipment, net	53,755	53,497
Intangible assets, net	69,717	73,188
Goodwill	59,697	59,697
Operating lease assets, net	116,979	119,118
Other assets	440	97
Total assets	$416,760	$466,417
Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$37,162	$39,306
Accrued expenses and other current liabilities	37,222	49,730
Current portion of long-term debt	8,750	3,424
Current portion of operating lease liabilities	34,995	34,527
Total current liabilities	118,129	126,987
Long-term debt, net of discount and current portion	150,296	195,517
Long-term debt, net of discount - related party	—	9,719
Deferred income taxes	11,025	10,059
Operating lease liabilities, net of current portion	117,264	123,101
Other liabilities	933	1,253
Total liabilities	397,647	466,636
Commitments and contingencies (see Note 11)
Shareholders’ Equity (Deficit)
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,602,705 and 10,165,361 shares issued and outstanding at July 29, 2023 and January 28, 2023, respectively	107	102
Additional paid-in capital	211,514	212,005
Accumulated deficit	(192,508)	(212,326)
Total shareholders’ equity (deficit)	19,113	(219)
Total liabilities and shareholders’ equity (deficit)	$416,760	$466,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$155,669	$160,343	$305,089	$317,412
Costs of goods sold (exclusive of depreciation and amortization)	44,260	47,869	86,140	95,475
Gross profit	111,409	112,474	218,949	221,937
Selling, general and administrative expenses	83,365	84,281	165,511	169,859
Operating income	28,044	28,193	53,438	52,078
Loss on debt refinancing	—	—	12,702	—
Interest expense, net	6,157	3,547	11,214	7,205
Interest expense, net - related party	—	929	1,074	1,731
Income before provision for income taxes	21,887	23,717	28,448	43,142
Income tax provision	6,665	5,912	8,630	10,922
Net income and total comprehensive income	$15,222	$17,805	$19,818	$32,220
Per share data (Note 8):
Net income per common share:
Basic	$1.08	$1.28	$1.40	$2.32
Diluted	$1.06	$1.25	$1.38	$2.27
Weighted average common shares:
Basic	14,158,837	13,930,366	14,111,124	13,902,457
Diluted	14,367,751	14,252,429	14,345,179	14,211,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 28, 2023	10,165,361	$102	$212,005	$(212,326)	$(219)
Vesting of restricted stock units	227,237	2	(2)	—	—
Surrender of shares to pay withholding taxes	(66,423)	—	(1,930)	—	(1,930)
Equity-based compensation	—	—	878	—	878
Exercise of warrants	254,627	3	(3)	—	—
Net income	—	—	—	4,596	4,596
Balance, April 29, 2023	10,580,802	$107	$210,948	$(207,730)	$3,325
Vesting of restricted stock units	39,334	—	—	—	—
Surrender of shares to pay withholding taxes	(17,431)	—	(371)	—	(371)
Equity-based compensation	—	—	937	—	937
Net income	—	—	—	15,222	15,222
Balance, July 29, 2023	10,602,705	$107	$211,514	$(192,508)	$19,113

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 29, 2022	10,001,422	$100	$209,747	$(254,501)	$(44,654)
Vesting of restricted stock units	146,852	—	—	—	—
Surrender of shares to pay withholding taxes	(48,430)	—	(821)	—	(821)
Equity-based compensation	—	—	742	—	742
Net income	—	—	—	14,415	14,415
Balance, April 30, 2022	10,099,844	$100	$209,668	$(240,086)	$(30,318)
Vesting of restricted stock units	62,090	2	(2)	—	—
Surrender of shares to pay withholding taxes	(13,430)	—	(244)	—	(244)
Equity-based compensation	—	—	976	—	976
Net income	—	—	—	17,805	17,805
Balance, July 30, 2022	10,148,504	$102	$210,398	$(222,281)	$(11,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Net Income	$19,818	$32,220
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,057	13,042
Adjustment for exited retail stores	—	(246)
Loss on disposal of fixed assets	46	163
Loss on debt refinancing	12,702	—
Noncash interest expense, net	2,191	2,609
Equity-based compensation	1,815	1,718
Deferred rent incentives	(71)	(189)
Deferred income taxes	966	—
Changes in operating assets and liabilities:
Accounts receivable	3,379	1,721
Inventories, net	4,896	1,641
Prepaid expenses and other current assets	(1,777)	(152)
Accounts payable	(2,992)	(9,937)
Accrued expenses and other current liabilities	(12,586)	(3,445)
Operating lease assets and liabilities	(3,230)	(3,696)
Other noncurrent assets and liabilities	(599)	8
Net cash provided by operating activities	35,615	35,457
Investing activities:
Purchases of property and equipment	(3,512)	(548)
Capitalized software	(3,593)	(1,613)
Net cash used in investing activities	(7,105)	(2,161)
Financing activities:
Principal repayments on Term Loan	(2,187)	—
Principal repayments on Priming Term Loan	(201,349)	(6,332)
Principal repayments on Subordinated Term Loan-related party	(21,181)	—
Proceeds from issuance of Term Loan	164,050	—
Third-party debt financing costs	(3,692)	—
Surrender of shares to pay withholding taxes	(2,301)	(1,065)
Net cash used in financing activities	(66,660)	(7,397)
Net change in cash and cash equivalents	(38,150)	25,899
Cash and cash equivalents:
Beginning of Period	87,053	35,957
End of Period	$48,903	$61,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through over 200 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 28, 2023 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended July 29, 2023 are not necessarily indicative of future results or results to be expected for Fiscal Year 2023. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2022 Annual Report.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation. On the consolidated statement of cash flows, the Company reclassified amounts for capitalized software purchases for the twenty-six weeks ended July 30, 2022 from purchases of property and equipment to a separate financial statement line item within investing activities to conform to the current presentation for the twenty-six weeks ended July 29, 2023 of capitalized software purchases.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes the direct costs of sold merchandise, which include customs, taxes, duties, commissions and inbound shipping costs, inventory shrinkage and adjustments and reserves for excess, aged and obsolete inventory. COGS does not include distribution center costs and allocations of indirect costs, such as occupancy, depreciation, amortization, or labor and benefits.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Retail	$86,110	$87,081	$168,314	$171,293
Direct	69,559	73,262	136,775	146,119
Net sales	$155,669	$160,343	$305,089	$317,412

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	July 29, 2023	January 28, 2023
Contract liabilities:
Signing bonus (1)	$12	$82
Unredeemed gift cards	5,508	7,131
Total contract liabilities	$5,520	$7,213

(1)
Signing bonus is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets as of July 29, 2023 and January 28, 2023.

The Company recognized revenue related to gift card redemptions and breakage for the thirteen and twenty-six weeks ended July 29, 2023 of approximately $2.6 million and $5.5 million, respectively, and for the thirteen and twenty-six weeks ended July 30, 2022 of approximately $2.5 million and $5.5 million, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

Performance Obligations

The Company has a remaining immaterial performance obligation for a signing bonus related to the private label credit card agreement that is being amortized to revenue evenly through the third quarter of Fiscal Year 2023.

Unredeemed gift cards require a performance obligation for revenue to be recognized, but substantially all gift cards are redeemed in the first year of issuance.

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

4. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at July 29, 2023 and January 28, 2023. The accumulated goodwill impairment losses as of July 29, 2023 are $137.3 million.

A summary of other intangible assets as of July 29, 2023 and January 28, 2023 is as follows (in thousands):

		July 29, 2023
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	95,863	2,620	35,717
Total intangible assets		$192,300	$95,863	$26,720	$69,717

		January 28, 2023
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	92,392	2,620	39,188
Total intangible assets		$192,300	$92,392	$26,720	$73,188

Total amortization expense for these amortizable intangible assets was $1.7 million and $1.9 million for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, and $3.5 million and $3.8 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.

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

During the twenty-six weeks ended July 29, 2023 and July 30, 2022, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt at July 29, 2023 and January 28, 2023 were as follows (in thousands):

	At July 29, 2023
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$172,813	$(10,325)	$(3,442)	$159,046
Less: Current portion	(8,750)	—	—	(8,750)
Net long-term debt	$164,063	$(10,325)	$(3,442)	$150,296

	At January 28, 2023
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Priming Term Loan due 2024	$201,349	$(786)	$(1,622)	$198,941
Subordinated Term Loan due 2024	20,548	—	(10,829)	9,719
Totals	221,897	(786)	(12,451)	208,660
Less: Current portion	(3,424)	—	—	(3,424)
Net long-term debt	$218,473	$(786)	$(12,451)	$205,236

Term Loan Credit Agreement

On April 5, 2023, the Company and Jill Acquisition LLC (the “Borrower”) entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent. The Term Loan Credit Agreement provides for a secured term loan facility in an aggregate principal amount of $175.0 million with a maturity date of May 8, 2028 (the “Term Loan Facility”). Loans under the Term Loan Credit Agreement bear interest at the Borrower’s election at (1) Base Rate (as defined in the Term Loan Credit Agreement) plus 7.00% or (2) Adjusted Term SOFR (as defined in the Term Loan Credit Agreement) plus 8.00%, with Adjusted Term SOFR subject to a floor rate of 1.00%.

The Term Loan Facility is to be repaid in quarterly payments of $2.2 million from July 28, 2023 to May 2, 2025, and $3.3 million from August 1, 2025 to April 28, 2028 with the balance of the Term Loan Facility due upon maturity on May 8, 2028. In conjunction with the entry into the Term Loan Credit Agreement, the Company paid $3.7 million in third-party fees related to legal, consulting, agent and other fees. Of these costs, $3.1 million were deferred and presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets as of July 29, 2023 and are amortized through the line item “Interest Expense” in the Company’s condensed consolidated statements of operations and comprehensive income over the term of the Term Loan Credit Agreement using the effective interest method. On July 28, 2023, the Company made a quarterly payment of $2.2 million.

The Borrower’s obligations under the Term Loan Credit Agreement are guaranteed by the Company and J.Jill Gift Card Solutions, Inc., a Florida corporation (“Jill Gift Card Solutions” and collectively with the Company, the “Guarantors”), and are secured by substantially all of the real and personal property of the Borrower and the Guarantors, subject to certain customary exceptions. The Term Loan Credit Agreement includes customary negative covenants for term loan agreements of this type, including covenants limiting the ability of the Borrower and the Guarantors to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness, in each case subject to customary exceptions for term loan agreements of this type. The Term Loan Credit Agreement also includes certain customary representations and warranties, affirmative covenants, certain financial covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under the Employee Retirement Income Security Act of 1974, certain final non-appealable judgments that are not covered by a reputable and solvent insurance company, certain defaults under other indebtedness, change of control and certain Title 11 proceedings.

As of July 29, 2023, the Company was in compliance with all covenants.

Priming and Subordinated Term Loans

The proceeds from the Term Loan Credit Agreement, combined with a portion of the Company’s existing cash on hand, were used to repay in full the outstanding balance of $225.4 million, inclusive of $3.6 million interest, under the Priming Term Loan Credit Agreement (the “Priming Credit Agreement”) and the Subordinated Term Loan Credit Agreement (the “Subordinated Credit Agreement”). All security interests and liens incurred in connection with the Priming Credit Agreement and Subordinated Credit Agreement have been released. The prepayment of the Priming Credit Agreement and Subordinated Credit Agreement was in accordance with the terms of such agreements.

A portion of the transaction was accounted for as a debt modification. As a result, approximately $0.4 million of deferred costs will continue to be deferred and amortized using the effective interest method through May 8, 2028, the maturity date of the Term Loan Facility. These fees are presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets. For repayment of the remaining portion of the Priming Credit Agreement and for the entirety of the Subordinated Credit Agreement, the Company recorded a loss on debt refinancing of $12.7 million of which $9.3 million relates to the Subordinated Credit Agreement, inclusive of the write-off of original issue discount, and deferred debt issuance costs and other fees, in the line item “Loss on debt refinancing” in its condensed consolidated statements of operations and comprehensive income and in the condensed consolidated statement of cash flows during the twenty-six weeks ended July 29, 2023. No debt refinancing gains or losses were recognized during the twenty-six weeks ended July 30, 2022.

The Company was in compliance with all covenants under the Priming Credit Agreement and the Subordinated Credit Agreement at the time of their repayment.

Asset-Based Revolving Credit Agreement

The Company is party to a secured $40.0 million asset-based revolving credit facility agreement (the “ABL Credit Agreement” and, such facility, the “ABL Facility”).

On May 10, 2023, the Company entered into Amendment No. 6 to the ABL Credit Agreement (the “ABL Amendment”), by and among the Company, J.Jill Gift Card Solutions, the other guarantors party thereto the other lenders party thereto, and CIT Finance LLC, as the administrative agent and collateral agent.

The ABL Amendment extended the maturity date of the ABL Credit Agreement from May 8, 2024 to May 10, 2028 (or 180 days prior to the maturity date of the Company’s Term Loan Credit Agreement if the maturity date of such Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement). The other terms and conditions of the ABL Facility remain substantially unchanged. The benchmark interest rate applicable to the loans under the ABL Facility is the forward-looking secured overnight financing rate.

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting (including with respect to liquidity), financial and other covenants. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, make advances, investments and loans or modify its organizational documents. The ABL Facility also includes certain financial maintenance covenants, including a requirement to maintain a fixed charge coverage ratio greater than or equal to 1.00:1.00 if availability under the ABL Facility is less than specified levels. As of July 29, 2023 and January 28, 2023, the Company was in compliance with all covenants.

The Company had no short-term borrowings under the Company’s ABL Facility as of July 29, 2023 and January 28, 2023. The Company’s available borrowing capacity under the ABL Facility as of July 29, 2023 and January 28, 2023 was $34.2 million and $30.0 million, respectively. At July 29, 2023 and January 28, 2023, there were outstanding letters of credit of $5.8 million and $7.0 million, respectively, which reduced the availability under the ABL Facility. As of July 29, 2023, the maximum commitment for letters of credit was $10.0 million.

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

The following table presents the carrying value and fair value hierarchy for debt as of July 29, 2023 and January 28, 2023, respectively (in thousands):

		Fair Value as of July 29, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$159,046	$—	$166,968	$—
Total financial instruments not carried at fair value	$159,046	$—	$166,968	$—

		Fair Value as of January 28, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$208,660	$—	$223,616	$—
Total financial instruments not carried at fair value	$208,660	$—	$223,616	$—

The Company’s debt instruments include the Term Loan Credit Agreement as of July 29, 2023, and the Priming Credit Agreement and Subordinated Credit Agreement as of January 28, 2023. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

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

7. Income Taxes

The Company recorded an income tax provision of $6.7 million and $5.9 million during the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. The Company recorded an income tax provision of $8.6 million and $10.9 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.

The effective tax rate for the thirteen and twenty-six weeks ended July 29, 2023 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses. The effective tax rate for the thirteen and twenty-six weeks ended July 30, 2022 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and partial release of its valuation allowance on state deferred tax assets.

As of July 29, 2023, the Company maintained a $1.4 million valuation allowance against the state deferred tax assets. The Company will continue to evaluate the positive and negative evidence available and may reduce the valuation allowance in the future if the Company’s recent profitability trends continue during the remainder of Fiscal Year 2023.

8. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator
Net income attributable to common shareholders	$15,222	$17,805	$19,818	$32,220
Denominator
Weighted average number of common shares outstanding	10,594,381	10,120,226	10,512,944	10,093,098
Assumed exercise of warrants	3,564,456	3,810,140	3,598,180	3,809,359
Weighted average common shares, basic	14,158,837	13,930,366	14,111,124	13,902,457
Dilutive effect of equity compensation awards	208,914	322,063	234,055	309,311
Weighted average common shares, diluted	14,367,751	14,252,429	14,345,179	14,211,768
Net income per common share, basic	$1.08	$1.28	$1.40	$2.32
Net income per common share, diluted	$1.06	$1.25	$1.38	$2.27

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 146,356 and 90,775 shares for the thirteen and twenty-six weeks ended July 29, 2023, respectively, and 136,096 and 148,839 shares for the thirteen and twenty-six weeks ended July 30, 2022, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

For the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, warrants issued to the Subordinated Credit Agreement holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non-substantive in relation to the fair value of the common shares to be issued upon exercise.

9. Equity-Based Compensation

In conjunction with the initial public offering (“IPO”), on March 9, 2017, the Company established the J.Jill, Inc. Omnibus Equity Incentive Plan, as amended and restated on June 1, 2023 (the “A&R Plan”) which reserves common stock for issuance upon exercise of options, or in respect of granted awards. The A&R Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the authority to determine the type, size and terms and conditions of awards to be granted and to grant such awards.

On June 29, 2023, the Company registered an additional 750,000 shares of its common stock at par value of $0.01 per share. As of July 29, 2023, the A&R Plan has 2,043,453 shares of common stock reserved for issuance to awards granted by the Committee with an aggregate of 1,117,373 shares remaining for future issuance.

During the twenty-six weeks ended July 29, 2023, the Committee approved and granted restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the A&R Plan.

Restricted Stock Units

For the twenty-six weeks ended July 29, 2023 and July 30, 2022, the Committee granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. For the twenty-six weeks ended July 29, 2023 and July 30, 2022, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the twenty-six weeks ended July 29, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 28, 2023	678,510	$11.78
Granted	88,673	$25.00
Vested	(266,571)	$12.95
Forfeited	(29,773)	$13.12
Unvested units outstanding at July 29, 2023	470,839	$13.57

As of July 29, 2023, there was $5.4 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 1.9 years. The total fair value of RSUs vested during the twenty-six weeks ended July 29, 2023 and July 30, 2022 was $3.5 million and $2.8 million, respectively.

Performance Stock Units

For the twenty-six weeks ended July 29, 2023, the Company granted PSUs, a portion of which are based on achieving an Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient provided the employee continues to provide services to the Company through January 31, 2026 (“Fiscal Year 2025”). For Adjusted EBITDA based PSUs, the number of units earned will be determined based on the achievement of the predetermined Adjusted EBITDA goals at the end of each performance period ending January 29, 2024, February 1, 2025 (“Fiscal Year 2024”), and Fiscal Year 2025, respectively, and for TSR based PSUs, the number of units earned will be determined based on the achievement of the predetermined TSR growth goal at the end of Fiscal Year 2025. The TSR is based on J Jill’s 30-trading day average beginning and closing price of the three-year performance period, assuming the reinvestment of dividends. Depending on the performance results based on Adjusted EBITDA and TSR, the actual number of shares that a grant recipient receives at the end of the vesting period may range from 0% to 200% of the Target Shares granted. PSUs are converted into shares of common stock upon vesting, under the terms of the A&R Plan.

The fair value of the PSUs granted during the twenty-six weeks ended July 29, 2023 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated on the grant date using a Monte Carlo simulation with the below noted assumptions:

Monte Carlo Simulation Assumptions
Risk Free Interest Rate	3.87%
Expected Dividend Yield	—
Expected Volatility	74.98%
Expected Term	2.84 years

The Company recognizes equity-based compensation expense related to Adjusted EBITDA goal-based PSUs based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts equity-based compensation expense related to these awards, as appropriate. For the TSR goal-based PSUs, the equity-based compensation expense is recognized on a straight-line basis over the three year performance period based on the grant-date fair value of these PSUs.

The following table summarizes the PSU awards activity for the twenty-six weeks ended July 29, 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 28, 2023	—	—
Granted	65,928	$30.50
Forfeited	(3,514)	$30.50
Unvested units outstanding at July 29, 2023	62,414	$30.50

As of July 29, 2023, there was $1.7 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.5 years.

Equity-based compensation expense for all award types of $0.9 million and $1.8 million was recorded in the Selling, general and administrative expenses in the consolidated statement of operations and comprehensive income for the thirteen and twenty-six weeks ended July 29, 2023, respectively and $1.0 million and $1.7 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively.

10. Related Party Transactions

TowerBrook Capital Partners, LP (“TowerBrook”) controls a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the New York Stock Exchange (the “NYSE”) corporate governance standards.

On September 30, 2020, the Company entered into the Subordinated Credit Agreement, with a group of lenders that includes certain affiliates of TowerBrook and the Chairman of our board of directors.

As of April 5, 2023, the Subordinated Credit Agreement was repaid in full. Refer to Note 5. Debt for additional information on repayment of the Subordinated Credit Agreement.

For the thirteen weeks ended July 29, 2023, the Company did not incur any Interest expense, net - related party associated with the Subordinated Credit Agreement. For the twenty-six weeks ended July 29, 2023, the Company incurred $1.0 million of Interest expense, net - related party associated with the Subordinated Credit Agreement in the condensed consolidated statement of operations and comprehensive income. For the thirteen and twenty-six weeks ended July 30, 2022, the Company incurred $0.9 million and $1.7 million, respectively, of Interest expense, net - related party associated with the Subordinated Credit Agreement in the condensed consolidated statement of operations and comprehensive income.

For the thirteen weeks ended July 29, 2023, the Company incurred an immaterial amount of other related party transactions.

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

All references in this Quarterly Report to “J.Jill,” “we,” “our,” “us,” “the Company” or similar terms are to J.Jill, Inc. and its subsidiaries.

Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through over 200 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations. These initiatives include our ecommerce platform and our initiative to upgrade and enhance our information systems, including ongoing initiatives to upgrade our Point of Sale systems. Although initiatives of this nature are designed to create growth in our business and continue improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operations in future periods.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating metrics, including financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and non-GAAP financial measures, including the following:

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

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus net interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment, loss on debt refinancing and other non-recurring expenses, consisting of professional fees, retention expenses and costs related to the COVID-19 pandemic. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Statements of Operations Data:
Net income	$15,222	$17,805	$19,818	$32,220
Interest expense, net	6,157	$3,547	11,214	7,205
Interest expense, net - related party	—	$929	1,074	1,731
Income tax provision	6,665	$5,912	8,630	10,922
Depreciation and amortization	5,491	$6,331	11,062	13,044
Equity-based compensation expense (a)	937	$976	1,815	1,718
Write-off of property and equipment (b)	26	$71	46	163
Loss on debt refinancing (c)	—	$—	12,702	—
Adjustment for exited retail stores (d)	—	$(3)	—	(246)
Impairment of long-lived assets (e)	45	$—	45	108
Other non-recurring items (f)	2	$4	2	4
Adjusted EBITDA	$34,545	$35,572	$66,408	$66,869
Net sales	$155,669	$160,343	$305,089	$317,412
Adjusted EBITDA margin	22.2%	22.2%	21.8%	21.1%

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

Results of Operations

Thirteen weeks ended July 29, 2023 Compared to Thirteen weeks ended July 30, 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended July 30, 2022 to the Thirteen Weeks
	July 29, 2023		July 30, 2022		Ended July 29, 2023
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$155,669	100.0%	$160,343	100.0%	$(4,674)	(2.9)%
Costs of goods sold	44,260	28.4%	47,869	29.9%	(3,609)	(7.5)%
Gross profit	111,409	71.6%	112,474	70.1%	(1,065)	(0.9)%
Selling, general and administrative expenses	83,365	53.6%	84,281	52.6%	(916)	(1.1)%
Operating income	28,044	18.0%	28,193	17.6%	(149)	(0.5)%
Interest expense, net	6,157	4.0%	3,547	2.2%	2,610	73.6%
Interest expense, net - related party	—	—	929	0.6%	(929)	(100.0)%
Income before provision for income taxes	21,887	14.1%	23,717	14.8%	(1,830)	(7.7)%
Income tax provision	6,665	4.3%	5,912	3.7%	753	12.7%
Net income	$15,222	9.8%	$17,805	11.1%	$(2,583)	(14.5)%

Net Sales

Net sales for the thirteen weeks ended July 29, 2023 decreased $4.7 million, or 2.9%, to $155.7 million from $160.3 million for the thirteen weeks ended July 30, 2022. At the end of those same periods, we operated 245 and 247 retail stores, respectively. The decrease in net sales was driven primarily by a decrease in total company comparable sales of 1.3% for the thirteen weeks ended July 29, 2023.

Our Retail channel contributed 55.3% of our net sales in the thirteen weeks ended July 29, 2023 and 54.3% in the thirteen weeks ended July 30, 2022. Our Direct channel contributed 44.7% of our net sales in the thirteen weeks ended July 29, 2023 and 45.7% in the thirteen weeks ended July 30, 2022.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended July 29, 2023 decreased $1.1 million, or 0.9%, to $111.4 million from $112.5 million for the thirteen weeks ended July 30, 2022. The gross margin for the thirteen weeks ended July 29, 2023 was 71.6% compared to 70.1% for the thirteen weeks ended July 30, 2022. The increase in gross margin for the thirteen weeks ended July 29, 2023 was driven largely by lower freight costs compared to the thirteen weeks ended July 30, 2022.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended July 29, 2023 decreased $0.9 million, or 1.1%, to $83.4 million from $84.3 million for the thirteen weeks ended July 30, 2022. The decrease is driven primarily by a $0.8 million decrease in depreciation and amortization expense compared to the thirteen weeks ended July 30, 2022.

As a percentage of net sales, SG&A expenses were 53.6% for the thirteen weeks ended July 29, 2023 compared to 52.6% for the thirteen weeks ended July 30, 2022.

Interest Expense, Net

Interest expense, net was $6.2 million and $4.5 million for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. Interest expense, net, consists of interest expense on the Term Loan Facility and ABL Facility for the thirteen weeks ended July 29, 2023 and, on the Company’s former term loan facility prior to repayment in full on May 8, 2022, Priming Credit Agreement, Subordinated Credit Agreement and ABL Facility for the thirteen weeks ended July 30, 2022, partially offset by interest earned on cash for the thirteen weeks ended July 29, 2023 and July 30, 2022.

Income Tax Provision

The income tax provision was $6.7 million for the thirteen weeks ended July 29, 2023 compared to $5.9 million for the thirteen weeks ended July 30, 2022, while our effective tax rates for the same periods were 30.5% and 24.9%, respectively. The effective tax rate during the thirteen weeks ended July 29, 2023 is higher primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses.

Twenty-six weeks ended July 29, 2023 Compared to Twenty-six weeks ended July 30, 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended July 30, 2022 to the Twenty-Six Weeks
(in thousands)	July 29, 2023		July 30, 2022		Ended July 29, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$305,089	100.0%	$317,412	100.0%	$(12,323)	(3.9)%
Costs of goods sold	86,140	28.2%	95,475	30.1%	(9,335)	(9.8)%
Gross profit	218,949	71.8%	221,937	69.9%	(2,988)	(1.3)%
Selling, general and administrative expenses	165,511	54.3%	169,859	53.5%	(4,348)	(2.6)%
Operating income	53,438	17.5%	52,078	16.4%	1,360	2.6%
Loss on debt refinancing	12,702	4.2%	—	—	12,702	100.0%
Interest expense, net	11,214	3.7%	7,205	2.3%	4,009	55.6%
Interest expense, net - related party	1,074	0.4%	1,731	0.5%	(657)	(38.0)%
Income (loss) before provision for income taxes	28,448	9.3%	43,142	13.6%	(14,694)	(34.1)%
Income tax provision	8,630	2.8%	10,922	3.4%	(2,292)	(21.0)%
Net income (loss)	$19,818	6.5%	$32,220	10.2%	$(12,402)	(38.5)%

Net Sales

Net sales for the twenty-six weeks ended July 29, 2023 decreased $12.3 million, or 3.9%, to $305.1 million from $317.4 million for the twenty-six weeks ended July 30, 2022. At the end of those same periods, we operated 245 and 247 retail stores, respectively. The decrease in net sales was driven primarily by a decrease in total company comparable sales of 2.0%.

Our Retail channel contributed 55.2% of our net sales in the twenty-six weeks ended July 29, 2023 and 54.0% in the twenty-six weeks ended July 30, 2022. Our Direct channel contributed 44.8% of our net sales in the twenty-six weeks ended July 29, 2023 and 46.0% in the twenty-six weeks ended July 30, 2022.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended July 29, 2023 decreased $3.0 million, or 1.3%, to $218.9 million from $221.9 million for the twenty-six weeks ended July 30, 2022. The gross margin for the twenty-six weeks ended July 29, 2023 was 71.8% compared to 69.9% for the twenty-six weeks ended July 30, 2022. The increase in gross margin for the twenty-six weeks ended July 29, 2023 was driven largely by lower freight costs compared to the twenty-six weeks ended July 30, 2022.

Selling, General and Administrative Expenses

SG&A expenses for the twenty-six weeks ended July 29, 2023 decreased $4.3 million, or 2.6%, to $165.5 million from $169.9 million for the twenty-six weeks ended July 30, 2022. The decrease is driven by a $2.2 million decrease in compensation and a $2.0 million decrease in depreciation and amortization expense compared to the twenty-six weeks ended July 30, 2022.

As a percentage of net sales, SG&A expenses were 54.3% for the twenty-six weeks ended July 29, 2023 compared to 53.5% for the twenty-six weeks ended July 30, 2022.

Loss on debt refinancing

During the twenty-six weeks ended July 29, 2023, the Company recognized a loss on debt refinancing of $12.7 million related to entering into a Term Loan Credit Agreement and the repayment of the Priming Credit Agreement and Subordinated Credit Agreement, as discussed in the Liquidity and Capital Resources section below. The Company did not incur any gain or loss on debt refinancing during the twenty-six weeks ended July 30, 2022.

Interest Expense, Net

Interest expense, net was $12.3 million and $8.9 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. Interest expense, net, during the twenty-six weeks ended July 29, 2023 and July 30, 2022 consists of interest expense on the Term Loan, Priming Credit Agreement and Subordinated Credit Agreement prior to refinancing on April 5, 2023, and ABL Facility, partially offset by interest earned on cash.

Income Tax Provision

The income tax provision was $8.6 million for the twenty-six weeks ended July 29, 2023 compared to $10.9 for the twenty-six weeks ended July 30, 2022, while our effective tax rates for the same periods were 30.3% and 25.3%, respectively. The effective tax rate during the twenty-six weeks ended July 29, 2023 is higher primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL facility (governed by the “ABL Credit Agreement” and, such facility the “ABL Facility”), so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of July 29, 2023, we had $48.9 million in cash and $34.2 million of total availability under our ABL Facility.

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

The Term Loan Credit Agreement also has certain customary representations and warranties (see Note 5. Debt to the condensed consolidated financial statements included in this Quarterly Report). As of July 29, 2023, the Company is in compliance with all covenants.

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

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$35,615	$35,457
Net cash used in investing activities	(7,105)	(2,161)
Net cash used in financing activities	(66,660)	(7,397)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $0.2 million during the twenty-six weeks ended July 29, 2023 compared to the twenty-six weeks ended July 30, 2022. The increase was driven primarily by improved operating performance, excluding the one-time charge related to a loss on debt refinancing during the twenty-six weeks ended July 29, 2023, and a decrease in cash used for working capital of $1.0 million. The net cash provided by working capital was primarily driven by lower cash outflows of $6.9 million due to timing of payments for accounts payable, $3.3 million due to decreased inventory levels offset by accrued expenses and other current liabilities, mainly management incentives of $6.5 million, and other net expenses of $3.5 million.

Net cash provided by operating activities during the twenty-six weeks ended July 29, 2023 was $35.6 million. Key elements of cash provided by operating activities were (i) net income of $19.8 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $28.7 million, primarily driven by loss on debt refinancing and depreciation and amortization, and (iii) uses of cash totaling $12.9 million for net operating assets and liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the twenty-six weeks ended July 29, 2023 and July 30, 2022 was $7.1 million and $2.2 million, representing purchases of property and equipment related investments in stores and information systems.

Net Cash Used in Financing Activities

Net cash used in financing activities was $66.7 million for the twenty-six weeks ended July 29, 2023 compared to $7.4 million for the twenty-six weeks ended July 30, 2022. The change was primarily driven by the repayment of the previously existing Priming and Subordinated Credit Agreements for the twenty-six weeks ended July 29, 2023 offset by the proceeds from issuance of the Term Loan.

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

Credit Facilities

There were no short-term borrowings outstanding under the Company’s ABL Facility as of July 29, 2023 and January 28, 2023. At July 29, 2023 and January 28, 2023, the Company had outstanding letters of credit in the amount of $5.8 million and $7.0 million, respectively, and had a maximum additional borrowing capacity of $34.2 million and $30.0 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the second quarter of Fiscal Year 2023. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2022 Annual Report.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of July 29, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of Fiscal Year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings as of July 29, 2023, refer to Note 11. Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

J.Jill, Inc.

Date: August 31, 2023	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer, President and Director

Date: August 31, 2023	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer