Form 10-Q
period 2023-10-28
J.Jill, Inc.
filed 2023-12-05
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None

As of December 1, 2023 the registrant had 10,602,705 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	October 28, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$64,115	$87,053
Accounts receivable	6,210	7,039
Inventories, net	56,652	50,585
Prepaid expenses and other current assets	16,629	16,143
Total current assets	143,606	160,820
Property and equipment, net	53,883	53,497
Intangible assets, net	67,981	73,188
Goodwill	59,697	59,697
Operating lease assets, net	112,389	119,118
Other assets	492	97
Total assets	$438,048	$466,417
Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$48,981	$39,306
Accrued expenses and other current liabilities	42,858	49,730
Current portion of long-term debt	8,750	3,424
Current portion of operating lease liabilities	35,415	34,527
Total current liabilities	136,004	126,987
Long-term debt, net of discount and current portion	148,731	195,517
Long-term debt, net of discount - related party	—	9,719
Deferred income taxes	10,738	10,059
Operating lease liabilities, net of current portion	110,008	123,101
Other liabilities	909	1,253
Total liabilities	406,390	466,636
Commitments and contingencies (see Note 11)
Shareholders’ Equity (Deficit)
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,603,506 and 10,165,361 shares issued and outstanding at October 28, 2023 and January 28, 2023, respectively	107	102
Additional paid-in capital	212,443	212,005
Accumulated deficit	(180,892)	(212,326)
Total shareholders’ equity (deficit)	31,658	(219)
Total liabilities and shareholders’ equity (deficit)	$438,048	$466,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$150,125	$150,204	$455,214	$467,616
Costs of goods sold (exclusive of depreciation and amortization)	42,283	45,181	128,423	140,656
Gross profit	107,842	105,023	326,791	326,960
Selling, general and administrative expenses	85,694	84,873	251,161	254,624
Impairment of long-lived assets	21	1,300	66	1,408
Operating income	22,127	18,850	75,564	70,928
Loss on debt refinancing	—	—	12,702	—
Interest expense, net	5,794	4,348	17,008	11,553
Interest expense, net - related party	—	1,092	1,074	2,823
Income before provision for income taxes	16,333	13,410	44,780	56,552
Income tax provision	4,717	4,491	13,346	15,413
Net income and total comprehensive income	$11,616	$8,919	$31,434	$41,139
Per share data (Note 8):
Net income per common share:
Basic	$0.82	$0.64	$2.22	$2.95
Diluted	$0.80	$0.62	$2.19	$2.89
Weighted average common shares:
Basic	14,169,955	13,962,467	14,130,734	13,922,460
Diluted	14,448,228	14,297,925	14,379,529	14,240,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 28, 2023	10,165,361	$102	$212,005	$(212,326)	$(219)
Vesting of restricted stock units	227,237	2	(2)	—	—
Surrender of shares to pay withholding taxes	(66,423)	—	(1,930)	—	(1,930)
Equity-based compensation	—	—	878	—	878
Exercise of warrants	254,627	3	(3)	—	—
Net income	—	—	—	4,596	4,596
Balance, April 29, 2023	10,580,802	$107	$210,948	$(207,730)	$3,325
Vesting of restricted stock units	39,334	—	—	—	—
Surrender of shares to pay withholding taxes	(17,431)	—	(371)	—	(371)
Equity-based compensation	—	—	937	—	937
Net income	—	—	—	15,222	15,222
Balance, July 29, 2023	10,602,705	$107	$211,514	$(192,508)	$19,113
Vesting of restricted stock units	1,293	—	—	—	—
Surrender of shares to pay withholding taxes	(492)	—	(13)	—	(13)
Equity-based compensation	—	—	942	—	942
Net income	—	—	—	11,616	11,616
Balance, October 28, 2023	10,603,506	$107	$212,443	$(180,892)	$31,658

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 29, 2022	10,001,422	$100	$209,747	$(254,501)	$(44,654)
Vesting of restricted stock units	146,852	—	—	—	—
Surrender of shares to pay withholding taxes	(48,430)	—	(821)	—	(821)
Equity-based compensation	—	—	742	—	742
Net income	—	—	—	14,415	14,415
Balance, April 30, 2022	10,099,844	$100	$209,668	$(240,086)	$(30,318)
Vesting of restricted stock units	62,090	2	(2)	—	—
Surrender of shares to pay withholding taxes	(13,430)	—	(244)	—	(244)
Equity-based compensation	—	—	976	—	976
Net income	—	—	—	17,805	17,805
Balance, July 30, 2022	10,148,504	$102	$210,398	$(222,281)	$(11,781)
Vesting of restricted stock units	4,863	—	—	—	—
Surrender of shares to pay withholding taxes	(1,429)	—	(27)	—	(27)
Equity-based compensation	—	—	897	—	897
Net income	—	—	—	8,919	8,919
Balance, October 29, 2022	10,151,938	$102	$211,268	$(213,362)	$(1,992)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Net Income	$31,434	$41,139
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,847	19,445
Impairment of long-lived assets	66	1,408
Adjustment for exited retail stores	(632)	(246)
Loss on disposal of fixed assets	65	231
Loss on debt refinancing	12,702	—
Noncash interest expense, net	2,826	4,138
Equity-based compensation	2,757	2,615
Deferred rent incentives	(116)	(539)
Deferred income taxes	679	(472)
Changes in operating assets and liabilities:
Accounts receivable	829	(2,168)
Inventories, net	(6,067)	(4,105)
Prepaid expenses and other current assets	(486)	(1,034)
Accounts payable	9,453	(2,767)
Accrued expenses and other current liabilities	(8,183)	14,336
Operating lease assets and liabilities	(4,844)	(5,360)
Other noncurrent assets and liabilities	(648)	99
Net cash provided by operating activities	56,682	66,720
Investing activities:
Purchases of property and equipment	(5,822)	(2,467)
Capitalized software	(4,938)	(2,706)
Net cash used in investing activities	(10,760)	(5,173)
Financing activities:
Principal repayments on Term Loan	(4,374)	—
Principal repayments on Priming Term Loan	(201,349)	(6,332)
Principal repayments on Subordinated Term Loan-related party	(21,181)	—
Proceeds from issuance of Term Loan	164,050	—
Third-party debt financing costs	(3,692)	—
Surrender of shares to pay withholding taxes	(2,314)	(1,092)
Net cash used in financing activities	(68,860)	(7,424)
Net change in cash and cash equivalents	(22,938)	54,123
Cash and cash equivalents:
Beginning of Period	87,053	35,957
End of Period	$64,115	$90,080

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

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 28, 2023 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and thirty-nine weeks ended October 28, 2023 are not necessarily indicative of future results or results to be expected for Fiscal Year 2023. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2022 Annual Report.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation. On the consolidated statement of cash flows, the Company reclassified amounts for capitalized software purchases for the thirty-nine weeks ended October 29, 2022 from purchases of property and equipment to a separate financial statement line item within investing activities to conform to the current presentation for the thirty-nine weeks ended October 28, 2023 of capitalized software purchases.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and operations at the headquarters, including utilities, depreciation and amortization. These expenses also consist of marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, professional services and other administrative costs.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative”. This ASU amends the FASB Accounting Standards Codification in response to the SEC's disclosure update and simplification initiative. This guidance will be applied prospectively with effective date for each amendment to be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is assessing what impact this guidance will have on the Company's condensed consolidated financial statements.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Retail	$82,051	$81,800	$250,365	$253,093
Direct	68,074	68,404	204,849	214,523
Net sales	$150,125	$150,204	$455,214	$467,616

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	October 28, 2023	January 28, 2023
Contract liabilities:
Signing bonus (1)	—	$82
Unredeemed gift cards	5,184	7,131
Total contract liabilities	$5,184	$7,213

(1) Signing bonus is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets as of January 28, 2023.

The Company recognized revenue related to gift card redemptions and breakage for the thirteen and thirty-nine weeks ended October 28, 2023 of approximately $2.0 million and $7.5 million, respectively, and for the thirteen and thirty-nine weeks ended October 29, 2022 of approximately $1.8 million and $7.3 million, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

Performance Obligations

As of August 2023, the remaining, immaterial balance of the performance obligation for the signing bonus related to the private label credit card agreement was fully amortized.

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

4. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at October 28, 2023 and January 28, 2023. The accumulated goodwill impairment losses as of October 28, 2023 are $137.3 million.

A summary of other intangible assets as of October 28, 2023 and January 28, 2023 is as follows (in thousands):

		October 28, 2023
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	97,599	2,620	33,981
Total intangible assets		$192,300	$97,599	$26,720	$67,981

		January 28, 2023
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	92,392	2,620	39,188
Total intangible assets		$192,300	$92,392	$26,720	$73,188

Total amortization expense for these amortizable intangible assets was $1.7 million and $1.9 million for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively, and $5.2 million and $5.6 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.

Impairment Tests

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

During the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt at October 28, 2023 and January 28, 2023 were as follows (in thousands):

	At October 28, 2023
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$170,625	$(9,858)	$(3,286)	$157,481
Less: Current portion	(8,750)	—	—	(8,750)
Net long-term debt	$161,875	$(9,858)	$(3,286)	$148,731

	At January 28, 2023
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Priming Term Loan due 2024	$201,349	$(786)	$(1,622)	$198,941
Subordinated Term Loan due 2024	20,548	—	(10,829)	9,719
Totals	221,897	(786)	(12,451)	208,660
Less: Current portion	(3,424)	—	—	(3,424)
Net long-term debt	$218,473	$(786)	$(12,451)	$205,236

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

The Term Loan Facility is to be repaid in quarterly payments of $2.2 million from July 28, 2023 to May 2, 2025, and $3.3 million from August 1, 2025 to April 28, 2028 with the balance of the Term Loan Facility due upon maturity on May 8, 2028. In conjunction with the entry into the Term Loan Credit Agreement, the Company paid $3.7 million in third-party fees related to legal, consulting, agent and other fees. Of these costs, $3.1 million were deferred and presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets as of October 28, 2023 and are amortized through the line item “Interest Expense” in the Company’s condensed consolidated statements of operations and comprehensive income over the term of the Term Loan Credit Agreement using the effective interest method. On October 27, 2023, the Company made a quarterly payment of $2.2 million in accordance with the Term Loan Credit Agreement.

The Borrower’s obligations under the Term Loan Credit Agreement are guaranteed by the Company and J.Jill Gift Card Solutions, Inc., a Florida corporation (“Jill Gift Card Solutions” and collectively with the Company, the “Guarantors”), and are secured by substantially all of the real and personal property of the Borrower and the Guarantors, subject to certain customary exceptions. The Term Loan Credit Agreement includes customary negative covenants for term loan agreements of this type, including covenants limiting the ability of the Borrower and the Guarantors to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness, in each case subject to customary exceptions for term loan agreements of this type. The Term Loan Credit Agreement also includes certain customary representations and warranties, affirmative covenants, certain financial covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under the Employee Retirement Income Security Act of 1974 ("ERISA"), certain final non-appealable judgments that are not covered by a reputable and solvent insurance company, certain defaults under other indebtedness, change of control and certain Title 11 proceedings.

As of October 28, 2023, the Company was in compliance with all covenants.

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

A portion of the transaction was accounted for as a debt modification. As a result, approximately $0.4 million of deferred costs will continue to be deferred and amortized using the effective interest method through May 8, 2028, the maturity date of the Term Loan Facility. These fees are presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets. For repayment of the remaining portion of the Priming Credit Agreement and for the entirety of the Subordinated Credit Agreement, the Company recorded a loss on debt refinancing of $12.7 million of which $9.3 million relates to the Subordinated Credit Agreement, inclusive of the write-off of original issue discount, and deferred debt issuance costs and other fees, in the line item “Loss on debt refinancing” in its condensed consolidated statements of operations and comprehensive income and in the condensed consolidated statement of cash flows during the thirty-nine weeks ended October 28, 2023. No debt refinancing gains or losses were recognized during the thirty-nine weeks ended October 29, 2022.

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

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting (including with respect to liquidity), financial and other covenants. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, make advances, investments and loans or modify its organizational documents. The ABL Facility also includes certain financial maintenance covenants, including a requirement to maintain a fixed charge coverage ratio greater than or equal to 1.00:1.00 if availability under the ABL Facility is less than specified levels. As of October 28, 2023 and January 28, 2023, the Company was in compliance with all covenants.

The Company had no short-term borrowings under the Company’s ABL Facility as of October 28, 2023 and January 28, 2023. The Company’s available borrowing capacity under the ABL Facility as of October 28, 2023 and January 28, 2023 was $34.2 million and $30.0 million, respectively. At October 28, 2023 and January 28, 2023, there were outstanding letters of credit of $5.8 million and $7.0 million, respectively, which reduced the availability under the ABL Facility. As of October 28, 2023, the maximum commitment for letters of credit was $10.0 million.

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

The following table presents the carrying value and fair value hierarchy for debt as of October 28, 2023 and January 28, 2023, respectively (in thousands):

		Fair Value as of October 28, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$157,481	$—	$163,030	$—
Total financial instruments not carried at fair value	$157,481	$—	$163,030	$—

		Fair Value as of January 28, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$208,660	$—	$223,616	$—
Total financial instruments not carried at fair value	$208,660	$—	$223,616	$—

The Company’s debt instruments include the Term Loan Credit Agreement as of October 28, 2023, and the Priming Credit Agreement and Subordinated Credit Agreement as of January 28, 2023. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

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

7. Income Taxes

The Company recorded an income tax provision of $4.7 million and $4.5 million during the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively. The Company recorded an income tax provision of $13.3 million and $15.4 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.

The effective tax rate for the thirteen and thirty-nine weeks ended October 28, 2023 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses. The effective tax rate for the thirteen and thirty-nine weeks ended October 29, 2022 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, return to provision adjustments and partial release of its valuation allowance on state deferred tax assets.

As of October 28, 2023, the Company maintained a $1.3 million valuation allowance against the state deferred tax assets. The Company will continue to evaluate the positive and negative evidence available and may reduce the valuation allowance in the future if the Company’s recent profitability trends continue during the remainder of Fiscal Year 2023.

8. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator
Net income attributable to common shareholders	$11,616	$8,919	$31,434	$41,139
Denominator
Weighted average number of common shares outstanding	10,605,208	10,152,538	10,543,699	10,112,911
Assumed exercise of warrants	3,564,747	3,809,929	3,587,035	3,809,549
Weighted average common shares, basic	14,169,955	13,962,467	14,130,734	13,922,460
Dilutive effect of equity compensation awards	278,273	335,458	248,795	318,026
Weighted average common shares, diluted	14,448,228	14,297,925	14,379,529	14,240,486
Net income per common share, basic	$0.82	$0.64	$2.22	$2.95
Net income per common share, diluted	$0.80	$0.62	$2.19	$2.89

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 35,195 and 72,248 shares for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, and 110,982 and 136,546 shares for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

For the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, warrants issued to the Subordinated Credit Agreement holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non-substantive in relation to the fair value of the common shares to be issued upon exercise.

9. Equity-Based Compensation

In conjunction with the initial public offering (“IPO”), on March 9, 2017, the Company established the J.Jill, Inc. Omnibus Equity Incentive Plan, as amended and restated on June 1, 2023 (the “A&R Plan”), which reserves common stock for issuance upon exercise of options, or in respect of granted awards. The A&R Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the authority to determine the type, size and terms and conditions of awards to be granted and to grant such awards.

On June 29, 2023, the Company registered an additional 750,000 shares of its common stock at par value of $0.01 per share. As of October 28, 2023, the A&R Plan has 2,043,453 shares of common stock reserved for issuance to awards granted by the Committee with an aggregate of 1,118,111 shares remaining for future issuance.

During the thirty-nine weeks ended October 28, 2023, the Committee approved and granted restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the A&R Plan.

Restricted Stock Units

For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the Committee granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the thirty-nine weeks ended October 28, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 28, 2023	678,510	$11.78
Granted	88,673	$25.00
Vested	(267,864)	$12.97
Forfeited	(30,019)	$13.03
Unvested units outstanding at October 28, 2023	469,300	$13.57

As of October 28, 2023, there was $4.6 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 2.4 years. The total fair value of RSUs vested during the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was $3.5 million and $2.9 million, respectively.

Performance Stock Units

For the thirty-nine weeks ended October 28, 2023, the Company granted PSUs, a portion of which are based on achieving an Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

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

The fair value of the PSUs granted during the thirty-nine weeks ended October 28, 2023 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated on the grant date using a Monte Carlo simulation with the below noted assumptions:

Monte Carlo Simulation Assumptions
Risk Free Interest Rate	3.87%
Expected Dividend Yield	—
Expected Volatility	74.98%
Expected Term	2.84 years

The Company recognizes equity-based compensation expense related to Adjusted EBITDA goal-based PSUs based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts equity-based compensation expense related to these awards, as appropriate. For the TSR goal-based PSUs, the equity-based compensation expense is recognized on a straight-line basis over the three-year performance period based on the grant-date fair value of these PSUs.

The following table summarizes the PSU awards activity for the thirty-nine weeks ended October 28, 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 28, 2023	—	—
Granted	65,928	$30.50
Forfeited	(3,514)	$30.50
Unvested units outstanding at October 28, 2023	62,414	$30.50

As of October 28, 2023, there was $1.6 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.3 years.

Equity-based compensation expense for all award types of $0.9 million and $2.8 million was recorded in the Selling, general and administrative expenses in the consolidated statement of operations and comprehensive income for the thirteen and thirty-nine weeks ended October 28, 2023, respectively and $0.9 million and $2.6 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively.

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

For the thirteen weeks ended October 28, 2023, the Company did not incur any Interest expense, net - related party associated with the Subordinated Credit Agreement. For the thirty-nine weeks ended October 28, 2023, the Company incurred $1.1 million of Interest expense, net - related party associated with the Subordinated Credit Agreement in the condensed consolidated statement of operations and comprehensive income. For the thirteen and thirty-nine weeks ended October 29, 2022, the Company incurred $1.1 million and $2.8 million, respectively, of Interest expense, net - related party associated with the Subordinated Credit Agreement in the condensed consolidated statement of operations and comprehensive income.

For the thirteen weeks ended October 28, 2023, the Company incurred an immaterial amount of other related party transactions.

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

Factors Affecting Our Operating Results

Various factors are expected to continue to affect our results of operations going forward, including the following:

Overall Economic Trends. Consumer purchases of clothing and other merchandise generally decline during recessionary periods and other periods when disposable income is adversely affected, and consequently our results of operations may be affected by general economic conditions. For example, reduced consumer confidence, lower availability, inflationary pressures and higher cost of consumer credit may reduce demand for our merchandise and may limit our ability to increase or sustain prices. The growth rate of the market could be affected by macroeconomic conditions in the United States. Additionally, the occurrence or reoccurrence of any significant pandemic, regional conflicts, or other geopolitical disruptions could impact our sales and business operations.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations. These initiatives include our ecommerce platform and our initiative to upgrade and enhance our information systems, including the upgrade of our order management system and the completion of the rollout of our new Point of Sale ("POS") systems. Although initiatives of this nature are designed to create growth in our business and continue improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operations in future periods.

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

Total company comparable sales include net sales generated from our retail stores that have been open for more than 52 weeks and from our Direct channel. This measure highlights the performance of existing stores open during the period, while excluding the impact of new store openings and closures. When a store in the total company comparable store base is temporarily closed for four or more days within a fiscal week, the store is excluded from the comparable store base; if it is temporarily closed for three or fewer days within a fiscal week, the store is included within the comparable store base. Certain of our competitors and other retailers may calculate total company comparable sales differently than we do. As a result, the reporting of our total company comparable sales may not be comparable to sales data made available by other companies.

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

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus net interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense, asset impairments, write-off of property and equipment, loss on debt refinancing, adjustments for exited retail stores, and other non-recurring items, consisting of professional fees, retention expenses and costs related to the COVID-19 pandemic. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Statements of Operations Data:
Net income	$11,616	$8,919	$31,434	$41,139
Interest expense, net	5,794	$4,348	17,008	11,553
Interest expense, net - related party	—	$1,092	1,074	2,823
Income tax provision	4,717	$4,491	13,346	15,413
Depreciation and amortization	5,792	$6,406	16,854	19,450
Equity-based compensation expense (a)	942	$897	2,757	2,615
Write-off of property and equipment (b)	19	$68	65	231
Loss on debt refinancing (c)	—	$—	12,702	—
Adjustment for exited retail stores (d)	(632)	$—	(632)	(246)
Impairment of long-lived assets (e)	21	$1,300	66	1,408
Other non-recurring items (f)	—	$2	2	6
Adjusted EBITDA	$28,269	$27,523	$94,676	$94,392
Net sales	$150,125	$150,204	$455,214	$467,616
Adjusted EBITDA margin	18.8%	18.3%	20.8%	20.2%

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

Results of Operations

Thirteen weeks ended October 28, 2023 Compared to Thirteen weeks ended October 29, 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended October 29, 2022 to the Thirteen Weeks
	October 28, 2023		October 29, 2022		Ended October 28, 2023
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$150,125	100.0%	$150,204	100.0%	$(79)	(0.1)%
Costs of goods sold	42,283	28.2%	45,181	30.1%	(2,898)	(6.4)%
Gross profit	107,842	71.8%	105,023	69.9%	2,819	2.7%
Selling, general and administrative expenses	85,694	57.1%	84,873	56.5%	821	1.0%
Impairment of long-lived assets	21	—	1,300	0.9%	(1,279)	(98.4)%
Operating income	22,127	14.7%	18,850	12.5%	3,277	17.4%
Interest expense, net	5,794	3.9%	4,348	2.9%	1,446	33.3%
Interest expense, net - related party	—	—	1,092	0.7%	(1,092)	(100.0)%
Income before provision for income taxes	16,333	10.9%	13,410	8.9%	2,923	21.8%
Income tax provision	4,717	3.1%	4,491	3.0%	226	5.0%
Net income	$11,616	7.7%	$8,919	5.9%	$2,697	30.2%

Net Sales

Net sales for the thirteen weeks ended October 28, 2023 decreased $0.1 million, or 0.1%, to $150.1 million from $150.2 million for the thirteen weeks ended October 29, 2022. At the end of those same periods, we operated 245 and 247 retail stores, respectively. The decrease in net sales was driven primarily by higher estimated returns offset by an increase in total company comparable sales of 1.9% for the thirteen weeks ended October 28, 2023.

Our Retail channel contributed 54.7% of our net sales in the thirteen weeks ended October 28, 2023 and 54.5% in the thirteen weeks ended October 29, 2022. Our Direct channel contributed 45.3% of our net sales in the thirteen weeks ended October 28, 2023 and 45.5% in the thirteen weeks ended October 29, 2022.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended October 28, 2023 increased $2.8 million, or 2.7%, to $107.8 million from $105.0 million for the thirteen weeks ended October 29, 2022. The gross margin for the thirteen weeks ended October 28, 2023 was 71.8% compared to 69.9% for the thirteen weeks ended October 29, 2022. The increase in gross profit and gross margin for the thirteen weeks ended October 28, 2023 was driven largely by favorability from freight, lower average product cost, the mix of full price selling and lower promotions, compared to the thirteen weeks ended October 29, 2022.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended October 28, 2023 increased $0.8 million, or 1.0%, to $85.7 million from $84.9 million for the thirteen weeks ended October 29, 2022. The increase is driven primarily by a $0.8 million increase in Compensation and Benefits expense compared to the thirteen weeks ended October 29, 2022.

As a percentage of net sales, SG&A expenses were 57.1% for the thirteen weeks ended October 28, 2023 compared to 56.5% for the thirteen weeks ended October 29, 2022.

Interest Expense, Net

Interest expense, net was $5.8 million and $5.4 million for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively. The increase was due to a higher interest rate offset by a lower principal balance for the thirteen weeks ended October 28, 2023. Interest expense, net, consists of interest expense on the Term Loan Facility and ABL Facility for the thirteen weeks ended October 28, 2023 and, on the Company’s former term loan facility prior to repayment in full on May 8, 2022, Priming Credit Agreement, Subordinated Credit Agreement and ABL Facility for the thirteen weeks ended October 29, 2022, partially offset by interest earned on cash for the thirteen weeks ended October 28, 2023 and October 29, 2022.

Income Tax Provision

The income tax provision was $4.7 million for the thirteen weeks ended October 28, 2023 compared to $4.5 million for the thirteen weeks ended October 29, 2022, while our effective tax rates for the same periods were 28.9% and 33.5%, respectively. The effective tax rate during the thirteen weeks ended October 28, 2023 is lower primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses.

Thirty-Nine weeks ended October 28, 2023 Compared to Thirty-Nine weeks ended October 29, 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirty-Nine Weeks Ended				Change from the Thirty-Nine Weeks Ended October 29, 2022 to the Thirty-Nine Weeks
(in thousands)	October 28, 2023		October 29, 2022		Ended October 28, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$455,214	100.0%	$467,616	100.0%	$(12,402)	(2.7)%
Costs of goods sold	128,423	28.2%	140,656	30.1%	(12,233)	(8.7)%
Gross profit	326,791	71.8%	326,960	69.9%	(169)	(0.1)%
Selling, general and administrative expenses	251,161	55.2%	254,624	54.5%	(3,463)	(1.4)%
Impairment of long-lived assets	66	0.0%	1,408	0.3%	(1,342)	(95.3)%
Operating income	75,564	16.6%	70,928	15.2%	4,636	6.5%
Loss on debt refinancing	12,702	2.8%	—	0.0%	12,702	100.0%
Interest expense, net	17,008	3.7%	11,553	2.5%	5,455	47.2%
Interest expense, net - related party	1,074	0.2%	2,823	0.6%	(1,749)	(62.0)%
Income before provision for income taxes	44,780	9.8%	56,552	12.1%	(11,772)	(20.8)%
Income tax provision	13,346	2.9%	15,413	3.3%	(2,067)	(13.4)%
Net income	$31,434	6.9%	$41,139	8.8%	$(9,705)	(23.6)%

Net Sales

Net sales for the thirty-nine weeks ended October 28, 2023 decreased $12.4 million, or 2.7%, to $455.2 million from $467.6 million for the thirty-nine weeks ended October 29, 2022. At the end of those same periods, we operated 245 and 247 retail stores, respectively. The decrease in net sales was driven primarily by a decrease in total company comparable sales of 0.7% and higher estimated returns for the thirty-nine weeks ended October 28, 2023.

Our Retail channel contributed 55.0% of our net sales in the thirty-nine weeks ended October 28, 2023 and 54.1% in the thirty-nine weeks ended October 29, 2022. Our Direct channel contributed 45.0% of our net sales in the thirty-nine weeks ended October 28, 2023 and 45.9% in the thirty-nine weeks ended October 29, 2022.

Gross Profit and Costs of Goods Sold

Gross profit for the thirty-nine weeks ended October 28, 2023 decreased $0.2 million, or 0.1%, to $326.8 million from $327.0 million for the thirty-nine weeks ended October 29, 2022. The gross margin for the thirty-nine weeks ended October 28, 2023 was 71.8% compared to 69.9% for the thirty-nine weeks ended October 29, 2022. The increase in gross margin for the thirty-nine weeks ended October 28, 2023 was driven largely by lower freight costs compared to the thirty-nine weeks ended October 29, 2022.

Selling, General and Administrative Expenses

SG&A expenses for the thirty-nine weeks ended October 28, 2023 decreased $3.5 million, or 1.4%, to $251.2 million from $254.6 million for the thirty-nine weeks ended October 29, 2022. The decrease is driven by a $2.6 million decrease in depreciation and amortization expense and a $1.4 million decrease in compensation expense compared to the thirty-nine weeks ended October 29, 2022.

As a percentage of net sales, SG&A expenses were 55.2% for the thirty-nine weeks ended October 28, 2023 compared to 54.5% for the thirty-nine weeks ended October 29, 2022.

Loss on debt refinancing

During the thirty-nine weeks ended October 28, 2023, the Company recognized a loss on debt refinancing of $12.7 million related to entering into a Term Loan Credit Agreement and the repayment of the Priming Credit Agreement and Subordinated Credit Agreement, as discussed in the Liquidity and Capital Resources section below. The Company did not incur any gain or loss on debt refinancing during the thirty-nine weeks ended October 29, 2022.

Interest Expense, Net

Interest expense, net was $18.1 million and $14.4 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively. The increase was due to a higher interest rate offset by a lower principal balance for the thirty-nine weeks ended October 28, 2023. Interest expense, net, during the thirty-nine weeks ended October 28, 2023 and October 29, 2022 consists of interest expense on the Term Loan, Priming Credit Agreement and Subordinated Credit Agreement prior to refinancing on April 5, 2023, and ABL Facility, partially offset by interest earned on cash.

Income Tax Provision

The income tax provision was $13.3 million for the thirty-nine weeks ended October 28, 2023 compared to $15.4 for the thirty-nine weeks ended October 29, 2022, while our effective tax rates for the same periods were 29.8% and 27.3%, respectively. The effective tax rate during the thirty-nine weeks ended October 28, 2023 is lower primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash generated from operating activities and availability under our ABL facility (governed by the “ABL Credit Agreement” and, such facility the “ABL Facility”), so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of October 28, 2023, we had $64.1 million in cash and $34.2 million of total availability under our ABL Facility. In addition, through our shelf registration statement on file with the SEC, depending on conditions prevailing in the public capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

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

The Term Loan Credit Agreement also has certain customary representations and warranties (see Note 5. Debt to the condensed consolidated financial statements included in this Quarterly Report). As of October 28, 2023, the Company is in compliance with all covenants.

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

We believe our cash and cash equivalents balance, along with our future cash flows from operations, capacity for borrowings under the ABL Facility and access to credit and capital markets, provide sufficient liquidity to meet the needs of our business operations and to satisfy our projected cash requirements for the next 12 months and the foreseeable future.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$56,682	$66,720
Net cash used in investing activities	(10,760)	(5,173)
Net cash used in financing activities	(68,860)	(7,424)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $10.0 million during the thirty-nine weeks ended October 28, 2023 compared to the thirty-nine weeks ended October 29, 2022. The decrease was driven primarily by net cash used by working capital of $8.9 million. The decrease was driven primarily by lower accrued expenses of $22.5 million and higher payments for inventory of $2.0 million, offset by a change in accounts payable of $12.2 million due to timing of payments and lower accounts receivable of $3.0 million.

Net cash provided by operating activities during the thirty-nine weeks ended October 28, 2023 was $56.7 million. Key elements of cash provided by operating activities were (i) net income of $31.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $35.2 million, primarily driven by loss on debt refinancing and depreciation and amortization, and (iii) uses of cash totaling $9.9 million for net operating assets and liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was $10.8 million and $5.2 million, respectively, representing purchases of property, equipment, software and technology-related investments, including the new POS system.

Net Cash Used in Financing Activities

Net cash used in financing activities was $68.9 million for the thirty-nine weeks ended October 28, 2023 compared to $7.4 million for the thirty-nine weeks ended October 29, 2022. The change was primarily driven by the repayment of the previously existing Priming and Subordinated Credit Agreements for the thirty-nine weeks ended October 28, 2023 offset by the proceeds from issuance of the Term Loan.

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

Credit Facilities

There were no short-term borrowings outstanding under the Company’s ABL Facility as of October 28, 2023 and January 28, 2023. At October 28, 2023 and January 28, 2023, the Company had outstanding letters of credit in the amount of $5.8 million and $7.0 million, respectively, and had a maximum additional borrowing capacity of $34.2 million and $30.0 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the third quarter of Fiscal Year 2023. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2022 Annual Report.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer concluded as of October 28, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of Fiscal Year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings as of October 28, 2023, refer to Note 11. Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 0001-38026))

3.2	Certificate of Amendment to the Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed on November 9, 2020 (File No. 001-38026)).

3.3	Bylaws of J.Jill, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.1†	Amendment No. 1 Executive Employment Agreement effective February 15, 2024

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

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.Jill, Inc.

Date: December 5, 2023	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer, President and Director

Date: December 5, 2023	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer