Form 10-K
period 2024-02-03
J.Jill, Inc.
filed 2024-04-04
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of July 28, 2023, was $107,894,925.

The number of shares of registrant’s Common Stock outstanding as of March 28, 2024 was 10,673,421.

Documents Incorporated by Reference

Portions of Part II and Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

Auditor Firm ID:	248	Auditor Name:	Grant Thornton LLP	Auditor Location:	Southfield, Michigan

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

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to risks, uncertainties and factors set forth in this Annual Report, including those set forth under “Item 1A. Risk Factors.”

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

Risks Related to Our Business, Industry and Strategy

•
our ability to adapt to changes in consumer spending and general economic conditions;
•
disruptions in the economy, including pandemics or other public health crises, and adverse changes in economic and market conditions related to such pandemics or other health crises;
•
our ability to identify and respond to new and changing customer preferences;
•
our ability to maintain and enhance a strong brand image and gain market share;
•
our ability to acquire new customers in a cost-effective manner;
•
our ability to compete effectively in an environment of intense competition;
•
our ability to successfully optimize our omnichannel operations and maintain a relevant and reliable omnichannel experience;
•
our ability to increase customer traffic to our website through effective digital marketing;
•
the success of the locations in which our stores are located and our ability to open and operate new retail stores on a profitable basis and close retail stores that are no longer profitable;
•
reductions in the volume of mall traffic and changing economic conditions and demographics
•
our ability to forecast our operating results;

•
our dependence on long-term leases, which are subject to future increases in occupancy costs, and our ability to renew sour leases on favorable terms or at all;
•
our ability to manage inventory levels and assortment and inventory shrinkage;
•
our ability to contain the increase in the cost of shipping our merchandise, mailing catalogs, paper and printing;
•
our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•
payment related risks, including compliance with regulation and increased costs and fees;
•
interruptions in our third-party, foreign sourcing operations and the relationships with our suppliers and agents could disrupt production, shipment or receipt of our merchandise
•
failure of our suppliers and their manufacturing sources to use acceptable labor or other practices;
•
the susceptibility of the price and availability of our merchandise to international trade conditions;
•
increases in costs of raw materials, distribution and sourcing costs and in the costs of labor and employment;
•
natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•
acts of war, including the conflict in Ukraine and Israel-Hamas and the surrounding region, terrorism, acts of piracy, or civil unrest, including disruptions to global shipping lanes;
•
increased scrutiny related to our environmental, social and corporate governance activities (“ESG”);

Risks Related to Our Indebtedness

•
our ability to work with lenders and others or otherwise pursue options to refinance following any event of default under our credit facilities;
•
our level of indebtedness;

Risks Related to Our Operations Governance Structure and Common Stock

•
our ability to maintain compliance with the listing requirements of the New York Stock Exchange (“NYSE”);
•
our status as a controlled company;
•
our relationship with TowerBrook Capital Partners LP (“TowerBrook”) and the risk of conflicts of interest;
•
certain provisions in our governing documents;
•
our holding company structure and reliance on dividends from our operating companies;
•
the volatility of our stock price and the impact of future sales of our common stock;
•
our ability to issue preferred stock;

Risks Related to Information Security

•
our ability to secure the personal information of our customers and employees and comply with applicable security standards;
•
the impact of privacy breaches at our service providers could damage our business and reputation;
•
failure of our information technology systems to support our current and growing business;

Risks Related to Labor Force

•
our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•
labor organizing and related activities may negatively impact our business;
•
our ability to find employees that reflect our brand and culture;
•
increased labor costs, including wages, could negatively impact our financial results;

Risks Related to Intellectual Property

•
our ability to protect our trademarks or other intellectual property rights;
•
infringement on the intellectual property of third parties;

Risks Related to Legal, Regulatory, Accounting and Compliance Matters

•
impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;
•
our ability to maintain adequate internal controls over our financial and management systems;
•
the impact of governmental laws and regulations and the outcomes of legal proceedings.

PART I

Item 1. Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “J.Jill,” “we,” “us,” and “our” refer to J.Jill, Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2023” refer to the fiscal year ended February 3, 2024, references to “Fiscal Year 2022” refer to the fiscal year ended January 28, 2023, and references to “Fiscal Year 2021” refer to the fiscal year ended January 29, 2022. Fiscal Year 2023 is comprised of 53 weeks and Fiscal Years 2022, and 2021 are comprised of 52 weeks.

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

Brand

J.Jill has modernized its value proposition and introduced new customers to its relevant and compelling products through thoughtful, versatile designs that reflect the individuality of its customers. J.Jill has accomplished this by clearly communicating its offerings that align with its vision: to live in a world where the totality of every woman is seen, valued and celebrated. This permeates across all J.Jill touchpoints through authentic advertising, inclusive retail experiences and presentation of its offerings – whether the customer chooses to shop on the J.Jill website, in J.Jill retail stores, or through the J.Jill catalog.

Customer

J.Jill caters to a distinctive set of women – typically 45 years and older, college educated, and with an approximate median annual household income of $150,000. Her discretionary dollars are her own to spend and she leads a busy, yet balanced life and she is involved in her community. Her average tenure with the J.Jill brand is an industry-leading 10 plus years.

Additionally, as J.Jill retains her over time, she tends to migrate from being a single channel customer to a more valuable omnichannel customer. Omnichannel customers comprised approximately 23% of J.Jill’s active customer base for Fiscal Years 2023 and approximately 22% for Fiscal Years 2022 and 2021, respectively.

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

In addition to its core assortment, J.Jill has three sub-brands, Pure Jill, Wearever, and Fit. Each demonstrate a different design ethos and offers customers a mix of casual and refined apparel based on their needs. Whether they are buying versatile work, comfortable travel, or premium casual clothes for attending occasions or meeting friends, J.Jill offers its customers a variety of options for different usage occasions.

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

Product Design and Development

The J.Jill customer seeks newness and unique products. Through nine separate seasons, J.Jill flows designs and color palettes frequently – creating engagement and optionality for its customers. Substantially all of J.Jill’s merchandise is designed in-house, creating newness through different fabrics, colors, patterns and silhouettes. J.Jill also utilizes the launch of its sub-brands, Pure Jill, Wearever, and Fit, to stagger new deliveries, and offers web edit capsules and omnichannel product refreshes to provide newness throughout each season. The close coordination between its teams ensures that its product and brand message is clearly communicated to its customers across all channels, bringing customers back regularly to see what’s new.

Omnichannel Business Model

J.Jill believes that its customers’ purchasing decisions are influenced by the consistent experience it provides across its sales channels. For Fiscal Year 2023, J.Jill generated approximately 53% of total net sales through its Retail channel and approximately 47% of total net sales through its Direct channel. This balanced, omnichannel business model means J.Jill meets existing and prospective customers where and how they want to shop. Further, its robust customer database and analytical capabilities allow J.Jill to be focused and strategic in identifying high potential locations and optimizing its store footprint.

Retail Channel

J.Jill Stores

As of February 3, 2024, J.Jill operated 244 stores across 42 states with approximately half located in lifestyle centers and the remaining in premium malls; all J.Jill stores are leased. Its stores range in size from approximately 2,000 to 6,000 square feet, and the average store is approximately 3,700 square feet.

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

Site Optimization

J.Jill believes its stores to be an important channel for its customers. J.Jill reviews and evaluates its store fleet and potential new store locations on various factors, including customer demographics within a market, concentration of existing customers, location of existing stores, center tenant quality and mix, rental economics and overall operating performance. Following several years of optimizing the fleet through net store closings, J.Jill returned to net store growth in Fiscal Year 2023 with the addition of net one new store. J.Jill will continue to review its fleet for optimization opportunities going forward, while also pursuing net new store openings.

The following table shows new store openings and closings since Fiscal Year 2019.

			Total Stores at
	Stores	Stores	the End of the
Store Open Year	Opened	Closed	Fiscal Year
Fiscal Year 2019	11	(6)	287
Fiscal Year 2020	—	(20)	267
Fiscal Year 2021	—	(14)	253
Fiscal Year 2022	1	(11)	243
Fiscal Year 2023	2	(1)	244

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

Competitive Strengths

Distinct, Well-Recognized Brand. The J.Jill brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and fuels her joy and impact with style. J.Jill has cultivated this differentiated brand through deep consumer insights and primary research data to better understand what women want from fashion and the shopping experience. The result has helped J.Jill communicate the brand story more broadly and strategically and reaffirmed its commitment to its customers, creating significant brand trust and an emotional connection with them.

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

Profitably Expand Our Store Base. Following several years of optimizing the fleet through net store closings, J.Jill believes there is an opportunity to strategically add back net 20-25 profitable new stores over the next three to five years. We target new locations primarily in lifestyle centers and premium malls.

Strengthen Omnichannel Capabilities. J.Jill’s profitable store channel is enhanced by store associates who have a unique connection to its customer. J.Jill’s Point of Sale (“POS”) system and Order Management System (“OMS”) initiatives further enable its associates in providing a simplified check-out and a frictionless omnichannel shopping experience. Whether calling to help her access its online exclusive products, or celebrating life’s special events in store, J.Jill associates bridge the experience between the channels by reminding her that she can access J.Jill in many ways. Concurrently, J.Jill remains focused on driving traffic and engagement with its website. J.Jill plans to continue enhancing the website with value-added services and growing its email file while optimizing its marketing strategies, including increased personalization through social media. J.Jill expects that these improvements will facilitate a more cohesive and seamless shopping experience for its customer, wherever and whenever she chooses to shop. J.Jill plans to continue leveraging its insight into customer attributes and behavior, which will guide strategic investments in its business.

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

Inclusive Sizing. Inclusivity is inherent to the J.Jill brand, allowing its customer to shop where and how she wants. J.Jill also sees a huge opportunity to better serve its customers and continue to support the mission of the company through totality and inclusivity. By focusing on perfecting our fit, improving her experience when shopping extended sizing, and clearly communicating our robust range of sizes, J.Jill continues to meet the most salient needs of its customer: finding her desired fit and products that are uniquely relevant to her with the confidence that J.Jill has what she is looking for in beautiful styles and fabrications.

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

J.Jill offers a private label credit card program through an agreement (“Credit Card Agreement”) with Comenity Capital Bank (“CCB”), under which CCB owns the credit card receivables. Pursuant to the Credit Card Agreement, we are eligible to receive reimbursements for costs of marketing programs and royalties based on net sales charged to the private label credit card, as defined in the Credit Card Agreement. All credit card holders receive invitations to exclusive customer events and promotions including special purchase events six times per year, a special offer for her birthday, and a 5% discount when purchases are made on the card. J.Jill promotes the benefits of its credit card to new and existing customers through its various marketing channels. J.Jill believes that its credit card program encourages customer loyalty, repeat visits and additional spending. In Fiscal Year 2023, 46% of its gross sales were generated by its credit card holders.

Sourcing and Supply Strategy

To efficiently source its products, J.Jill leverages its longstanding relationships with agents who represent suppliers and factories. In Fiscal Year 2023 approximately 80% of its products were sourced through agents and 20% were sourced directly from suppliers and factories. J.Jill works with several primary agents that help it identify quality suppliers and coordinate its manufacturing requirements. Additionally, the agents manage the development of samples of merchandise produced in the factories, inspect finished merchandise, ensure the timely delivery of goods and carry out other administrative and oversight functions on J.Jill’s behalf. J.Jill sources the remainder of its products by interacting directly with suppliers and factories both domestically and abroad.

Agents work with approximately 40 suppliers on J.Jill’s behalf. J.Jill sources its merchandise globally from 11 countries with the top three by volume being India, Indonesia, and Vietnam. No single supplier accounts for more than 20% of merchandise purchased by volume.

J.Jill has no long-term merchandise supply contracts as it typically transacts business on an order-by-order basis to maintain flexibility. J.Jill believes its strong relationships with suppliers have provided it with the ability to negotiate favorable pricing terms, further improving its overall cost structure and profitability. J.Jill’s dedicated sourcing team actively negotiates and manages product costs to deliver initial mark-up objectives. The team further focuses on quality control to ensure that merchandise meets required technical specifications and inspects the merchandise to ensure it meets J.Jill’s strict standards, including regular in-line inspections while goods are in production. Upon receipt, merchandise is further inspected on a test basis for consistency in cut, size and color, as well as for conformity with specifications and overall quality of manufacturing. J.Jill’s sourcing team ensures that the customer has a consistent product and satisfying brand experience regardless of product size, color or collection. See Item 1A. Risk Factors for additional discussion related to our risks associated with sourcing and our supply chain.

Omnichannel Distribution and Customer Contact Center

J.Jill leases its 520,000 square foot distribution and customer contact center in Tilton, New Hampshire. The facility manages the receipt, storage, sorting, packing and distribution of merchandise for its Retail and Direct channels. Retail stores are replenished from this facility and shipped by third-party delivery services, providing its retail stores with a steady flow of new inventory that helps to maintain product freshness. J.Jill’s distribution system is designed to operate in an efficient and cost-effective manner, including its ability to profitably support individual direct orders. In Fiscal Year 2023, the distribution center handled 28 million units, split between 12 million retail (43%) and 16 million direct (57%), and J.Jill believes this facility is sufficient to support its future growth.

The customer contact center is an extension of the J.Jill brand, providing a consistent customer experience at every stage of a purchase across all of its channels. In Fiscal Year 2023, J.Jill managed approximately 3.4 million customer interactions through its in-house customer contact center in Tilton, New Hampshire. J.Jill’s customer contact center is responsible for nearly all live customer interactions, other than in retail stores, including order taking and further serves as an important feedback loop in gathering customer responses to its brand, product and service. J.Jill continues to refine and improve its contact center strategy and experience to support the constantly evolving digital landscape.

Information Systems

J.Jill uses information systems to support business intelligence and processes across its sales channels. J.Jill continues to invest in information systems and technology to enhance the customer experience and create operating efficiencies including the completion of the rollout of our new POS system during Fiscal Year 2023 and its initiative to upgrade its OMS system over the next two fiscal years. J.Jill utilizes third-party providers for customer database and customer campaign management, ensuring efficient maintenance of information in a secure, backed-up environment.

Seasonality

While the retail business is generally seasonal in nature, J.Jill has historically not experienced significant seasonal fluctuations in its sales. J.Jill’s merchandise offering drives consistent sales across seasons with no quarter contributing more than 26% of total annual net sales in Fiscal Year 2023.

Competition

The women’s apparel industry is highly competitive. J.Jill competes with local, national and international retail chains and department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. J.Jill competes on the basis of design, service, quality and value. J.Jill believes its distinct combination of design, service, quality and value allows it to challenge the competition effectively and believes it differentiates itself based on the strength of its brand, its omnichannel platform, its strong data capabilities, its loyal customer base, its customer-focused product assortment and its highly experienced leadership team. See Item 1A. Risk Factors for additional discussion related to our risks associated with the competition we face.

Human Capital

Attracting, retaining, and developing a pool of talent with diverse backgrounds and experiences to drive the success of the J.Jill brand is a key element of its business strategy. As of February 3, 2024, J.Jill employed 1,115 full-time and 1,976 part-time associates. Of these associates, 298 were employed in its headquarters in Quincy, Massachusetts, 2,507 were employed in its retail stores and field management team, and 286 worked in its distribution and customer contact center and administrative office in Tilton, New Hampshire. The number of associates, particularly part-time associates, fluctuates depending upon seasonal needs. J.Jill considers its relations with its associates to be very good.

J.Jill’s offices were open throughout Fiscal Year 2023 as it continued to embrace a flexible work model across the organization in accordance with its Optimizing Work and Life initiative adopted in Fiscal Year 2022.

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
•
Short and long-term disability insurance
•
401(k) plan with Company matching contributions
•
Tuition assistance program
•
Paid parental leave
•
Flexible working arrangements
•
Paid time off programs
•
Associate Compassion Fund providing emergency financial assistance to qualifying associates

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

Item 1A. Risk Factors

Risks Related to Our Business, Industry and Strategy

Our business is sensitive to macroeconomic conditions and we rely on consumer discretionary spending, which means we may be adversely affected by economic downturns and other macroeconomic conditions or trends.

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

Adverse macroeconomic changes could reduce consumer confidence and could thereby negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen, or what impact such circumstances could have on our business. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have already paid to manufacture, which could further adversely affect our profitability. It is difficult to predict when or for how long any of these conditions can affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

Disruption in the economy may further affect our business, results of operations, liquidity, and financial results.

The extent to which economic disruptions caused by pandemics, epidemics, or public health emergencies will impact our business, liquidity, financial condition, cash flows and results of operations, depends on numerous evolving factors that we may not be able to accurately predict or assess. Such factors include, but are not limited to, the duration and scope of the pandemic, epidemic, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for retail and levels of consumer confidence; our ability to successfully navigate the impacts, including potential staffing and supply shortages; government actions, including restrictions on congregating in heavily populated areas, such as malls and shopping centers; and increased unemployment and reductions in consumer discretionary spending. The impact of any such event may also heighten other risks included in this Risk Factors section, any of which could be material.

Our ability to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to maintain our brand image, engage new and existing customers and gain market share could have a material adverse effect on our growth strategy and our business, financial condition and results of operations.

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

Additionally, we are increasingly reliant on social media for marketing and developing our brand image. As use of social media becomes more prevalent, our susceptibility to risks related to social media increases. The immediacy of social media and prevalence of user generated content precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity for which we, like our competitors, do not have the ability to reverse. Any such unfavorable publicity could result in damage to our reputation.

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

The success of our growth strategy depends in part on our ability to acquire new customers in a cost-effective manner. In order to expand our active customer base, we must appeal to and acquire customers who identify with our brand. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. The more we invest in marketing efforts to increase the name recognition of our brand, we may experience diminishing returns on that investment of resources and future marketing campaigns may not result in the acquisition of new customers at the same rate as past campaigns. There can be no assurances that the revenue from new customers we acquire will ultimately exceed the cost of acquiring those customers.

We use paid and non-paid advertising. Our paid advertising includes catalogs, paid search engine marketing, email, display and other advertising. Our non-paid advertising efforts include search engine optimization and social media. We obtain a significant amount of traffic via search engines and rely on search engines such as Google, Yahoo! and Bing. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search and the purchased or algorithmic placement of links to our site can be negatively affected. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain traffic via social networking websites or other channels used by our current and prospective customers. As ecommerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. Additionally, digital advertising costs may continue to rise and as our usage of these channels expands, such costs may impact our ability to acquire new customers in a cost-effective manner. If the level of usage of these channels by our active customer base does not grow as expected, we may suffer a decline in customer growth or net sales. If we are unable to acquire new customers in a cost-effective manner, it could have a material adverse effect on our business, financial condition and results of operations.

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

Dependence on our ecommerce business and failure to successfully manage this line of business and deliver a seamless omnichannel shopping experience to our customers could have an adverse effect on our growth strategy and our business, financial condition and results of operations.

Sales through our Direct channel, of which our ecommerce business constitutes the vast majority, accounted for approximately 47% of our total net sales for Fiscal Year 2023. Our business, financial condition and results of operations are dependent on maintaining our ecommerce business and expanding this business is an important part of our strategy to grow through our omnichannel operations. Dependence on our ecommerce business and the continued growth of our Direct channel subjects us to certain risks, including:

•
the failure to successfully implement new systems, system enhancements and internet platforms;
•
the failure of our technology infrastructure or the computer systems that operate our website and their related support systems, causing, among other things, website downtimes, telecommunications issues or other technical failures;
•
the reliance on third-party computer hardware/software providers;
•
the failure to provide a content-rich and user friendly website;
•
rapid technological change;
•
liability for online content;
•
violations of federal, state, foreign or other applicable laws, including those relating to data protection;
•
credit card fraud;
•
cyber security and vulnerability to electronic break-ins and other similar disruptions; and
•
diversion of traffic and sales from our stores.

Our failure to successfully address and respond to these risks and uncertainties related to our ecommerce business could negatively impact sales, increase costs, diminish our growth prospects and damage the reputation of our brand, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

In particular, the level of customer traffic and volume of customer purchases through our Direct channel, which accounted for approximately 47% of our total net sales for Fiscal Year 2023, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our merchandise. If we are unable to maintain and increase customers’ use of our ecommerce platform, and the volume of purchases declines, our business, financial condition and results of operations could be adversely affected.

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

Our growth strategy depends in part on our ability to open and operate new retail stores on a profitable basis, and our ability to identify and close retail stores that are no longer profitable, and if we are not successful in executing our Retail channel strategy to optimize profitability, our growth and profitability could be adversely impacted.

Our growth strategy depends, in part, on our ability to open and operate new retail stores on a profitable basis within our Retail channel. We may be unable to identify and open new retail locations in desirable places in the future. In addition to competition with other retailers and businesses for suitable retail locations, local land use, local zoning issues, environmental regulations, governmental permits and approvals and other regulations may affect our ability to find suitable retail locations and also influence the cost of leasing them. We also may have difficulty negotiating real estate leases for new stores on acceptable terms. In addition, construction, environmental, zoning and real estate delays may negatively affect retail location openings and increase costs and capital expenditures. If we are unable to open new retail store locations in desirable places and on favorable terms, our net sales and profits could be materially adversely affected.

Any expansion of our retail store base, may increase overall expenses due to costs associated with entering into and making payments under new leases, expanding and improving our operating capabilities, including by making investments in our information technology and operational infrastructure. New retail locations also require us to train and manage additional employees, and we may be unable to do so. We primarily rely on cash flow generated from our operations to pay our lease expenses and to fund our growth initiatives, and a significant investment of capital is necessary to open a new retail store. If we open a large number of stores relatively close in time, the cost of these retail store openings and lease expenses and the cost of continuing operations could reduce our cash position. If our business does not generate sufficient cash flow from operating activities to fund these expenses associated with adding new retail locations, we may not have sufficient cash available to address other aspects of our business or we may be unable to service our lease expenses, which could materially harm our business.

If we increase the number of retail stores too quickly or open retail stores too close together, our stores may become more highly concentrated in geographic regions we already serve. As a result, the number of customers and related net sales at individual stores may decline and the time before a new retail store becomes profitable may be increased. The growth in the number of our retail stores could also draw customers away from our Direct channel offerings, including ecommerce and catalogs, and if our competitors open stores with similar formats, our retail store format may become less unique and may be less attractive to customers as a shopping destination. If either of these events occurs, our business, financial condition and results of operations could be materially adversely affected.

We are subject to risks related to the operation of our retail stores such as failure of our technology infrastructure or the computer systems that operate our POS system and their related support systems, causing, among other things, downtimes, telecommunications issues or other technical failures, the reliance on third-party computer hardware/software providers, as well as risks related to data protection, credit card fraud, and cyber security and vulnerability to electronic break-ins and other similar disruptions.

Our future growth strategy also depends, in part, on our ability to optimize and profitably operate our stores and to close underperforming stores. We may not be able to optimize our store base by profitably operating stores and closing stores that are unprofitable, and this could have a material adverse impact on our business, financial condition and results of operations.

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

The ability to accurately forecast our operating results and growth rate, which may adversely affect our reported results.

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

We are subject to the risk of inventory loss and theft. Although our inventory shrinkage rates have not been material, and have not fluctuated significantly in recent years, there can be no assurances that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business in our industry, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition and results of operations.

We occupy our stores under long-term leases, which are subject to future increases in occupancy costs, which we may be unable to renew on favorable terms and which may limit our flexibility to move to new locations.

We lease all of our store locations, our corporate headquarters and our distribution and customer contact center. We typically occupy our stores under operating leases with terms of up to 10 years, which may include options to renew for additional multi-year periods thereafter. We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business. In the future, we may not be able to negotiate favorable lease terms. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations. If we are unable to renew our store leases, we may be forced to close or relocate a store, which could subject us to significant construction and other costs. Closing a store, for even a brief relocation period, would reduce the revenue contribution of that store. Additionally, the revenue and profit, if any, generated at a relocated store may not equal the revenue and profit generated at the previous location.

Long-term leases can limit our flexibility to move a store to a new location. If an existing or future store is not profitable, we are nonetheless committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term, unless the lease has an early termination clause which allows us the right to close under certain specified lease terms. Some of our leases have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods. However, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our ability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could have a material adverse effect on our business, financial condition and results of operations.

Our ability to manage our inventory levels, size assortments and merchandise mix, including with respect to our omnichannel retail operations, could have a material adverse effect on our business, financial condition and results of operations.

Customer demand is difficult to predict and the lead times required for a substantial portion of our merchandise make it challenging for us to respond quickly to changes. Though we have the ability to source certain merchandise categories with shorter lead times, we generally enter into contracts for a substantial portion of our merchandise well in advance of the applicable selling season. Our business, financial condition and results of operations could be materially adversely affected if we are unable to manage inventory levels, size assortments and merchandise mix and respond to changes in customer demand patterns. Inventory levels in excess of customer demand may result in lower than planned profitability. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages resulting in missed sales opportunities and lost revenues. Either of these events could significantly affect our operating results and brand image and loyalty. Our profitability may also be impacted by changes in our size assortments, merchandise mix and changes in our pricing. These changes could have a material adverse effect on our business, financial condition and results of operations.

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

Relying on third-party service providers, such as Federal Express, UPS Mail Innovations and the U.S. Postal Service, for the delivery of our merchandise and our catalogs, could have a material adverse effect on our business, financial condition and results of operations.

We primarily utilize Federal Express to support retail store shipping. We use a combination of Federal Express and UPS Mail Innovations for the majority of our direct-to-consumer shipping. We also use the U.S. Postal Service to deliver millions of catalogs each year, and we depend on third parties to print and mail our catalogs. As a result, postal rate increases and paper and printing costs impact the cost of our catalog, promotional mailings and our products to the extent we pass such increases directly to our customers. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting, but there remains uncertainty in the future costs of such mailings, particularly as a result of the well-documented operational and financial difficulties of the U.S. Postal Service. Any significant and unanticipated increase in postage, shipping costs, surcharges, reduction in service, slow-down in delivery or increase in paper and printing costs could impair our ability to deliver merchandise and catalogs in a timely or economically efficient manner. As a result, our profitability may be negatively impacted if we are unable to pass such increases directly on to our customers or if we are unable to implement more efficient delivery and order fulfillment systems, all of which could have a material adverse effect on our business, financial condition and results of operations.

Competitive pricing pressures with respect to shipping our merchandise to our customers may harm our business and results of operations.

In addition to cost increases driven by our third-party service providers, we face competitive pricing pressures with respect to the shipping and handling fees we charge our Direct customers, which are intended to recover our related shipping and handling expenses. Online and omnichannel retailers are increasing their focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times and low-price or free shipping. To remain competitive, we may be required to offer discounted, free or other more competitive shipping options to our customers, which may result in declines in our shipping and handling fees charged to customers and an increase in the shipping and handling expenses paid by us. Declines in revenue from customers for shipping and handling fees that are not offset by declines in our shipping and handling expense, or if our shipping and handling expenses increase with no proportional increase in revenue to cover such increase, could have a material adverse effect on our business, financial condition and results of operations.

Payment-related risks, including compliance with regulations, increased fee expenses, reliance on third-party and data security risks, could have a material adverse effect on our business, financial condition and results of operations.

We accept payments using a variety of methods, including credit cards, debit cards, gift cards, cash and bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, thereby raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply with such rules. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ and others’ costs, we may be subject to fines and higher transaction fees and/or we may lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

Interruptions in our third- party, foreign sourcing operations and the relationships with our suppliers and agents could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and increased costs.

We do not own or operate any manufacturing facilities and therefore depend upon independent, third-party suppliers for the manufacturing of all our merchandise, primarily through our use of buying agents. In Fiscal Year 2023, approximately 80% of our products were sourced through agents and approximately 20% were sourced directly from suppliers and factories. Our merchandise is manufactured to our specifications primarily by factories outside of the United States. Some of the factors that might affect a supplier’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards are outside of our control, including inclement weather, natural disasters, negative global climate patterns, political and financial instability, including the conflict in Ukraine and in the Middle East and the surrounding regions, and related sanctions, legal and regulatory developments, strikes, health concerns regarding infectious diseases (such as the outbreak of COVID-19), and acts of terrorism. Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact the reputation of our brand. Late delivery of merchandise or delivery of merchandise that does not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

We have no long-term merchandise supply contracts as we typically transact business on an order-by-order basis. If we are unable to maintain good relationships with our suppliers and agents and are unexpectedly required to change suppliers or agents, or if a key supplier or agent is unable or unwilling to supply acceptable merchandise in sufficient quantities on acceptable terms, we could experience a significant disruption in the supply of merchandise. We could also experience operational difficulties with our suppliers, such as reductions in the availability of production capacity, supply chain disruptions, errors in complying with merchandise specifications, insufficient quality control, shortages of fabrics or other raw materials, failures to meet production deadlines or increases in manufacturing costs.

Currently, we source our imported merchandise from 11 countries. The top three by volume are India, Indonesia, and Vietnam and we also source some merchandise from China. In Fiscal Year 2023, approximately 46% of our products were sourced in southeast Asia. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including epidemic or pandemic or the imposition of additional import restrictions, could materially harm our operations. For example, the U.S. government has imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer. Adverse changes in import costs and restrictions, including tariffs, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States has introduced greater uncertainty with respect to future tax and trade regulations. If additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, financial condition and results of operations. In addition, many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all foreign purchases of our merchandise are negotiated and paid for in U.S. dollars, the cost of our merchandise may be affected by fluctuations in the value of relevant foreign currencies. In addition, we are engaging in growing the amount of production carried out in other developing countries. These countries may present other risks with regard to infrastructure available to support manufacturing, labor and employee relations, political and economic stability, corruption, regulatory, environmental, health and safety compliance. While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand and product delivery.

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

Relying on third parties to provide services in connection with certain aspects of our business, and any failure by these third parties to perform their obligations could have an adverse effect on our business, financial condition and results of operations.

We have entered into agreements with third parties that include, but are not limited to, logistics services, information technology systems (including hosting our website), servicing certain customer calls, software development and support, catalog production, select marketing services, distribution and employee benefits servicing. Services provided by third-party suppliers could be interrupted as a result of many factors, such as acts of nature or contract disputes. Any failure by a third party to provide services for which we have contracted on a timely basis or within expected service levels and performance standards could result in a disruption of our business and have an adverse effect on our business, financial condition and results of operations.

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

If our distribution and customer contact center is damaged or closed or if its operations are diminished, that could have a material adverse effect on our business, financial condition and results of operations.

Our distribution and customer contact center is located in Tilton, New Hampshire. The distribution center manages the receipt, storage, sorting, packing and distribution of merchandise to our stores and to our Direct customers. Independent third-party transportation companies then deliver merchandise from the distribution center to our stores or to our Direct customers. The customer contact center handles all customer interactions, other than those in retail stores, including phone sales orders as well as customer service calls, emails and internet contacts. Any significant interruption in the operations of our Tilton distribution and customer contact center, our third-party distribution, fulfillment or transportation providers, for any reason, including natural disasters, accidents, inclement weather, technology system failures, work stoppages, slowdowns or strikes or other unforeseen events and circumstances could delay or impair our ability to receive orders and to distribute merchandise to our stores and/or our Direct customers and could impair our ability to respond to customer outreach. This could lead to inventory issues, increased costs, lower sales adversely impact brand loyalty and customer satisfaction, among other things, which could adversely affect our business, financial condition and results of operations.

War, terrorism, acts of piracy, civil unrest or other violence may negatively impact availability of merchandise and/or otherwise adversely impact our business.

In the event of war, terrorism, civil unrest or other violence, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “Interruptions in our third-party, foreign sourcing operations and the relationships with our suppliers and agents could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and increased our costs.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution and customer contact center and stores, as well as fulfilling catalog and website orders. In addition, our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, threats of terrorist attacks or civil unrest involving public areas could cause people not to visit areas where our stores are located. Other types of violence in malls or in other public areas could lead to lower customer traffic in areas in which we operate stores. If any of these events were to occur, we may be required to suspend operations in some or all of our stores, which could have a material adverse effect on our business, financial condition and results of operations.

ESG matters, including those related to climate change and inclusion and diversity matters, our reporting of such matters, or sustainability ratings could negatively impact our business, results of operations and financial condition.

ESG related matters have received increased focus recently from investors, employees, ratings agencies, governmental agencies and other stakeholders. From time to time, we may publish statements relating to our commitment to responsible business, including commitments relating to greenhouse gas (“GHG”) emissions. Such statements reflect the Company’s current plans and aspirations at the time they are made, and should not be construed as guarantees or that we will be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these commitments on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our ESG initiatives. Additionally, we may face increased scrutiny related to any third party sustainability ratings we receive, which could adversely affect our reputation, business, and results of operations.

Risks Related to Our Indebtedness

The terms of our term loan credit agreement and asset-based revolving credit facility restrict our operational and financial flexibility, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our term loan credit agreement, dated as of April 5, 2023 (the “Term Loan Credit Agreement” and, such facility, the “Term Loan”), by and among the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent, our Asset-Based Revolving credit agreement, dated as of December 1, 2023, by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc the other guarantors party thereto, the other lenders party thereto, and CIT Finance LLC, as the administrative agent and collateral agent. (as amended, the “ABL Credit Agreement” and, such facility, the “ABL Facility” and, together with the Term Loan, the “Credit Facilities” and, the agreements governing such facilities, the “Credit Agreements”), each contain, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. A failure by us to comply with the covenants contained in our Credit Agreements could result in an event of default under each respective Credit Agreement, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and exercise other remedies as set forth in our Credit Agreements. If the indebtedness under our Credit Agreements were to be accelerated, our future financial condition could be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General.”

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of February 3, 2024, we had $168.4 million aggregate principal amount of borrowings under the Credit Agreements. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See Note 9. Debt to the audited consolidated financial statements included in this Annual Report for more information on our indebtedness.

Having a substantial amount of indebtedness under our Credit Agreements which matures in the near term, and the scheduled maturity dates are in close proximity to each other.

We have a substantial amount of indebtedness under our Credit Agreements, and the scheduled maturity dates of our Credit Agreements are in close proximity to each other. Our Term Loan Credit Agreement will mature on May 8, 2028 and our ABL Facility will mature on May 10, 2028 (or 180 days prior to the maturity date of the Company’s Term Loan Credit Agreement if the maturity date of such Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement). As a result, we can make no assurance that we will be able to refinance these agreements on acceptable terms prior to their maturity dates. Market disruptions or other credit factors, such as rising inflation and higher interest rates, are expected to increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due.

Risks Related to Our Operations Governance Structure and Common Stock

Continuing to incur significant costs and devote substantial management time as a result of operating as a public company.

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

These requirements will not apply to us for so long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

As of April 5, 2023, the Subordinated Credit Loan was repaid in full. Refer to Note 9. Debt for additional information on repayment of the Subordinated Credit Agreement.

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

We have 10,614,454 outstanding shares of common stock as of February 3, 2024. The number of outstanding shares of common stock includes 5,817,375 shares, including shares controlled by TowerBrook, that are “restricted securities,” as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144. The Subordinated Lenders have been issued warrants under the prior Subordinated Term Loan Facility. On May 31, 2021, the Company chose to issue 272,097 additional shares of Common Stock under the prior Priming Facility. As a result of this choice and because of the antidilution provision under the warrant agreement, the warrants became exercisable into 3,820,748 shares of common stock. Exercise of the warrants and sales of significant amounts of stock in the public market could adversely affect prevailing market prices of our common stock.

Our stock price has been and may continue to be volatile and there can be no assurances that a viable public market for our common stock will be maintained.

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
•
actions by our stockholders;
•
epidemics, pandemics, disease outbreaks, or public health emergencies;
•
general market conditions;
•
domestic and international economic, legal and regulatory factors unrelated to our performance; and
•
the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and an active liquid and orderly trading market for our common stock may not be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. We cannot predict the extent to which investor interest in our common stock will lead to the maintenance of an active trading market on the NYSE or otherwise how liquid that market might continue to be. If an active public market for our common stock is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you or at all.

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

We may issue preferred stock with terms that could adversely affect the voting power or value of our common stock.

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

We depend largely upon our information technology systems for all aspects of our operations, including running our website, processing transactions, responding to customer inquiries, managing inventory, purchasing, selling and shipping goods on a timely basis and maintaining cost-efficient operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Damage to or interruption of our information technology systems may require a significant investment to fix or replace the affected system, and we may suffer interruptions in our operations as a result. In addition, costs and interruptions associated with the implementation of new or upgraded systems and technology, such as our new POS system or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

Additionally, a significant number of customer purchases across our omnichannel platform are made using credit cards, and a significant number of our customer orders are placed through our website. We process, store and transmit large amounts of data, including personal information, for our customers. From time to time, we may implement strategic initiatives related to elevating our customer service experience, such as customer membership programs, where we collect and maintain increasing amounts of customer data. We also handle and transmit sensitive information about our suppliers and workforce, including social security numbers, bank account information and health and medical information. We depend in part on the secure transmission of confidential information over public networks throughout our operations. In addition, security breaches can also occur due to non-technical issues, including vandalism, catastrophic events and human error. Our operations may further be impacted by security breaches that occur at third-party suppliers. Although we maintain cyber-security insurance, there can be no assurances that our insurance coverage will be sufficient, or that insurance proceeds will be paid to us in a timely manner.

States and the federal government have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. As data privacy and security laws and regulations evolve, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our merchandise. There can be no assurances that we will be able to operate our operations in accordance with Payment Card Industry Data Security Standards ("PCI DSS"), other industry recommended practices or applicable laws and regulations or any future security standards or regulations, or that meeting those standards will, in fact, prevent a data breach. These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies.

If a third party can circumvent our security measures, they could destroy or steal valuable information or disrupt our operations. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could expose us to risks of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation. In addition, we could be required to expend significant resources to change our business practices or modify our service offerings in connection with the protection of personally identifiable information, which could have a material adverse effect on our business, financial condition and results of operations.

The impact of privacy breaches at service providers could severely damage our business and reputation.

We rely heavily on technology services provided by third parties for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of customer data and associate information. We also rely on third parties to host our website, process credit card transactions, perform ecommerce and social media activities and retain data relating to our financial position and results of operations, strategic initiatives and other important information. The facilities and systems of our third-party service providers may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any actual or perceived misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information by our third-party service providers could severely damage our reputation and our relationship with our customers, associates and investors as well as expose us to risks of litigation, liability or other penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.

The protection of our data involves a variety of risks, including both potential cyber-attacks as well as any potential failure to comply with data protection laws and regulations, any of which could subject us to sanctions and damages and could harm our reputation and business.

We collect and process personal data as part of our business. As a result, we are subject to U.S. data protection laws and regulations at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security. The strategic use of our customer database, including interactions with our customers, marketing efforts and analysis of customer behavior, rely on the collection, retention and use of customer data and may be affected by these laws and regulations and their interpretation and enforcement. Alleged violations of laws, regulations or contractual obligations relating to privacy and data protection, and any relevant claims, may expose us to potential liability, require us to expend significant resources in responding to and defending such allegations and claims, and result in negative publicity and a loss of confidence in us by our customers, all of which could have an adverse effect on our business, financial condition and results of operations. Further, it is unclear how the laws and regulations relating to the collection, process and use of personal data will further develop in the United States, and to what extent this may affect our operations in the future. Any failure to comply with data protection laws and regulations, or future changes required to the way in which we use personal data could have a material adverse effect on our business, financial condition and results of operations.

In addition, information security threats, particularly cybersecurity threats, could pose risks to the security of our systems and networks, as well as the confidentiality, availability and integrity of our data.

Although we maintain systems and processes that are designed to protect the security of our computer systems, software, networks and other technology, there is no assurance that all of our security measures will provide absolute security. Any material incidents could cause us to experience financial losses that are either not insured against or not fully covered through any insurance maintained by us and increased expenses related to addressing or mitigating the risks associated with any such material incidents. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats.

To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third-party service providers are under constant threat and it is possible that we or they could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of ecommerce, mobile banking and other technology-based products and services by us and our customers. Any potential breach of our information technology systems and databases could have a material adverse effect on our business, financial condition and results of operations.

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

Being unable to protect our trademarks and other intellectual property rights.

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

Because of the potential similarity between clothing produced in a competitive and saturated market, third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark or design, pay significant damages and/or enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are available at all on an economically feasible basis, which they may not be. Such infringement claims could harm our brand. In addition, any payments we are required to make and any injunction we are required to comply with as a result of such infringement could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Legal, Regulatory, Accounting and Compliance Matters

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

In Fiscal Year 2023, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method. The Company incurred $0.2 million of impairment charges related primarily to leasehold improvements.

Goodwill and identifiable intangible assets represent a significant portion of our total assets and any impairment of these assets, or other changes in accounting standards or assumptions, could adversely affect our results of operations.

Our goodwill and indefinite-lived intangible assets, which consist of goodwill from the controlling interest in the company held by JJill Holdings, Inc. and JJill Topco Holdings, LP, and our trade name, represented a significant portion of our total assets as of February 3, 2024. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business. If in conducting an impairment evaluation we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset. If a significant amount of our goodwill and identifiable intangible assets were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

More broadly, other changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business (including, but not limited to, revenue recognition, business combinations, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, inventory and equity-based compensation) are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

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

Government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate certain ESG requirements and disclosures. For example, on March 6, 2024, the SEC adopted a final rule that will require smaller reporting companies, such as the Company, to make certain climate-related disclosures, including information about climate-related risks, risk management and oversight of climate-related risks, related targets or goals and certain climate-related financial statement metrics. To ensure compliance with the new rule, we may be required to establish additional internal controls, engage additional consultants, and incur additional costs related to measuring and evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose relevant data concerning our ESG activities, our reputation, business, financial condition and results of operations may be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

Maintaining the safety and security of our systems and data is essential to the success of our company. As with other industries, there are several cybersecurity threats we encounter. These include phishing, ransomware, and denial of service, among others. Our suppliers, vendors, and other partners face similar threats. A cybersecurity incident impacting us or any of these entities could materially affect our operations, performance, or financial results. See Item 1A, Risks Related to Information Security for additional details.

The governance of our risk management program is a partnership between our cross functional management team and our Board of Directors. This program includes both a cyber team led by our Chief Information Officer (“CIO”), as well as an Enterprise Risk Management (“ERM”) program led by our head of compliance. Our CIO has 30 years of information technology experience, including over 3 years of direct oversight of information security. Risk oversight for both our cyber and ERM programs is primarily the responsibility of the Audit Committee of the Board of Directors who receive quarterly updates, at a minimum, with additional updates shared to the full Board of Directors on a recurring basis.

Cyber Security Team

Our cross functional cyber security team is responsible for the overall information security strategy, risk assessment, cyber threat detection and response, and execution of an ongoing cyber program. The goal of this team is to lower the impact and likelihood of persistent threats to the extent feasible, including safeguarding of key information and the integrity of key systems. We also partner with third-party vendors to enhance our program including monitoring, pen testing, and other assessments and programs. Additionally, the Company has implemented certain information security measures which include security reviews as well as internal training and testing programs.

Enterprise Risk Management (ERM) Program

Our cyber risks are included in our ERM program. Our ERM program is led by our Senior Director of Compliance and Internal Audit and has oversight from our Audit Committee. This program includes a cross functional team including our senior leadership team and other key members of management. Risk reduction plans are developed and updates are regularly assessed by the team. Our Audit Committee provides oversight and is briefed quarterly, at a minimum. In the event a cyber incident should occur, there are additional steps taken to mitigate cybersecurity risks and incidents.

As of the date of this filing, we are not aware of any current cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition.

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

As of February 3, 2024, we operated 244 stores in 42 states. Of these stores, approximately half are located in lifestyle centers and half in premium malls. The average size of our stores is approximately 3,700 square feet. All of our retail stores are leased from third parties and new stores historically have had terms of ten years. The weighted-average remaining lease term is 2 years. A portion of our leases have options to renew for periods up to five years. Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.

The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2023 – 2025	106
2026 – 2028	113
2029 – 2031	20
2032 and later	5

The table below sets forth the number of retail stores by state that we operated as of February 3, 2024.

	Number		Number		Number
State	of Stores	State	of Stores	State	of Stores
Alabama	5	Kentucky	2	New York	12
Arizona	5	Louisiana	5	North Carolina	9
Arkansas	3	Maine	1	Ohio	8
California	21	Maryland	6	Oklahoma	3
Colorado	5	Massachusetts	11	Oregon	5
Connecticut	7	Michigan	8	Pennsylvania	13
Delaware	1	Minnesota	6	Rhode Island	1
Florida	10	Mississippi	2	South Carolina	5
Georgia	10	Missouri	4	Tennessee	8
Idaho	1	Nebraska	1	Texas	15
Illinois	12	Nevada	2	Utah	1
Indiana	3	New Hampshire	1	Virginia	7
Iowa	2	New Jersey	11	Washington	5
Kansas	2	New Mexico	1	Wisconsin	4

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

The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the Fiscal Years 2023 and 2022 quarters ended, respectively:

	Fiscal Year 2023		Fiscal Year 2022
	High	Low	High	Low
First	$30.36	$22.75	$17.00	$12.47
Second	$25.00	$18.85	$20.72	$15.14
Third	$29.91	$21.49	$20.80	$15.45
Fourth	$32.26	$23.06	$27.52	$20.04

Holders of Record

As of February 3, 2024, there were approximately 25 holders of record of our common stock. This number does not include beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We did not pay any dividends on our common stock during Fiscal Years 2023, 2022 and 2021 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.

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

Performance Graph

The following graph shows a comparison from February 2, 2019 through February 3, 2024, of the cumulative total return for our common stock, the S&P 500 Index and an S&P Retail Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the S&P Retail Index as of the market close on February 2, 2019. Such returns are based on historical results and are not intended to suggest future performance.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2023” refer to the fiscal year ended February 3, 2024, references to the “Fiscal Year 2022” refer to the fiscal year ended January 28, 2023 and references to “Fiscal Year 2021” refer to the fiscal year ended January 29, 2022. Fiscal Year 2023 is comprised of 53 weeks and Fiscal Years 2022, and 2021 are comprised of 52 weeks.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for Fiscal Years 2023 and 2022. For the discussion comparing the Fiscal Years 2022 and 2021, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal Year 2022 Form 10-K, which was filed with the United States Securities and Exchange Commission on March 30, 2023.

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

Total company comparable sales include net sales from our retail stores that have been open for more than 52 weeks and from our Direct channel. This measure highlights the performance of existing stores open during the period, while excluding the impact of new store openings and closures. When a store in the total company comparable store base is temporarily closed for four or more days within a fiscal week, the store is excluded from the comparable store base; if it is temporarily closed for three or fewer days within a fiscal week, the store is included within the comparable store base. Certain of our competitors and other retailers may calculate total company comparable sales differently than we do. Our comparable sales are based on a 52-week period. As a result, the reporting of our total company comparable sales may not be comparable to sales data made available by other companies.

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

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA, represents net income (loss) plus net interest expense, provision (benefit) for income taxes, depreciation and amortization, equity-based compensation expense, goodwill and indefinite-lived intangible assets impairment, write-off of property and equipment, loss on debt refinancing, adjustment for exited retail stores, fair value adjustments, and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

Fiscal Year Ended February 3, 2024 which is comprised of 53-weeks compared to Fiscal Year Ended January 28, 2023 and January 29, 2022 which are comprised of 52-weeks.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented:

	For the Fiscal Year Ended
(in thousands)	February 3, 2024	January 28, 2023	January 29, 2022
Statements of Operations Data:
Net income (loss)	$36,201	$42,175	$(28,143)
Add back:
Depreciation and amortization	22,931	25,761	29,258
Income tax provision	13,164	16,499	8,018
Interest expense, net	22,909	15,946	17,057
Interest expense - related party	1,074	4,114	2,029
Adjustments:
Fair value adjustment of derivative	—	—	2,775
Fair value adjustment of warrants - related party (a)	—	—	56,984
Equity-based compensation expense (b)	3,762	3,505	2,610
Write-off of property and equipment (c)	70	267	940
Loss on debt refinancing (d)	12,702	—	—
Adjustment for exited retail stores (e)	(767)	(250)	(1,755)
Impairment of long-lived assets (f)	189	1,413	—
Other non-recurring items (g)	2	7	2,013
Adjusted EBITDA	$112,237	$109,437	$91,786
Net sales	$604,661	$615,268	$585,206
Adjusted EBITDA margin	18.6%	17.8%	15.7%
(a)
The fair value adjustment of warrants increased due to the increase in J.Jill’s stock price.
(b)
Represents expenses associated with equity incentive instruments granted to our management and board of directors. Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.
(c)
Represents the net gain or loss on the disposal of fixed assets.
(d)
Represents loss on the repayment of Priming Term Loan Credit Agreement (the “Priming Credit Agreement”) and the Subordinated Term Loan Credit Agreement (the “Subordinated Credit Agreement”)
(e)
Represents non-cash gains associated with exiting store leases earlier than anticipated.
(f)
Represents impairment of long-lived assets related primarily to right-of-use assets and leasehold improvements.
(g)
Represents items management believes are not indicative of ongoing operating performance. In Fiscal Year 2023 and Fiscal Year 2022, these expenses are primarily composed of legal and advisory costs. Fiscal Years 2021 expenses are primarily composed of incremental one-time costs related to COVID-19.

Items Affecting the Comparability of our Results of Operations

Impairment losses. Our Fiscal Year 2023 results include $0.2 million of impairment charges for long-lived assets (leasehold improvements and furniture, fixtures and equipment), and our Fiscal Year 2022 results include $1.4 million of impairment charges for long-lived assets (operating lease right-of-use asset, leasehold improvements and furniture, fixtures and equipment).

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

COVID-19 impact. Our Fiscal Year 2021 financial results were significantly impacted by COVID-19. Although the Company lost revenues, we continued to incur certain expenses, such as payroll and rent; therefore, ratios and other items may not be comparable to our Fiscal Year 2023 and Fiscal Year 2022 financial results.

53rd week. The Company’s fiscal year ends on the Saturday, in January or February, nearest the last day of January, resulting in an additional week of results every five or six years. Fiscal Year 2023 contained 53-weeks of operations whereas the Fiscal Years 2022 and 2021 contained 52-weeks of operations. The 53rd week added approximately $7.9 million to net sales and $2.2 million to Adjusted EBITDA for Fiscal Year 2023.

Results of Operations

Fiscal Year Ended February 3, 2024 which is comprised of 53-weeks compared to Fiscal Year Ended January 28, 2023 which is comprised of 52-weeks.

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Fiscal Year Ended				Change from Year Ended January 28, 2023 to the Year
(in thousands)	February 3, 2024		January 28, 2023		Ended February 3, 2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$604,661	100.0%	$615,268	100.0%	$(10,607)	(1.7)%
Costs of goods sold	177,261	29.3%	193,218	31.4%	(15,957)	(8.3)%
Gross profit	427,400	70.7%	422,050	68.6%	5,350	1.3%
Selling, general and administrative expenses	341,161	56.4%	341,903	55.6%	(742)	(0.2)%
Impairment of long-lived assets	189	0.0%	1,413	0.2%	(1,224)	(86.6)%
Operating income	86,050	14.2%	78,734	12.8%	7,316	9.3%
Loss on debt refinancing	12,702	2.1%	—	0.0%	12,702	100.0%
Interest expense, net	22,909	3.8%	15,946	2.6%	6,963	43.7%
Interest expense - related party	1,074	0.2%	4,114	0.7%	(3,040)	(73.9)%
Income before provision for income taxes	49,365	8.2%	58,674	9.5%	(9,309)	(15.9)%
Income tax provision	13,164	2.2%	16,499	2.7%	(3,335)	(20.2)%
Net income	$36,201	6.0%	$42,175	6.9%	$(5,974)	(14.2)%

Net Sales

Net sales for Fiscal Year 2023 decreased $10.6 million or 1.7%, to $604.7 million from $615.3 million for Fiscal Year 2022. The decrease in net sales was due to total company comparable sales decrease of 1.4%.

Our Direct channel was responsible for 46.5% of our net sales in Fiscal Year 2023 compared to 46.8% in Fiscal Year 2022. Our Retail channel was responsible for 53.5% of our net sales in Fiscal Year 2023 and 53.2% in Fiscal Year 2022. We operated 244 and 243 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for Fiscal Year 2023 increased $5.4 million, or 1.3%, to $427.4 million from $422.1 million for Fiscal Year 2022. The gross margin for Fiscal Year 2023 was 70.7% compared to 68.6% for Fiscal Year 2022, largely driven by favorable freight costs and strong full price sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal Year 2023 decreased $0.7 million, or 0.2%, to $341.2 million from $341.9 million for Fiscal Year 2022. The decrease is driven by a $2.8 million decrease in depreciation and amortization, and a $1.1 million decrease in shipping expenses. The decrease was partially offset by a $1.6 million increase in software application hosting and maintenance expenses and a $1.6 million increase in compensation expenses.

Impairment of long-lived assets

Impairment of long-lived assets for Fiscal Year 2023 decreased by $1.2 million, or 86.6% to $0.2 million from $1.4 million for Fiscal Year 2022. Our Fiscal Year 2023 results include $0.2 million of impairment charges for long-lived assets (leasehold improvements and furniture, fixtures and equipment), and our Fiscal Year 2022 results include $1.4 million of impairment charges for long-lived assets (operating lease right-of-use asset, leasehold improvements and furniture, fixtures and equipment).

Loss on debt refinancing

For Fiscal Year 2023, the Company recognized a loss on debt refinancing of $12.7 million related to entering into a Term Loan Credit Agreement and the repayment of the Priming Credit Agreement and the Subordinated Credit Agreement, as discussed in the Liquidity and Capital Resources section below. The Company did not incur any gain or loss on debt refinancing for Fiscal Year 2022.

Interest Expense, net

Interest expense, net consists of interest expense on the Credit Facilities, partially offset by interest earned on cash. Interest expense for Fiscal Year 2023 increased by $3.9 million, or 19.6%, to $24.0 million from $20.1 million for Fiscal Year 2022. The increase was driven by higher interest rates.

Income Tax Provision

The income tax provision for Fiscal Year 2023 was $13.2 million compared to $16.5 million for Fiscal Year 2022. Our effective tax rates were 26.7% and 28.1%, respectively. The effective tax rate during Fiscal Year 2023 differs from the federal statutory rate of 21.0% due primarily to the impacts of (i) state and local income taxes, (ii) executive compensation limitations, and (iii) valuation allowance changes. Refer to Note 13. Income Taxes to the consolidated financial statements for additional income tax information.

The effective tax rate for Fiscal Year 2022 differs from the federal statutory rate of 21.0% due primarily to the impacts of (i) state and local income taxes, (ii) executive compensation limitations, (iii) valuation allowance changes, and (iv) tax return to provision adjustments. The Company paid $19.7 million in cash for income taxes during Fiscal Year 2022 and received tax refunds of approximately $10.3 million relating to prior years.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our asset-based revolving credit facility agreement (the “ABL Facility”). As of February 3, 2024, we had $62.2 million in cash and cash equivalents and $34.2 million of total availability under our $40.0 million ABL Facility.

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

The Term Loan Facility is to be repaid in quarterly payments of $2.2 million from July 28, 2023 to May 2, 2025, and $3.3 million from August 1, 2025 to April 28, 2028 with the balance of the Term Loan Facility due upon maturity on May 8, 2028. Additionally, the Term Loan Facility is subject to mandatory repayment, subject to certain exceptions, including (i) 100% of the net proceeds of any incurrence of debt other than debt permitted in the Term Loan Credit Agreement, (ii) 100% of the net cash proceeds of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, and (iii) 95 days after the last day of the Fiscal Year, an annual payment ranging from 25%-75%, based on the First Lien Net Leverage Ratio, of the annual Excess Cash Flow (“ECF”), less certain voluntary prepayments made during the year, as defined in the Term Loan Credit Agreement.

As of February 3, 2024 the Company expects to make an ECF payment of $26.6 million (amounting to 50% of the annual ECF) for Fiscal Year 2023, in accordance with the provisions of the Term Loan Credit Agreement. The amount expected to be repaid is included in the line item “Current portion of long-term debt” in the Company’s consolidated balance sheet.

The Term Loan Facility may be voluntarily prepaid after the one-year anniversary but on or prior to the two-year anniversary, subject to a premium of 3.0% of the aggregate principal amount being prepaid, and after the two-year anniversary without premium.

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

On May 10, 2023, the Company entered into Amendment No. 6 to our ABL Credit Agreement, by and among the Company, J.Jill Gift Card Solutions, the other guarantors party thereto, the other lenders party thereto, and CIT Finance LLC, as the administrative agent and collateral agent. This amendment extended the maturity date of the ABL Credit Agreement from May 8, 2024 to May 10, 2028 (or 180 days prior to the maturity date of the Company’s Term Loan Credit Agreement if the maturity date of such Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement). The other terms and conditions of the ABL Facility remain substantially unchanged.

On December 1, 2023, the Company entered into Amendment No. 7 (the “ABL Amendment”) to the ABL Credit Agreement, by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc. (collectively, the “Borrowers”), the other guarantors party thereto, the other lenders party thereto, and CIT Finance LLC, as the administrative agent and collateral agent. The ABL Amendment made a technical revision for administrative purposes which removed the requirement for a Borrower’s non-negotiable bill of lading, non-negotiable sea waybill or other similar shipping document (each a “Non-Negotiable Document”) to state on its face that the inventory that is subject to such Non-Negotiable Document is subject to the lien of the administrative agent. In connection with removing this requirement, a $500,000 in transit inventory reserve amount will be applied to eligible in transit inventory on the borrowing base certificate during any period in which excess liability is less than $5.0 million. This increase in the reserve decreases the borrowing base by the same amount during an in-transit inventory reserve period.

The Credit Agreements include customary negative covenants, including covenants limiting the ability of the Company to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. Each of the Term Loan Credit Agreement and the ABL Credit Agreement also has certain financial covenants (see Note 9. Debt to the audited consolidated financial statements included in this Annual Report). As of February 3, 2024, the Company is in compliance with all such covenants.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the Company received federal income tax refunds of $17.5 million in Fiscal Year 2021 and the remaining $9.2 million in Fiscal Year 2022 from the net operating loss carryback provisions relating to the Fiscal Year ended January 30, 2021.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Fiscal Year Ended
(in thousands)	February 3, 2024	January 28, 2023	January 29, 2022
Net cash provided by operating activities	$63,313	$74,425	$74,999
Net cash used in investing activities	(16,934)	(15,067)	(5,474)
Net cash used in financing activities	(71,260)	(8,262)	(37,975)

Net Cash provided by Operating Activities

Net cash provided by operating activities during Fiscal Year 2023 decreased $11.1 million compared to Fiscal Year 2022. Net income for Fiscal Year 2023 was offset by the increase in cash used for working capital of $12.9 million compared to Fiscal Year 2022. Working capital cash uses consisted of lower cash inflows relating to prepaid expenses and other current assets of $10.8 million driven primarily by lower collection of income tax receivables in the current year, and accrued expenses and other current liabilities of $8.2 million mainly due to lower accrued employee compensation and other accruals, partially offset by the impact of product returns, and inventories of $8.1 million due to increased inventory in-transit. These net cash outflows were partially offset by higher accounts payable of $12.4 million and lower accounts receivable of $3.2 million due to the timing of payments.

Net cash provided by operating activities during Fiscal Year 2023 was $63.3 million. Key elements of cash provided by operating activities were (i) net income of $36.2 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $43.1 million, primarily driven by $22.9 million of depreciation and amortization and the loss on debt refinancing of $12.7 million, and (iii) the use of cash from net operating assets and liabilities of $16.0 million, primarily driven by accrued expenses and other current liabilities and operating lease assets and liabilities.

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

Net Cash used in Investing Activities

Net cash used in investing activities during Fiscal Year 2023 was $16.9 million, an increase of $1.9 million as compared to Fiscal Year 2022, representing increased purchases of property, equipment, software and technology-related investments, primarily relating to the new point of sale system.

Net Cash used in Financing Activities

Net cash used in financing activities during Fiscal Year 2023 increased as compared to the prior year. The change was primarily driven by the repayment of the previously existing Priming and Subordinated Credit Agreements offset by the proceeds from issuance of the Term Loan.

Net cash used in financing activities during Fiscal Year 2023 was $71.3 million, which was driven by the full repayment of the previously existing Priming and Subordinated Credit Agreements offset by the proceeds from issuance of the Term Loan.

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

Capitalization

At February 3, 2024, long-term debt consisted of the following:

Carrying Value of Debt
February 3, 2024
Term Loan Facility (principal of $168,438)	155,948
Less: Current portion (including ECF payment)	(35,353)
Net long-term debt	$120,595

The Company had no short-term borrowings under the Company’s ABL Facility as of February 3, 2024. The Company had outstanding letters of credit in the amount of $5.8 million and had a maximum additional borrowing capacity of $34.2 million as of February 3, 2024.

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

We believe our sources of liquidity, namely operating cash flows and ABL Facility capacity will continue to be adequate to meet our contractual obligations, working capital and capital expenditure requirements, finance anticipated expansion and strategic initiatives, and fund debt maturities for the foreseeable future. We may also engage in capital markets transactions from time to time subject to the discretion of our Board. We expect capital expenditures in the next twelve months to support opening of new stores, store design/ remodels, and system upgrades and maintenance projects.

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

Sales Return Reserve

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

Gift Cards

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

Asset Impairment Assessments

Goodwill

We evaluate goodwill for impairment on an annual basis on the last day of our eleventh fiscal month beginning Fiscal Year 2023 and at the end of each fiscal year prior to Fiscal 2023, or more frequently between annual tests when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that this change in the impairment assessment date does not represent a material change to the Company’s method of applying an accounting principle, and therefore does not delay, accelerate, or avoid an impairment charge. See Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements presented elsewhere in this Annual Report for additional information.

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

The Company’s policy is to perform a quantitative analysis of goodwill every three years. During those years when a quantitative assessment is not performed initially, we assess our goodwill for impairment using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s fair value is greater than its carrying value, no further impairment testing is required.

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

During Fiscal Years 2023, 2022 and 2021 we did not record any impairment to our goodwill. During Fiscal Year 2023, we performed a quantitative assessment of goodwill. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

Indefinite-Lived Intangible Assets

Our trade name has been assigned an indefinite life as we currently anticipate that it will contribute cash flows to us indefinitely. Our trade name is reviewed at least annually to determine whether events and circumstances continue to support an indefinite, useful life.

We evaluate our trade name for impairment on an annual basis on the last day of our eleventh fiscal month beginning Fiscal Year 2023 and at the end of each fiscal year prior to Fiscal 2023, or more frequently between annual tests whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Conditions that may indicate impairment include, but are not limited to, significant loss of market share to a competitor, the identification of other impaired assets within a reporting unit, loss of key personnel that negatively and materially has an adverse effect on our operations, the disposition of a significant portion of a reporting unit or a significant adverse change in business climate or regulations.

The Company’s policy is to perform a quantitative analysis of its indefinite-lived intangible assets every three years. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure the fair value of our trade name using the relief-from-royalty method, which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of the royalty and discount rates, and selection of the terminal year multiple.

We did not record any impairment losses related to the trade name during Fiscal Years 2023, 2022 and 2021. During Fiscal Year 2023, we performed a quantitative assessment of our trade name. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

During Fiscal Year 2023, we assessed the carrying values of right-of-use assets and property and equipment as described above. During Fiscal Year 2023, the Company recorded impairment charges of $0.2 million. During Fiscal Year 2022, the Company recorded impairment charges of $0.6 million related primarily to a right-of-use asset relating to revised sublease assumptions of one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019 and $0.8 million due to the Company’s revised outlook on future cash flows at certain store locations. During Fiscal Year 2021, we did not record any impairments related to right-of-use assets and leasehold improvements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Credit Facilities, each of which bear interest at variable rates as defined in the respective agreements described above. As of February 3, 2024, there was an outstanding balance of $168.4 million under the Term Loan Facility. There were no outstanding borrowings under the ABL Facility. We currently do not engage in any interest rate hedging activity. Based on the schedule of outstanding borrowings as of February 3, 2024, a 10% change in our current interest rate would have affected net income by $10.5 million during Fiscal Year 2023.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 3, 2024, the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide such reasonable assurance.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2024.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024, and has expressed an unqualified opinion in their report which appears in the Annual Report.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended February 3, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our Fiscal Year 2023 and is incorporated herein by reference.

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

10.4

Term Loan Credit Agreement, dated as of April 5, 2023, by and among J.Jill, Inc., as holdings, Jill Acquisition LLC, as the borrower, the lenders party thereto from time to time and Jefferies Finance LLC, as administrative agent and as collateral agent (incorporated by reference from Exhibit 10.1 to the Company's 8-K, filed April 05, 2023 (File No. 001-38026)).

10.5

Amendment No. 1 to Term Loan Credit Agreement, dated as of May 10, 2023, among Jill Inc., Jill Acquisition LLC, the lenders party thereto and Jefferies Finance LCC as the administrative and collateral agent. (incorporated by reference from Exhibit 10.2 to the Company's 10-Q, filed June 7, 2023 (File No. 001-38026)).

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

10.10

Amendment No. 6 to ABL Credit Agreement, dated as of May 10, 2023, by and among J.Jill, Inc., Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc. the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent. (incorporated by reference from Exhibit 10.3 to the Company's 10-Q, filed June 7, 2023 (File No. 001-38026)).

10.11*

Amendment No. 7 to ABL Credit Agreement, dated as of December 1, 2023, by and among J.Jill, Inc., Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc. the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent.

10.12

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

10.15

Amendment to Warrant Agreement, amended as of December 4, 2020, by and among J.Jill, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q, filed on December 11, 2020 (File No. 001-38026)).

10.16

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

10.18	Stockholders Agreement, dated as of March 14, 2017 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.19†

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

10.21

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

10.25*†	Form of Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan.

10.26*†	Form of Performance Based Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan.

10.27†

Second Amendment to Offer Letter, dated as of June 2, 2020, by and between James Scully and J.Jill, Inc. (incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K, filled on April 12, 2021 (File No. 001-38026)).

10.28†	Election of Director – Shelley Milano (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K, filed on June 10, 2020 (File No. 001-38026)).

10.29†

Third Amendment to Offer Letter, dated as of September 3, 2020, by and between James Scully and J.Jill, Inc. (incorporated by reference from Exhibit 10.27 to the Company’s Form 10-K, filled on April 12, 2021 (File No. 001-38026)).

10.30†

Employment Agreement, dated as of October 3, 2020, by and between Claire Spofford and J.Jill, Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on February 19, 2021 (File No. 333-253275)).

10.31†

Fourth Amendment to Offer Letter, dated as of December 4, 2020, by and between James Scully and J.Jill, Inc. (incorporated by reference from Exhibit 10.29 to the Company’s Form 10-K, filed on April 12, 2021 (File No. 001-38026)).

10.32†

Restricted Stock Unit Award Agreement, dated February 18, 2021, by and between Claire Spofford and J. Jill, Inc.) (incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed on February 19, 2021 (File No. 333-253275)).

10.33†	Amendment No. 1 Executive Employment Agreement effective February 15, 2024 (incorporated by reference from Exhibit 10.1 to the Company's 10-Q, filed December 5, 2023 (File No. 001-38026)).

21.1	Subsidiaries of J.Jill, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-30826)).

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	J.Jill, Inc. Clawback Policy.

99.1†	J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan. (incorporated by reference from Exhibit 99.1 to the Company’s Form S-8, filed on June 29, 2023 (File No. 333-273016)).

Exhibit Number	Exhibit Description

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page formatted as inline XBRL and contained in Exhibits 101

* Filed herewith.

† Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.Jill, Inc.

Date: April 4, 2024	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claire Spofford	Chief Executive Officer, President and Director (Principal Executive Officer)	April 4, 2024
Claire Spofford

/s/ Mark Webb	Executive Vice President, Chief Financial and Operating Officer (Principal Financial Officer and Principal Operating Officer)	April 4, 2024
Mark Webb

/s/ Michael Rahamim	Chairman of the Board of Directors	April 4, 2024
Michael Rahamim

/s/ James Scully	Director	April 4, 2024
James Scully

/s/ Andrew Rolfe	Director	April 4, 2024
Andrew Rolfe

/s/ Jyothi Rao	Director	April 4, 2024
Jyothi Rao

/s/ Michael Recht	Director	April 4, 2024
Michael Recht

/s/ Michael Eck	Director	April 4, 2024
Michael Eck

/s/ Shelley Milano	Director	April 4, 2024
Shelley Milano

J.Jill, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2

Audited Consolidated Financial Statements
Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Year Ended February 3, 2024, January 28, 2023 and January 29, 2022	F-5
Consolidated Statements of Shareholders’ Equity (Deficit) for the Fiscal Year Ended February 3, 2024, January 28, 2023 and January 29, 2022	F-6
Consolidated Statements of Cash Flows for the Fiscal Year Ended February 3, 2024, January 28, 2023 and January 29, 2022	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

J.Jill, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J.Jill, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 4, 2024 expressed an unqualified opinion.

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

Southfield, Michigan

April 4, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

J.Jill, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J.Jill, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 4, 2024, and our report dated April 4, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

April 4, 2024

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$62,172	$87,053
Accounts receivable	5,042	7,039
Inventories, net	53,259	50,585
Prepaid expenses and other current assets	17,656	15,224
Total current assets	138,129	159,901
Property and equipment, net	54,118	53,497
Intangible assets, net	66,246	73,188
Goodwill	59,697	59,697
Operating lease assets, net	108,203	119,118
Other assets	1,787	1,016
Total assets	$428,180	$466,417
Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$41,112	$39,306
Accrued expenses and other current liabilities	42,283	49,730
Current portion of long-term debt	35,353	3,424
Current portion of operating lease liabilities	36,204	34,527
Total current liabilities	154,952	126,987
Long-term debt, net of discount and current portion	120,595	195,517
Long-term debt, net of discount - related party	—	9,719
Deferred income taxes	10,967	10,059
Operating lease liabilities, net of current portion	103,070	123,101
Other liabilities	1,378	1,253
Total liabilities	390,962	466,636
Commitments and contingencies (see Note 11)
Shareholders’ Equity (Deficit)
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,614,454 and 10,165,361 shares issued and outstanding at February 3, 2024 and January 28, 2023, respectively	107	102
Additional paid-in capital	213,236	212,005
Accumulated deficit	(176,125)	(212,326)
Total shareholders’ equity (deficit)	37,218	(219)
Total liabilities and shareholders’ equity (deficit)	$428,180	$466,417

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	$604,661	$615,268	$585,206
Costs of goods sold (exclusive of depreciation and amortization)	177,261	193,218	190,770
Gross profit	427,400	422,050	394,436
Selling, general and administrative expenses	341,161	341,903	335,716
Impairment of long-lived assets	189	1,413	—
Operating income	86,050	78,734	58,720
Loss on debt refinancing	12,702	—	—
Fair value adjustment of derivative	—	—	2,775
Fair value adjustment of warrants - related party	—	—	56,984
Interest expense, net	22,909	15,946	17,057
Interest expense - related party	1,074	4,114	2,029
Income (loss) before provision for income taxes	49,365	58,674	(20,125)
Income tax provision	13,164	16,499	8,018
Net income (loss) and total comprehensive income (loss)	$36,201	$42,175	$(28,143)
Per share data (Note 14):
Net income (loss) per common share:
Basic	$2.56	$3.03	$(2.26)
Diluted	$2.51	$2.95	$(2.26)
Weighted average common shares:
Basic	14,143,127	13,935,403	12,429,759
Diluted	14,404,470	14,285,035	12,429,759

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(in thousands, except common share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, January 30, 2021	9,631,633	$97	$129,363	$(226,358)	$(96,898)
Vesting of restricted stock	136,187	1	(1)	—	—
Surrender of shares to pay withholding taxes	(38,495)	—	(416)	—	(416)
Equity-based compensation	—	—	2,610	—	2,610
Shares issued to Priming lenders	272,097	2	5,210	—	5,212
Reclass of warrants to equity	—	—	72,981	—	72,981
Net loss	—	—	—	(28,143)	(28,143)
Balance, January 29, 2022	10,001,422	$100	$209,747	$(254,501)	$(44,654)
Vesting of restricted stock units	232,805	2	(2)	—	—
Surrender of shares to pay withholding taxes	(68,866)	—	(1,245)	—	(1,245)
Equity-based compensation	—	—	3,505	—	3,505
Net income	—	—	—	42,175	42,175
Balance, January 28, 2023	10,165,361	$102	$212,005	$(212,326)	$(219)
Vesting of restricted stock units	286,864	2	(2)	—	—
Surrender of shares to pay withholding taxes	(92,398)	—	(2,526)	—	(2,526)
Equity-based compensation	—	—	3,762	—	3,762
Exercise of warrants	254,627	3	(3)	—	—
Net income	—	—	—	36,201	36,201
Balance, February 3, 2024	10,614,454	$107	$213,236	$(176,125)	$37,218

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net Income (loss)	$36,201	$42,175	$(28,143)
Operating activities:
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	22,921	25,753	29,259
Impairment of long-lived assets	189	1,413	—
Adjustment for exited retail stores	(767)	(250)	(1,755)
Loss on disposal of fixed assets	70	267	940
Loss on debt refinancing	12,702	—	—
Noncash interest expense, net	3,519	5,869	4,712
Noncash change in fair value of derivative	—	—	2,775
Noncash change in fair value of warrants - related party	—	—	56,984
Equity-based compensation	3,762	3,505	2,610
Deferred rent incentives	(231)	(558)	(1,040)
Deferred income taxes	908	(645)	(3,131)
Changes in operating assets and liabilities:
Accounts receivable	1,997	(1,228)	1,982
Inventories, net	(2,674)	5,439	2,010
Prepaid expenses and other current assets	(2,432)	8,393	17,579
Accounts payable	1,797	(10,626)	(6,222)
Accrued expenses and other current liabilities	(7,525)	631	5,008
Operating lease assets and liabilities	(6,672)	(6,726)	(8,777)
Other noncurrent assets and liabilities	(452)	1,013	208
Net cash provided by operating activities	63,313	74,425	74,999
Investing activities:
Purchases of property and equipment	(10,689)	(9,189)	(2,197)
Capitalized software	(6,245)	(5,878)	(3,277)
Net cash used in investing activities	(16,934)	(15,067)	(5,474)
Financing activities:
Principal repayments on Term Loan	(6,562)	—	(26,414)
Principal repayments on Priming Term Loan	(201,349)	(7,017)	—
Principal repayments on Subordinated Term Loan-related party	(21,181)	—	—
Proceeds from issuance of Term Loan	164,050	—	—
Third-party debt financing costs	(3,692)	—	—
Borrowings under revolving credit facility	—	—	62,226
Repayments of revolving credit facility	—	—	(73,372)
Surrender of shares to pay withholding taxes	(2,526)	(1,245)	(415)
Net cash used in financing activities	(71,260)	(8,262)	(37,975)
Net change in cash and cash equivalents	(24,881)	51,096	31,550
Cash and cash equivalents:
Beginning of Period	87,053	35,957	4,407
End of Period	$62,172	$87,053	$35,957

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

The Company’s fiscal year ends on the Saturday, in January or February, nearest the last day of January, resulting in an additional week of results every five or six years. Fiscal Year 2023 contained 53-weeks of operations whereas the Fiscal Years 2022 and 2021 contained 52-weeks of operations.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation. On the consolidated statement of cash flows, the Company reclassified amounts for capitalized software purchases for Fiscal Year 2021 from purchases of property and equipment to a separate financial statement line item within investing activities to conform to the current fiscal year presentation of capitalized software purchases. In addition, for Fiscal Year 2022, the Company reclassified certain cloud computing related assets from prepaid expenses and other current assets to other assets in the Company’s consolidated financial statements.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	For the Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Supplemental cash flow information:
Cash paid for interest	$25,948	$11,722	$14,012
Cash paid for taxes	$13,355	$19,686	$9,275
Cash received for income tax refunds	$35	$10,257	$17,930
Noncash investing and financing activities:
Lease assets obtained in exchange for new operating lease liabilities	$—	$1,789	$—
Capital expenditures financed with the ending balance in accounts payable and accrued expenses	$318	$386	$83
Settlement of debt in exchange for shares	$—	$—	$5,211

Segment Reporting

The Company determined its operating segments on the same basis that it assesses performance and makes operating decisions. The Company’s operating segments consist of its Retail and Direct channels, which have been aggregated into one reportable segment.

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company has immaterial sales outside the United States. No customer represents more than 10% of total revenues for any period presented.

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

Inventories

Inventory consists of finished goods held for sale. Inventory is stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from the Company’s manufacturers plus duties, tariffs, inbound freight and commissions. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of February 3, 2024 and January 28, 2023, an inventory reserve of $0.8 million and $2.1 million has been recorded, respectively. The Company sells excess inventory in its stores, on-line at www.jjill.com and occasionally to inventory liquidators.

Inventory from domestic suppliers is recorded when it is received at the distribution center. Inventory from foreign suppliers is recorded when goods are cleared for export on board the ship at the port of shipment.

Property and Equipment

Property and equipment purchases are recorded at cost. Property and equipment is presented net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives of the improvements. The Company capitalizes as property and equipment certain qualified costs incurred in connection with the development of internal-use software. Capitalization of internal-use software begins during the application development stage and ends when the software is available for its intended use. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements that significantly enhance the value and increase the estimated useful life of the asset are capitalized and depreciated over the new estimated useful life. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, and any resulting gains or losses are included in the consolidated statements of operations and comprehensive income. See Note 7. Property and Equipment for additional information.

Estimated useful lives of property and equipment asset categories are as follows:

Furniture, fixtures and equipment	5-7 years
Computer software and hardware	3-7 years
Leasehold improvements	Shorter of estimated useful life or lease term

Capitalized Interest

The cost of interest that is incurred in connection with long-term leasehold improvements and software related projects is capitalized using a weighted average interest rate. These costs are included in property and equipment and amortized over the useful life of the related property or equipment.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in conjunction with an acquisition. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually or more frequently between annual tests when events or changes in circumstances indicate that the carrying value may not be recoverable. Beginning in Fiscal Year 2023, we evaluate goodwill for impairment on an annual basis on the last day of our eleventh fiscal month instead of the end of our fiscal year. The change in the impairment test date from February 3, 2024 to December 30, 2023 will reduce resource constraints that exist in connection with the Company’s year-end close and financial reporting process and it provides for additional time to complete the required impairment testing and aligns with the Company’s long-range planning and forecasting process. This change does not represent a material change to the Company’s method of applying an accounting principle, and therefore does not delay, accelerate, or avoid an impairment charge. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

The Company’s policy is to perform a quantitative analysis every three years. During those years when a quantitative assessment is not performed initially, the Company may assess these assets for impairment using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that an impairment exists, then a quantitative analysis is performed to determine if there is any impairment.

See Note 6. Goodwill and Other Intangible Assets for additional information.

Revenue Recognition

Revenue is primarily derived from the sale of apparel and accessory merchandise through our retail stores and through our website and catalog orders. The Company recognizes revenue when its single performance obligation is met at the time when the control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Revenue from our Retail channel is recognized at the time of sale and revenue from our Direct channel is recognized upon shipment of merchandise to the customer.

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

Outbound shipping costs to customers recorded in selling, general and administrative expenses were $20.2 million, $20.4 million, and $19.5 million for the Fiscal Years 2023, 2022 and 2021, respectively.

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are expensed when the catalog is mailed to the customer (the first time the advertising occurs). Catalog advertising expenses were $17.0 million, $16.8 million, and $14.9 million for the Fiscal Years 2023, 2022 and 2021, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Other advertising costs are recorded as incurred. Other advertising costs recorded were $21.0 million, $22.0 million, and $19.8 million for the Fiscal Years 2023, 2022 and 2021, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

For certain lease agreements, the Company allocates the consideration in the agreement to separate lease components by determining the relative standalone price of separate lease and non-lease components. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels. Variable rental payments are recognized in the consolidated statements of operations and comprehensive income in the period in which the obligation for those payments is incurred. If such variable operating leases arise that include incentives from landlords in the form of cash, the Company will record the full amount of the incentive when specific performance criteria are met as a deferred liability. The deferred liability is amortized into income as a reduction of rent expense over the term of the applicable lease, including options to extend if they are reasonably certain to be exercised. The Company recognizes those liabilities to be amortized within one year as current liability and those greater than one year as long-term liability. For purposes of recognizing these incentives and rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the lease asset to begin amortization, which is generally when the Company takes possession of the asset.

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term debt agreement and the straight-line method for the revolving credit agreement. Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt on the Company’s consolidated balance sheet. From time-to-time the Company could make prepayments on the long-term debt and a portion of the debt issuance costs associated with the prepayment would be accelerated and expensed at that time.

Interest Income

The Company recorded interest income of $2.8 million and $1.2 million for Fiscal Years 2023 and 2022, respectively. For Fiscal Year 2021, the Company recorded an immaterial amount of interest income. Interest income is included in Interest expense, net in the consolidated statements of operations and comprehensive income for Fiscal Years 2023, 2022 and 2021, respectively.

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

Any interest or penalties incurred are recorded in Selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The Company incurred immaterial amounts of interest expense and penalties related to income taxes for Fiscal Years 2023, 2022 and 2021.

Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with equity holders and would normally be recorded in the consolidated statements of shareholders’ equity and the consolidated statements of comprehensive income (loss). The Company’s management has determined that net income (loss) is the only component of the Company’s comprehensive income (loss). Accordingly, there is no difference between net income (loss) and comprehensive income (loss).

Equity-based Compensation

The Company accounts for equity-based compensation for employees and directors by recognizing the fair value of equity-based compensation as an expense in the calculation of net income, based on the grant-date fair value. The Company recognizes equity-based compensation expense in the periods in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments. The fair value of the equity-based awards is determined using either the Black-Scholes option pricing model, Monte Carlo simulation model or the stock price on the date of grant.

All of the equity-based awards granted by the Company during Fiscal Years, 2023, 2022 and 2021 were considered equity-classified awards and compensation expense for these awards was recognized in Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. Forfeitures were recorded as they occurred.

Earnings Per Share

Basic net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. For Fiscal Years 2023 and 2022, respectively, there were 0.3 million of potentially dilutive securities outstanding. For Fiscal Year 2021, there were no potentially dilutive securities outstanding because the Company incurred a Net loss in that fiscal year.

Credit Card Agreement

During Fiscal Year 2023 the Company entered into an amended and restated arrangement with a third party to provide a private label credit card to its customers through January 31, 2031, and will automatically renew thereafter for successive one-year terms, unless either party provides a notice of intention to terminate. The Company does not bear the credit risk associated with the private label credit card at any point prior to the termination of the agreement, at which point the Company would be obligated to purchase the receivables.

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are earned each month. Royalty payments recognized were $2.4 million, $3.9 million, and $3.7 million for the Fiscal Years 2023, 2022 and 2021, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as Selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Reimbursements for costs of marketing programs of $1.3 million, $1.6 million, and $1.3 million were recognized in revenue in Fiscal Years 2023, 2022 and 2021, respectively.

The previous credit card agreement provided a signing bonus to the Company, which was recognized as revenue through August 2023. The amended and restated agreement provided for an upfront payment which is being recorded as revenue on a straight line basis through January 2031. See Note 4. Revenues for additional information related to our signing bonus and upfront payment.

Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees who meet certain age and employment requirements pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, eligible employees may contribute a portion of their pretax annual compensation to the plan, on a tax-deferred basis. The plan operates on a calendar year basis. The Company contributes up to 50% of the first 6% of the gross salary of the employee, which vests over a five-year period. Discretionary contributions made by the Company for the Fiscal Years 2023, 2022 and 2021 were $1.5 million, $1.2 million, and $0.8 million, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions and accounts receivable. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances. The Company evaluates the credit risk associated with accounts receivable to determine if an allowance for estimated credit losses is necessary. As of February 3, 2024 and January 28, 2023, the Company determined that no allowance for estimated credit losses was necessary.

3. Accounting Standards

Recently Issued Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU amends the FASB Accounting Standards Codification in response to the SEC’s disclosure update and simplification initiative. This guidance will be applied prospectively with effective date for each amendment to be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is assessing what impact this guidance will have on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-07, “Segment Reporting, Improvements to Reportable Segment Disclosures”. This ASU enhances the disclosures required about a public entity’s reportable segments in its annual and interim condensed consolidated financial statements. The amendments in this update require additional detailed and enhanced information about reportable segments’ expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on annual basis as well as an explanation of how CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending February 1, 2025 and for interim reporting periods beginning in fiscal year 2026. Early adoption is permitted. The Company is assessing what impact this guidance will have on its disclosures in the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”. This ASU requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (2) removing disclosures that are no longer considered cost beneficial or relevant. The amendments in ASU 2023-09 are effective for the fiscal year ending January 31, 2026. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures in the Company’s consolidated financial statements.

4. Revenues

Disaggregation of Revenue

The Company sells its apparel and accessory merchandise through its Retail and Direct channels. The following table presents revenues disaggregated by revenue source (in thousands):

	For the Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Retail	$323,224	$327,084	$293,570
Direct	281,437	288,184	291,636
Net sales	$604,661	$615,268	$585,206

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Contract liabilities:
Signing bonus (1)	$—	$82
Upfront payment (2)	570	—
Unredeemed gift cards (3)	7,005	7,131
Total contract liabilities	$7,575	$7,213
(1)
The short-term portion of the signing bonus is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheet for Fiscal Year 2022.
(2)
The short-term portion of the upfront payment is included in Accrued expenses and other current liabilities and the long-term portion of the upfront payment is included in Other long-term liabilities on the Company’s consolidated balance sheet for Fiscal Year 2023.
(3)
Revenue recognized for Fiscal Year 2023 related to the contract liability balance as of January 28, 2023 was $4,013.

For the Fiscal Years 2023, 2022 and 2021, the Company recognized approximately $11.1 million, $10.5 million, and $10.6 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

Performance Obligations

As of Fiscal Year 2023, the signing bonus related to the private label credit card agreement was fully amortized.

As of Fiscal Year 2023, the Company has received an upfront payment of $0.6 million relating to the performance obligation to support the marketing and promotion of the private label credit card program. This upfront payment will be amortized to revenue evenly through January 2031.

Practical Expedients and Policy Elections

The Company excludes from revenue all amounts collected from customers for sales taxes that are remitted to taxing authorities.

Shipping and handling activities that occur after control of related goods transfers to the customer are accounted for as fulfillment activities rather than assessing these activities as performance obligations.

The Company does not disclose remaining performance obligations that have an expected duration of one year or less.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following (in thousands):

	February 3, 2024	January 28, 2023
Prepaid rent	$1,921	$1,997
Prepaid catalog costs	1,769	1,977
Prepaid store supplies	1,969	2,044
Prepaid insurance	1,299	1,291
Prepaid software project costs	883	396
Prepaid software maintenance costs	2,322	1,668
Returns reserve asset	2,681	2,503
Corporate income taxes	1,779	361
Other prepaid expenses	2,492	2,440
Other current assets	541	547
Total prepaid expenses and other current assets	$17,656	$15,224

6. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at February 3, 2024 and January 28, 2023, respectively. The Company did not recognize any impairment losses for Fiscal Years 2023, 2022, and 2021. During Fiscal Year 2023, we performed quantitative assessments which resulted in no goodwill impairment. The accumulated goodwill impairment losses as of February 3, 2024 are $137.3 million.

A summary of other intangible assets as of February 3, 2024 and January 28, 2023 is as follows (in thousands):

		February 3, 2024
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	99,334	2,620	32,246
Total intangible assets		$192,300	$99,334	$26,720	$66,246

		January 28, 2023
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	92,392	2,620	39,188
Total intangible assets		$192,300	$92,392	$26,720	$73,188

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

The Company’s policy is to perform a quantitative analysis of goodwill and indefinite-lived intangible assets every three years. During those years when a quantitative assessment is not performed initially, the Company will assess these assets for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that an impairment exists, then a quantitative analysis is performed to determine if there is any impairment.

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

2023 Impairment Tests

During the fourth quarter of Fiscal Year 2023, the Company performed its annual assessment by electing to perform a quantitative assessment (the “2023 Impairment Test”). The 2023 Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill, the relief-from-royalty method for indefinite-lived intangible assets and a recoverability analysis for definite-lived intangible assets. The estimated fair values of the reporting units, indefinite-lived and definite-lived intangible assets were above their carrying values resulting in no impairment of goodwill, the Company’s trade name (indefinite-lived intangible asset) and the Company’s customer list (definite-lived intangible asset). The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of royalty and discount rates and a terminal year multiple. These assumptions are classified as Level 3 inputs. The key assumptions used under the income approach and relief-from-royalty method for the Fiscal Year 2023 Impairment Tests included the following:

•
Future cash flow assumptions - The Company’s projections for its two reporting units, Direct and Retail sales channels, were from historical experience and assumptions regarding future revenue growth and profitability trends. The Company’s analyses incorporated an assumed period of cash flows of 5 years with a terminal value.
•
Discount rate - The discount rate was based on an estimated weighted average cost of capital (“WACC”) for each reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. The WACC used to estimate the fair values of the Company’s reporting units was 20.0%. A 1% change in this discount rate would not result in a goodwill impairment charge.
•
Royalty rate - The royalty rates utilized consider external market evidence and internal financial metrics including a review of available returns after the consideration of property, plant and equipment, working capital and other intangible assets. The royalty rate used to estimate the available returns for the Company’s trade name was 2.0%.

For goodwill and other intangible assets, the Company performed the required impairment tests applying the quantitative approach and no impairments were indicated.

2022 and 2021 Impairments

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

Total amortization expense for these amortizable intangible assets was $6.9 million, $7.5 million, and $8.3 million for the Fiscal Years 2023, 2022 and 2021, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2024	5,231
2025	4,693
2026	4,556
2027	4,418
2028	4,246
Thereafter	9,102
Total	$32,246

7. Property and Equipment

Property and equipment at February 3, 2024 and January 28, 2023 consist of the following (in thousands):

	February 3, 2024	January 28, 2023
Leasehold improvements	$108,741	$100,571
Furniture, fixtures and equipment	48,276	47,081
Computer hardware and software	69,926	59,973
Total property and equipment, gross	226,943	207,625
Accumulated depreciation	(176,546)	(164,267)
	50,397	43,358
Construction in progress	3,721	10,139
Property and equipment, net	$54,118	$53,497

Construction in progress is primarily comprised of leasehold improvements, furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain computer software and hardware.

Capitalized software, subject to amortization, included in property and equipment at February 3, 2024 and January 28, 2023 had a cost basis of approximately $54.6 million and $46.7 million, respectively, and accumulated amortization of $41.3 million and $38.4 million, respectively. As of February 3, 2024 and January 28, 2023, internal use software costs capitalized were $8.9 million and $8.6 million, respectively.

Total depreciation expense recorded within Selling, general and administrative expenses on the Consolidated statements of operations was $16.0 million, $18.2 million, and $21.0 million, for the Fiscal Years 2023, 2022 and 2021, respectively.

During Fiscal Year 2023, the Company recorded $0.2 million of impairment charges associated primarily with leasehold improvements. During Fiscal Year 2022, due to the Company’s revised outlook on future cash flows at certain store locations, the Company incurred noncash impairment charges of $0.8 million related primarily to leasehold improvements and furniture and fixtures at five locations. During Fiscal Year 2021, the Company did not record any impairment charges associated with property and equipment.

For Fiscal Years 2023, the Company capitalized $0.6 million of interest in connection with construction in progress. For Fiscal Year 2022, the Company capitalized an immaterial amount of interest in connection with construction in progress. For Fiscal Year 2021, the Company capitalized interest in connection with construction in progress of $0.1 million.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	February 3, 2024	January 28, 2023
Accrued payroll and benefits	$11,288	$16,378
Accrued returns reserve	7,724	6,702
Gift cards redeemable	7,005	7,131
Accrued professional fees	1,629	2,150
Accrued corporate expenses	2,158	4,830
Accrued retail expenses	2,746	2,589
Taxes, other than income taxes	2,709	2,532
Accrued occupancy	1,285	1,115
Other accrued employee costs	1,557	1,258
Other	4,182	5,045
Total accrued expenses and other current liabilities	$42,283	$49,730

The following table reflects the changes in the accrued returns reserve for the Fiscal Years 2023, 2022 and 2021 (in thousands):

Accrued returns reserve	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended January 29, 2022	$10,676	$132,549	$(132,222)	$11,003
Fiscal Year Ended January 28, 2023	11,003	144,474	(148,775)	6,702
Fiscal Year Ended February 3, 2024	6,702	161,217	(160,195)	7,724

9. Debt

The components of the Company’s outstanding long-term debt at February 3, 2024 and January 28, 2023 were as follows (in thousands):

	At February 3, 2024
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$168,438	$(9,367)	$(3,123)	$155,948
Less: Current portion (including Excess Cash Flow payment)	(35,353)	—	—	(35,353)
Net long-term debt	$133,085	$(9,367)	$(3,123)	$120,595

	At January 28, 2023
	Outstanding Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Priming Term Loan due 2024	$201,349	$(786)	$(1,622)	$198,941
Subordinated Term Loan due 2024	20,548	—	(10,829)	9,719
Totals	221,897	(786)	(12,451)	208,660
Less: Current portion	(3,424)	—	—	(3,424)
Net long-term debt	$218,473	$(786)	$(12,451)	$205,236

The original issuer discount and capitalized fees and expenses are amortized over the related term of the debt.

The Company recorded interest expense related to long-term debt of $23.8 million, $17.7 million, and $15.7 million, in the Fiscal Years 2023, 2022 and 2021, respectively. During the Fiscal Years 2023, 2022 and 2021, $2.8 million, $3.1 million and $2.5 million of debt discount and debt issuance cost related to long-term debt were amortized to interest expense, respectively.

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

In conjunction with the entry into the Term Loan Credit Agreement, the Company paid $3.7 million in third-party fees related to legal, consulting, agent and other fees. Of these costs, $3.1 million were deferred and presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheet as of February 3, 2024 and are amortized through the line item Interest expense in the Company’s consolidated statements of operations and comprehensive income over the term of the Term Loan Credit Agreement using the effective interest method.

The Term Loan Facility is to be repaid in quarterly payments of $2.2 million from July 28, 2023 to May 2, 2025, and $3.3 million from August 1, 2025 to April 28, 2028 with the balance of the Term Loan Facility due upon maturity on May 8, 2028. Additionally, the Term Loan Facility is subject to mandatory repayment, subject to certain exceptions, including (i) 100% of the net proceeds of any incurrence of debt other than debt permitted in the Term Loan Credit Agreement, (ii) 100% of the net cash proceeds of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, and (iii) 95 days after the last day of the Fiscal Year, an annual payment ranging from 25%-75%, based on the First Lien Net Leverage Ratio, of the annual Excess Cash Flow (“ECF”), less certain voluntary prepayments made during the year, as defined in the Term Loan Credit Agreement.

As of February 3, 2024 the Company expects to make an ECF payment of $26.6 million (amounting to 50% of the annual ECF) for Fiscal Year 2023, in accordance with the provisions of the Term Loan Credit Agreement. The amount expected to be repaid is included in the line item “Current portion of long-term debt” in the Company’s consolidated balance sheet.

The Term Loan Facility may be voluntarily prepaid after the one-year anniversary but on or prior to the two-year anniversary, subject to a premium of 3.0% of the aggregate principal amount being prepaid, and after the two-year anniversary without premium.

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

As of February 3, 2024, the Company was in compliance with all covenants.

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

A portion of the transaction was accounted for as a debt modification. As a result, approximately $0.4 million of deferred costs will continue to be deferred and amortized using the effective interest method through May 8, 2028, the maturity date of the Term Loan Facility. These fees are presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets. For repayment of the remaining portion of the Priming Credit Agreement and for the entirety of the Subordinated Credit Agreement, the Company recorded a loss on debt refinancing of $12.7 million of which $9.3 million relates to the Subordinated Credit Agreement, inclusive of the write-off of original issue discount, and deferred debt issuance costs and other fees, in the line item “Loss on debt refinancing” in its consolidated statements of operations and comprehensive income (loss) and in the consolidated statement of cash flows for the Fiscal Year Ended February 3, 2024. No debt refinancing gains or losses were recognized for the Fiscal Years Ended January 28, 2023, and January 29, 2022, respectively.

The Company was in compliance with all covenants in effect under the Priming Credit Agreement and the Subordinated Credit Agreement at the time of their repayment and for the Fiscal Year ended January 28, 2023.

Asset-Based Revolving Credit Agreement

On May 8, 2015, the Company entered into a five-year secured $40.0 million asset-based revolving credit facility agreement (the “ABL Facility”). The ABL Facility had an initial maturity of May 8, 2020. On June 12, 2019, this ABL Facility was amended to extend the termination date to May 8, 2023.

On April 15, 2022, the Company entered into an amendment to the ABL Facility, whereby (i) the maturity date of the ABL Facility was extended from May 8, 2023 to May 8, 2024, and (ii) changed the benchmark interest rate applicable to the loans under the ABL Facility from LIBOR to the forward-looking secured overnight financing rate (“Term SOFR”).

On May 10, 2023, the Company entered into Amendment No. 6 to the ABL Credit Agreement, by and among the Company, J.Jill Gift Card Solutions, the other guarantors party thereto the other lenders party thereto, and CIT Finance LLC, as the administrative agent and collateral agent. This amendment extended the maturity date of the ABL Credit Agreement from May 8, 2024 to May 10, 2028 (or 180 days prior to the maturity date of the Company’s Term Loan Credit Agreement if the maturity date of such Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement). The other terms and conditions of the ABL Facility remain substantially unchanged. The benchmark interest rate applicable to the loans under the ABL Facility is the forward-looking secured overnight financing rate.

On December 1, 2023, the Company entered into Amendment No. 7 (the “ABL Amendment”) to the ABL Credit Agreement, by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc. (collectively, the “Borrowers”), the other guarantors party thereto, the other lenders party thereto, and CIT Finance LLC, as the administrative agent and collateral agent. The ABL Amendment made a technical revision for administrative purposes which removed the requirement for a Borrower’s non-negotiable bill of lading, non-negotiable sea waybill or other similar shipping document (each a “Non-Negotiable Document”) to state on its face that the inventory that is subject to such Non-Negotiable Document is subject to the lien of the administrative agent. In connection with removing this requirement, a $500,000 in-transit inventory reserve amount will be applied to eligible in-transit inventory on the borrowing base certificate during any period in which excess liability is less than $5.0 million. This increase in the reserve decreases the borrowing base by the same amount during an in- transit inventory reserve period.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of February 3, 2024 and January 28, 2023. During the fiscal year ended February 3, 2024, no amount was drawn or outstanding under the ABL Facility. Based on the terms of the agreement and the increase for the letters of credit, the Company’s available borrowing capacity under the ABL Facility as of February 3, 2024 and January 28, 2023 was $34.2 million and $30.0 million, respectively.

The Company incurred an immaterial amount of interest expense related to the ABL facility for Fiscal Years 2023 and 2022, respectively. The Company recorded interest expense related to the ABL Facility of $0.4 million in Fiscal Year 2021.

In the Fiscal Years 2023 and 2022, there were no debt issuance costs related to the ABL Facility amortized to interest expense.

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting (including with respect to liquidity), financial and other covenants. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, make advances, investments and loans or modify its organizational documents. The ABL Facility also includes certain financial maintenance covenants, including a requirement to maintain a fixed charge coverage ratio greater than or equal to 1.00:1.00 if availability under the ABL Facility is less than specified levels. As of February 3, 2024 and January 28, 2023, the Company was in compliance with all financial covenants in effect.

If an event of default occurs under the ABL Facility, the Company’s obligations may be accelerated. In addition, a 2.00% interest surcharge will be imposed on overdue amounts.

Letters of Credit

As of February 3, 2024 and January 28, 2023, there were outstanding letters of credit of $5.8 million and $7.0 million, respectively, which reduced the availability under the ABL Facility. As of February 3, 2024, the maximum commitment for letters of credit was $10.0 million. Letters of credit accrue interest at a rate equal to the applicable margin with respect to revolving loans maintained as Term SOFR loans under the ABL facility. The Company primarily used letters of credit to secure payment of workers’ compensation claims and customs bonds. Letters of credit are generally obtained for a one-year term and automatically renew annually and would only be drawn upon if the Company fails to comply with its contractual obligations.

Payments of Long-term Debt Obligations Due by Period

As of February 3, 2024, minimum future principal amounts payable under the Company’s outstanding long-term debt are as follows (in thousands):

Fiscal Year	Term Loan Credit Agreement
2024 (including Excess Cash Flow payment)	35,353
2025	12,031
2026	13,125
2027	13,125
2028	94,804
$168,438

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

The following tables present the carrying value and fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of February 3, 2024 and January 28, 2023, respectively (in thousands):

		Fair Value as of February 3, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$155,948	$—	$161,871	$—
Total financial instruments not carried at fair value	$155,948	$—	$161,871	$—

		Fair Value as of January 28, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$208,660	$—	$223,616	$—
Total financial instruments not carried at fair value	$208,660	$—	$223,616	$—

The Company’s debt instruments include the Term Loan Credit Agreement as of February 3, 2024, and the Priming Credit Agreement and Subordinated Credit Agreement as of January 28, 2023. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

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

11. Commitments and Contingencies

Legal Proceedings

The Company is subject to various legal proceedings that arise in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that the Company is presently party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company’s financial statements. The Company establishes reserves for specific legal matters, including legal costs, when the Company determines that the likelihood of an unfavorable outcome is probable, and the loss is reasonably estimable.

Concentration Risk

An adverse change in the Company’s relationships with its key suppliers, or loss of the supply of one of the Company’s key products for any reason, could have a material effect on the business and results of operations of the Company. One supplier accounted for 12.6% of the Company’s purchases during Fiscal Year 2023. There are many potential suppliers in the industry that could become a supplier if we were to lose one of our large suppliers.

Other Commitments

The Company enters into other cancelable and noncancelable commitments. Typically, these commitments are for less than one year in duration and are principally for the procurement of inventory. Preliminary commitments with the Company’s merchandise vendors are made approximately six months in advance of the planned receipt date.

12. Operating Leases

As of February 3, 2024, the Company leased certain retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels and month-to-month leases.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion. As of February 3, 2024, the Company included options to renew that are reasonably certain to be exercised in the operating lease assets and liabilities.

The Company maintained a tenant incentive liability of $0.3 million and $0.5 million as of February 3, 2024 and January 28, 2023, respectively, related to certain variable retail leases.

The components of lease expense were as follows (in thousands):

		For the Fiscal Year Ended
Lease Cost	Classification	February 3, 2024	January 28, 2023	January 29, 2022
Operating lease cost	SG&A Expenses	$39,102	$38,713	$40,538
Variable lease cost	SG&A Expenses	3,089	3,006	1,354
Total lease cost		$42,191	$41,719	$41,892

For Fiscal Year 2022, noncash impairment charges of $0.6 million related primarily to a right-of-use asset arose from the revised sublease assumptions relating to one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019. There were no impairments recorded in Fiscal Years 2023 and 2021.

For the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022, total common area maintenance expense was $13.2 million, $13.1 million and $14.6 million, respectively.

For the fiscal years ended February 3, 2024 and January 28, 2023, the total cash paid for amounts included in the measurement of operating lease liabilities was $45.1 million and $41.5 million, respectively.

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

Lease Term and Discount Rate	February 3, 2024
Weighted-average remaining lease term (in years)
Operating leases	4.8
Weighted-average discount rate
Operating leases	6.8%

Maturities of lease liabilities as of February 3, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2024	40,778
2025	36,846
2026	32,061
2027	19,997
2028	14,427
Thereafter	20,410
Subtotal	164,519
Less: Imputed interest	25,245
Present value of lease liabilities	$139,274
(1)
There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

13. Income Taxes

The provision (benefit) for income taxes for the Fiscal Years 2023, 2022, and 2021 consists of the following (in thousands):

	For the Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Current
U.S. Federal	$9,148	$14,562	$9,790
State and local	3,108	2,582	1,359
Total current	12,256	17,144	11,149
Deferred tax benefit
U.S. Federal	1,971	(985)	(1,913)
State and local	(1,063)	340	(1,218)
Total deferred tax expense (benefit)	908	(645)	(3,131)
Total income tax provision	$13,164	$16,499	$8,018

The effective tax rate for the fiscal year ended February 3, 2024 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, the impact of executive compensation limitations and valuation allowance changes.

A reconciliation of the federal statutory income tax rate of 21% to the Company’s effective tax rate is as follows for the periods presented:

	For the Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax effect	6.0%	6.1%	(14.7)%
Fair market value of warrants and derivative	-%	-%	(59.9)%
Disallowed interest	1.8%	-%	-%
Disallowed officer compensation	2.5%	2.1%	(6.0)%
Net operating loss CARES ACT benefit	-%	-%	0.3%
Valuation allowance	(2.7)%	(2.2)%	14.1%
Equity-based compensation expense	(1.6)%	(0.3)%	4.4%
Charitable contributions	(0.2)%	(0.2)%	0.6%
Tax return to provision adjustments	0.1%	1.5%	(0.2)%
Other	(0.2)%	0.1%	0.6%
Effective tax rate	26.7%	28.1%	(39.8)%

The components of deferred tax assets (liabilities) were as follows (in thousands):

	February 3, 2024	January 28, 2023
Deferred tax assets
Accrued expenses	$3,981	$5,155
Net operating loss and interest carryforwards	1,367	713
Start-up costs	351	409
Debt issuance costs	—	895
Lease liabilities	35,643	40,921
Total deferred tax assets, gross	41,342	48,093
Less: Deferred tax valuation allowances	—	(1,350)
Total deferred tax assets net of valuation allowances	41,342	46,743
Deferred tax liabilities
Inventory	(714)	(1,050)
Lease assets	(27,883)	(30,958)
Fixed assets	(6,394)	(5,939)
Intangible assets	(16,823)	(18,336)
Prepaid expenses	(495)	(519)
Total deferred tax liabilities	(52,309)	(56,802)
Net deferred tax liabilities	$(10,967)	$(10,059)

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets on a quarterly basis. During the fiscal year ended February 3, 2024, the Company reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including continued strong historical profits since the fiscal year 2021 emergence from the COVID-19 pandemic and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, management determined it was more likely than not that the Company will realize all of its deferred tax assets as of the fiscal year ended February 3, 2024. As such, the Company has released its valuation allowance on its state deferred tax assets that are expected to be utilized in future years during the fiscal year ended February 3, 2024. The Company’s total deferred tax asset balance subject to a valuation allowance analysis was $1.4 million as of fiscal year ended January 28, 2023.

As of February 3, 2024, the Company does not have a federal net operating loss carryforward. The Company has $0.4 million of state net operating loss carryforwards that would expire if unutilized by 2031. The Company has $0.8 million and $0.3 million of federal and state business interest carryforwards, respectively, available to offset future taxable income. These carryforwards can be carried forward indefinitely for federal and state tax purposes.

The following table summarizes the changes in the Company’s unrecognized income tax benefits for Fiscal Years 2023, 2022 and 2021 (in thousands):

	For the Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Balance at the beginning of the period	$425	$399	$336
(Decreases) Increases for tax positions related to prior periods	(298)	26	63
Balance at the end of the period	$127	$425	$399

The Company had gross unrecognized tax benefits of $0.1 million, $0.4 million and $0.4 million as of February 3, 2024, January 28, 2023 and January 29, 2022, respectively, recorded in Other liabilities on the consolidated balance sheets. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of February 3, 2024, no significant amount of penalties or interest have been accrued.

For federal and state income tax purposes, the Company’s tax years remain open under statute for Fiscal Year 2016 to present.

14. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per common share for the Fiscal Years 2023, 2022 and 2021 (in thousands, except share and per share data):

	For the Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Numerator
Net income (loss)	$36,201	$42,175	$(28,143)
Denominator
Weighted average number of common shares outstanding	10,561,652	10,124,962	9,886,343
Assumed exercise of warrants	3,581,475	3,810,441	2,543,416
Weighted average common shares, basic	14,143,127	13,935,403	12,429,759
Dilutive effect of equity compensation awards	261,343	349,632	—
Weighted average common shares, diluted	14,404,470	14,285,035	12,429,759
Net income (loss) per common share, basic	$2.56	$3.03	(2.26)
Net income (loss) per common share, diluted	$2.51	$2.95	$(2.26)

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, there were 57,914, 106,137, and 700,207 such awards excluded for the Fiscal Years 2023, 2022 and 2021, respectively.

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

On June 29, 2023, the Company registered an additional 750,000 shares of its common stock at par value of $0.01 per share. The A&R Plan has 2,043,453 shares of common stock reserved for issuance to awards granted by the Committee. As of February 3, 2024, there were an aggregate of 1,118,164 shares remaining for future issuance.

During Fiscal Year 2023, the Committee approved and granted restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the A&R Plan.

Equity-based compensation expense for all award types of $3.8 million, $3.5 million, and $2.6 million was recorded in the Selling, general and administrative expenses in the consolidated statement of operations and comprehensive income for Fiscal Years 2023, 2022 and 2021, respectively.

Restricted Stock Units

During Fiscal Years 2023 and 2022, the Committee granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. During Fiscal Year 2021, the Committee granted RSUs which vest 25% each year, over four years from the grant date. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. For Fiscal Years 2023, 2022 and 2021, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSUs award activity, for Fiscal Year 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 28, 2023	678,510	$11.78
Granted	96,672	$25.14
Vested	(286,864)	$12.44
Forfeited	(30,019)	$13.03
Unvested units outstanding at February 3, 2024	458,299	$14.15

As of February 3, 2024, there was $3.9 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 1.6 years. The total fair value of RSUs vested during Fiscal Years 2023, 2022, and 2021 was $3.6 million, $3.0 million, and $1.9 million, respectively.

Performance Stock Units

During Fiscal Year 2023, the Company granted PSUs, a portion of which are based on achieving an Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient provided the employee continues to provide services to the Company throughout the three year performance period of the award. For Adjusted EBITDA based PSUs, the number of units earned will be determined based on the achievement of the predetermined Adjusted EBITDA goals at the end of each performance year, and for TSR based PSUs, the number of units earned will be determined based on the achievement of the predetermined TSR growth goal at the end of the performance period. The TSR is based on J.Jill’s 30-trading day average beginning and closing price of the three-year performance period, assuming the reinvestment of dividends. Depending on the performance results based on Adjusted EBITDA and TSR, the actual number of shares that a grant recipient receives at the end of the vesting period may range from 0% to 200% of the Target Shares granted. PSUs are converted into shares of common stock upon vesting, under the terms of the A&R Plan.

The fair value of the PSUs granted during Fiscal Year 2023 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated on the grant date using a Monte Carlo simulation with the below noted assumptions:

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

The following table summarizes the PSU awards activity for Fiscal Year 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 28, 2023	—	—
Granted	65,928	$30.50
Forfeited	(3,514)	$30.50
Unvested units outstanding at February 3, 2024	62,414	$30.50

As of February 3, 2024, there was $1.5 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.0 years.

Stock Options

During Fiscal Years 2018 and 2017, the Committee granted stock options under the A&R Plan. Stock options are granted to purchase ordinary shares at prices as determined by the Committee, but in no event shall the exercise price be less than the fair market value of the common stock at the time of grant. Options generally vest in equal installments over a four-year period. Options expire not more than 10 years from the date of grant. The grant date fair value of options is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recorded as incurred.

As of February 3, 2024, there was no unrecognized compensation cost related to stock options as all options were fully vested. The Company did not grant, forfeit or exercise any stock options during Fiscal Year 2023. As of February 3, 2024, the outstanding and exercisable stock options have a weighted average grant date fair value of $30.17, weighted average exercise price of $59.85 and a weighted average remaining contractual term of 3.3 years.

Employee Stock Purchase Plan (the “Purchase Plan”)

The Company established the Purchase Plan during Fiscal Year 2017, under which a maximum of 40,000 shares of common stock may be purchased by eligible employees as defined by the Purchase Plan. As of February 3, 2024, January 28, 2023 and January 29, 2022, there were 2,344 shares authorized and available for future issuance under the Purchase Plan. As of February 3, 2024, the Purchase Plan remains suspended due to an inadequate number of authorized and available shares.

16. Related Party Transactions

TowerBrook Capital Partners LP (“TowerBrook”) controls a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the New York Stock Exchange (the “NYSE”) corporate governance standards.

On September 30, 2020, the Company entered into the Subordinated Facility, with a group of lenders that includes certain affiliates of TowerBrook and our Chairman of the board of directors. As of April 5, 2023, the Subordinated Facility was repaid in full. Refer to Note 9. Debt for additional information on repayment of the Subordinated Facility.

In the consolidated statements of operations and comprehensive income, in association with the Subordinated Facility, the Company incurred $1.1 million, $4.1 million and $2.0 million of Interest expense – related party during Fiscal Years 2023, 2022 and 2021, respectively. In the Company’s consolidated balance sheet, the Company had no accrued interest expense as of February 3, 2024 and $0.4 million as of January 28, 2023, related to the Subordinated Facility.

During the Fiscal Years 2023, 2022 and 2021, the Company incurred an immaterial amount of other related party transactions.