Form 10-Q
period 2024-05-04
J.Jill, Inc.
filed 2024-06-07
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

As of June 3, 2024 the registrant had 10,747,847 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 4, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$77,117	$62,172
Accounts receivable	10,914	5,042
Inventories, net	53,145	53,259
Prepaid expenses and other current assets	17,676	17,656
Total current assets	158,852	138,129
Property and equipment, net	52,083	54,118
Intangible assets, net	64,638	66,246
Goodwill	59,697	59,697
Operating lease assets, net	106,107	108,203
Other assets	2,525	1,787
Total assets	$443,902	$428,180
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,687	$41,112
Accrued expenses and other current liabilities	46,834	42,283
Current portion of long-term debt	35,353	35,353
Current portion of operating lease liabilities	34,701	36,204
Total current liabilities	158,575	154,952
Long-term debt, net of discount and current portion	119,079	120,595
Deferred income taxes	11,107	10,967
Operating lease liabilities, net of current portion	100,684	103,070
Other liabilities	1,345	1,378
Total liabilities	390,790	390,962
Commitments and contingencies (see Note 11)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 10,747,847 and 10,614,454 shares issued and outstanding at May 4, 2024 and February 3, 2024, respectively	107	107
Additional paid-in capital	212,434	213,236
Accumulated deficit	(159,429)	(176,125)
Total shareholders’ equity	53,112	37,218
Total liabilities and shareholders’ equity	$443,902	$428,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	$161,513	$150,246
Costs of goods sold (exclusive of depreciation and amortization)	43,776	41,880
Gross profit	117,737	108,366
Selling, general and administrative expenses	89,112	82,972
Impairment of long-lived assets	253	—
Operating income	28,372	25,394
Loss on debt refinancing	—	12,702
Interest expense	6,436	5,627
Interest expense - related party	—	1,074
Interest income	988	570
Income before provision for income taxes	22,924	6,561
Income tax provision	6,228	1,965
Net income and total comprehensive income	$16,696	$4,596
Per share data (Note 8):
Net income per common share:
Basic	$1.17	$0.33
Diluted	$1.16	$0.32
Weighted average common shares:
Basic	14,256,928	14,063,409
Diluted	14,395,197	14,322,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, February 3, 2024	10,614,454	$107	$213,236	$(176,125)	$37,218
Vesting of restricted stock units	201,827	2	(2)	—	—
Surrender of shares to pay withholding taxes	(68,434)	(2)	(2,054)	—	(2,056)
Equity-based compensation	—	—	1,254	—	1,254
Net income	—	—	—	16,696	16,696
Balance, May 4, 2024	10,747,847	$107	$212,434	$(159,429)	$53,112

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, January 28, 2023	10,165,361	$102	$212,005	$(212,326)	$(219)
Vesting of restricted stock units	227,237	2	(2)	—	—
Surrender of shares to pay withholding taxes	(66,423)	—	(1,930)	—	(1,930)
Equity-based compensation	—	—	878	—	878
Exercise of warrants	254,627	3	(3)	—	—
Net income	—	—	—	4,596	4,596
Balance, April 29, 2023	10,580,802	$107	$210,948	$(207,730)	$3,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net income	$16,696	$4,596
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,825	5,568
Impairment of long-lived assets	253	—
Adjustment for exited retail stores	(509)	—
Loss on disposal of fixed assets	6	20
Loss on debt refinancing	—	12,702
Noncash interest expense, net	681	1,562
Equity-based compensation	1,254	878
Deferred rent incentives	(32)	(32)
Deferred income taxes	140	(103)
Changes in operating assets and liabilities:
Accounts receivable	(5,872)	(1,114)
Inventories, net	114	(3,203)
Prepaid expenses and other current assets	(20)	(138)
Accounts payable	438	1,502
Accrued expenses and other current liabilities	4,560	(11,276)
Operating lease assets and liabilities	(1,284)	(1,553)
Other noncurrent assets and liabilities	(751)	(1,550)
Net cash provided by operating activities	21,499	7,859
Investing activities:
Purchases of property and equipment	(1,732)	(1,504)
Capitalized software	(580)	(1,421)
Net cash used in investing activities	(2,312)	(2,925)
Financing activities:
Principal repayments on Term Loan	(2,188)	—
Principal repayments on Priming Term Loan	—	(201,349)
Principal repayments on Subordinated Term Loan - related party	—	(21,181)
Proceeds from issuance of Term Loan	—	164,050
Third-party debt financing costs	—	(3,686)
Surrender of shares to pay withholding taxes	(2,054)	(1,930)
Net cash used in financing activities	(4,242)	(64,096)
Net change in cash and cash equivalents	14,945	(59,162)
Cash and cash equivalents:
Beginning of Period	62,172	87,053
End of Period	$77,117	$27,891

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K (the “2023 Annual Report”) for the fiscal year ended February 3, 2024 (“Fiscal Year 2023”) in preparing these unaudited interim condensed consolidated financial statements. J.Jill operates on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending February 1, 2025 (“Fiscal Year 2024”) is comprised of 52 weeks and Fiscal Year 2023 was comprised of 53 weeks.

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 3, 2024 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended May 4, 2024 are not necessarily indicative of future results or results to be expected for Fiscal Year 2024. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2023 Annual Report.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation.

On the condensed consolidated statements of operations and comprehensive income, the Company reclassified amounts for interest income for the thirteen weeks ended April 29, 2023 from Interest expense, net to a separate financial statement line item to conform with the current presentation for the thirteen weeks ended May 4, 2024.

On the consolidated statement of cash flows, the Company reclassified approximately $1.0 million of prepaid software project costs from Prepaid expenses and other current assets to Other assets for the thirteen weeks ended April 29, 2023. For further details refer “Cloud-Based Software Arrangements” below under Note 2. Summary of Significant Accounting Policies.

Correction of Immaterial Error

The Company had previously recorded processing fee income related to customer sales returns as a contra expense within Selling, general and administrative expenses rather than as a component of Net sales in the condensed consolidated statements of operations and comprehensive income. Beginning in Fiscal Year 2024, the Company will record this revenue as a component of Net sales within the Direct channel. The Company reclassified this income for the thirteen weeks ended April 29, 2023, which increased previously reported Net sales and Selling, general and administrative expenses by $0.8 million. The Company has concluded that the reclassification of this income was immaterial to the prior period financial statements.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes the direct costs of sold merchandise, which include customs, taxes, duties, commissions and inbound shipping costs, inventory shrinkage, adjustments and reserves for excess, aged and obsolete inventory. COGS does not include distribution center costs and allocations of indirect costs, such as occupancy, depreciation, amortization, or labor and benefits.

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

Cloud-Based Software Arrangements

The costs incurred to implement cloud computing arrangements hosted by third party vendors are capitalized when incurred during the application development phase, and recognized as Prepaid expenses and other current assets for the current portion or Other assets for the long-term portion. Implementation costs are subsequently amortized on a straight-line basis over the expected term of the related cloud service, beginning on the date the related software or module is ready for its intended use. The amortization of cloud-based software implementation costs is recorded as a component of Selling, general, and administrative expenses, the same line item as the expense for the associated hosting arrangement. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Changes in cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.

For the thirteen weeks ended May 4, 2024, the Company amortized $0.2 million of cloud-based software implementation costs. For the thirteen weeks ended April 29, 2023, the Company amortized an immaterial amount of cloud-based software implementation costs.

As of May 4, 2024, the Company had $3.0 million of gross capitalized cloud-based software implementation costs and $0.2 million of related accumulated amortization, for a net balance of $2.8 million, made up of $1.0 million recorded within Prepaid expenses and other current assets and $1.8 million recorded within Other assets on the Company’s consolidated balance sheets.

As of February 3, 2024, the Company had $2.5 million of gross capitalized cloud-based software implementation costs and $0.6 million of related accumulated amortization, for a net balance of $1.9 million, made up of $0.9 million recorded within Prepaid expenses and other current assets and $1.0 million recorded within Other assets on the Company’s consolidated balance sheets.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU amends the FASB ASC in response to the SEC’s disclosure update and simplification initiative. This guidance will be applied prospectively with effective date for each amendment to be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the related disclosures from Regulation S-X or Regulation S-K, the pending amendments will not become effective for any entity. The Company is assessing what impact this guidance will have on its disclosures in the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting, Improvements to Reportable Segment Disclosures”. This ASU enhances the disclosures required about a public entity’s reportable segments in its annual and interim condensed consolidated financial statements. The amendments in this update require additional detailed and enhanced information about reportable segments’ expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on annual basis as well as an explanation of how CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending February 1, 2025 and for interim reporting periods beginning in fiscal year 2026. Early adoption is permitted. The Company is assessing what impact this guidance will have on its disclosures in the Company’s consolidated financial statements.

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

	For the Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Retail	$85,607	$82,204
Direct	75,906	68,042
Net sales	$161,513	$150,246

Performance Obligations

The Company has a remaining performance obligation of $0.5 million related to an upfront payment to support the marketing and promotion of the private label credit card program. This upfront payment will be amortized to revenue evenly through January 2031.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	May 4, 2024	February 3, 2024
Contract liabilities:
Upfront Payment (1)	547	570
Unredeemed gift cards (2)	5,792	7,005
Total contract liabilities	$6,339	$7,575

(1)
The short-term portion of the upfront payment is included in Accrued expenses and other current liabilities and the long-term portion of the upfront payment is included in Other long-term liabilities on the Company’s consolidated balance sheets.
(2)
Revenue recognized for the thirteen weeks ended May 4, 2024 related to the contract liability balance as of February 3, 2024 was $1,988.

The Company recognized approximately $2.9 million of revenue related to gift card redemptions and breakage for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

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

4. Asset Impairments

Long-lived Asset Impairments

For the thirteen weeks ended May 4, 2024, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method. The Company recorded noncash impairment charges of $0.3 million related to leasehold improvements at certain store locations primarily due to the actual performance at these locations. The Company did not record any impairment for the thirteen weeks ended April 29, 2023.

Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at May 4, 2024 and February 3, 2024, respectively. The accumulated goodwill impairment losses as of May 4, 2024 were $137.3 million.

A summary of other intangible assets as of May 4, 2024 and February 3, 2024 is as follows (in thousands):

		May 4, 2024
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	100,942	2,620	30,638
Total intangible assets		$192,300	$100,942	$26,720	$64,638

		February 3, 2024
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	99,334	2,620	32,246
Total intangible assets		$192,300	$99,334	$26,720	$66,246

Total amortization expense for these amortizable intangible assets was $1.6 million and $1.7 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.

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

During the thirteen weeks ended May 4, 2024 and April 29, 2023, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt at May 4, 2024 and February 3, 2024 were as follows (in thousands):

	At May 4, 2024
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$166,250	$(8,864)	$(2,954)	$154,432
Less: Current portion (including Excess Cash Flow payment)	(35,353)	—	—	(35,353)
Net long-term debt	$130,897	$(8,864)	$(2,954)	$119,079

	At February 3, 2024
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$168,438	$(9,367)	$(3,123)	$155,948
Less: Current portion (including Excess Cash Flow payment)	(35,353)	—	—	(35,353)
Net long-term debt	$133,085	$(9,367)	$(3,123)	$120,595

Term Loan Credit Agreement

The Company is party to a secured $175.0 million term loan credit agreement (the “Term Loan Credit Agreement” and, such facility, the “Term Loan Facility”), dated April 5, 2023, by and among the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent, with a maturity date of May 8, 2028.

The Term Loan Facility is to be repaid in quarterly payments of $2.2 million from July 28, 2023 to May 2, 2025, and $3.3 million from August 1, 2025 to April 28, 2028 with the balance of the Term Loan Facility due upon maturity on May 8, 2028.

Subsequent to May 4, 2024, on May 10, 2024, the Company made a voluntary principal prepayment on the Term Loan Credit Agreement of $58.2 million. Together with the required quarterly payment of $2.2 million that the Company made on April 26, 2024, the Company has repaid $60.4 million of debt under the Term Loan Credit Agreement in Fiscal Year 2024. In addition, the Company paid a $1.7 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $0.8 million towards interest in accordance with the provisions of the Term Loan Credit Agreement. The voluntary prepayment was in lieu of the Excess Cash Flow (“ECF”) payment of $26.6 million, which was rejected by the lenders as permitted under the provisions of the Term Loan Credit Agreement.

In connection with the voluntary principal prepayment discussed above, in May 2024, the Company will recognize a loss of approximately $5.9 million, consisting of $4.2 million of accelerated amortization of the discount and fees and $1.7 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income. Following the voluntary prepayment, the remaining Term Loan Facility principal balance will be $108.1 million, which is to be repaid in three quarterly principal payments of $2.2 million through January 31, 2025, with the remaining balance of $101.5 million to be paid upon maturity on May 8, 2028. The remaining unamortized discount and fees will be $7.7 million, which will continue to be amortized over the remaining term through May 8, 2028.

As of May 4, 2024, the Company was in compliance with all covenants.

Priming and Subordinated Term Loans

The Company was party to a priming and a subordinated credit agreement, dated as of September 30, 2020, by and among J.Jill, Inc., Jill Acquisition LLC, as the borrower, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (as amended, the “Subordinated Credit Agreement” and, such facility, the Subordinated Facility), until it was repaid in full on April 5, 2023.

Asset-Based Revolving Credit Agreement

The Company is party to a secured $40.0 million asset-based revolving credit facility agreement (the “ABL Credit Agreement” and, such facility, the “ABL Facility”), as amended, with a maturity date of May 10, 2028 (or 180 days prior to the maturity date of the Company’s Term Loan Credit Agreement if the maturity date of such Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement).

The Company had no short-term borrowings under the Company’s ABL Facility as of May 4, 2024 and February 3, 2024. The Company’s available borrowing capacity under the ABL Facility as of May 4, 2024 and February 3, 2024 was $35.7 million and $34.2 million, respectively.

As of May 4, 2024 and February 3, 2024, there were outstanding letters of credit of $4.3 million and $5.8 million, respectively, which reduced the availability under the ABL Facility. As of May 4, 2024, the maximum commitment for letters of credit was $10.0 million.

As of May 4, 2024, the Company was in compliance with all covenants.

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

The following table presents the carrying value and fair value hierarchy for debt as of May 4, 2024 and February 3, 2024, respectively (in thousands):

		Fair Value as of May 4, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$154,432	$—	$161,650	$—
Total financial instruments not carried at fair value	$154,432	$—	$161,650	$—

		Fair Value as of February 3, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$155,948	$—	$161,871	$—
Total financial instruments not carried at fair value	$155,948	$—	$161,871	$—

The Company’s debt instruments include the Term Loan Credit Agreement. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

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

7. Income Taxes

The Company recorded an income tax provision of $6.2 million and $2.0 million during the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. The effective tax rate was 27.2% for the thirteen weeks ended May 4, 2024, and 29.9% for the thirteen weeks ended April 29, 2023.

The effective tax rate for the thirteen weeks ended May 4, 2024 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and executive compensation limitations. The effective tax rate for the thirteen weeks ended April 29, 2023 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses.

8. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Numerator
Net income	$16,696	$4,596
Denominator
Weighted average number of common shares outstanding	10,692,241	10,431,506
Assumed exercise of warrants	3,564,687	3,631,903
Weighted average common shares, basic	14,256,928	14,063,409
Dilutive effect of equity compensation awards	138,269	259,197
Weighted average common shares, diluted	14,395,197	14,322,606
Net income per common share, basic	$1.17	$0.33
Net income per common share, diluted	$1.16	$0.32

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 279,786 and 35,195 shares for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

For the thirteen weeks ended May 4, 2024 and April 29, 2023, warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non-substantive in relation to the fair value of the common shares to be issued upon exercise. In accordance with the terms of the warrant agreement, dated as of October 2, 2020, as amended on December 4, 2020, in the event of a dividend payment on the shares of common stock, the exercise ratio in effect immediately following the record date of such dividend distribution date shall be proportionately adjusted to give effect to the total number of shares of common Stock constituting such dividend.

9. Equity-Based Compensation

The J.Jill, Inc. Omnibus Equity Incentive Plan, as amended and restated on June 1, 2023 (the “A&R Plan”), reserves a maximum 2,043,453 shares of common stock for issuance upon exercise of options, or in respect of granted awards. As of May 4, 2024, the A&R Plan had an aggregate of 846,607 shares remaining for future issuance pursuant to awards that may be granted by the Board of Directors (the “Board”).

During the thirteen weeks ended May 4, 2024 and April 29, 2023, the Board approved and granted restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the A&R Plan.

Restricted Stock Units

For the thirteen weeks ended May 4, 2024 and April 29, 2023, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. In the event of any issuance of a cash dividend on the shares of Common stock, the participant shall be credited with dividend equivalent RSUs, which are subject to the same vesting terms as the RSUs. For the thirteen weeks ended May 4, 2024 and April 29, 2023, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the thirteen weeks ended May 4, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 3, 2024	458,299	$14.15
Granted	207,205	$32.55
Vested	(201,827)	$12.20
Unvested units outstanding at May 4, 2024	463,677	$23.22

As of May 4, 2024, there was $9.6 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 2.3 years. The total fair value of RSUs vested during the thirteen weeks ended May 4, 2024 and April 29, 2023 was $2.5 million and $2.6 million, respectively.

Performance Stock Units

For the thirteen weeks ended May 4, 2024 and April 29, 2023, the Board granted PSUs, a portion of which are based on achieving an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient provided the employee continues to provide services to the Company throughout the three year performance period of the award. For Adjusted EBITDA based PSUs, the number of units earned will be determined based on the achievement of the predetermined Adjusted EBITDA goals at the end of each performance year, and for TSR based PSUs, the number of units earned will be determined based on the achievement of the predetermined TSR growth goal at the end of a three-year performance period. The TSR is based on J.Jill’s 30-trading day average beginning and closing price of the three-year performance period, assuming the reinvestment of dividends. Depending on the performance results based on Adjusted EBITDA and TSR, the actual number of shares that a grant recipient receives at the end of the vesting period may range from 0% to 200% of the Target Shares granted. PSUs are converted into shares of common stock upon vesting, under the terms of the A&R Plan. In the event of any issuance of a cash dividend on the shares of Common stock, the participant shall be credited with dividend equivalent PSUs, a portion of which are based on an Adjusted EBITDA goal and the remaining portion is based on achieving an annualized TSR growth goal, each subject to the same vesting terms as the corresponding PSUs.

The fair value of the PSUs granted during the thirteen weeks ended May 4, 2024 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated on the grant date using a Monte Carlo simulation with the below noted assumptions:

Monte Carlo Simulation Assumptions
Risk Free Interest Rate	4.49%
Expected Dividend Yield	—
Expected Volatility	47.58%
Expected Term	2.83

The Company recognizes equity-based compensation expense related to Adjusted EBITDA based PSUs based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts equity-based compensation expense related to these awards, as appropriate. For the TSR based PSUs, the equity-based compensation expense is recognized on a straight-line basis over the three-year performance period based on the grant-date fair value of these PSUs.

The following table summarizes the PSU awards activity for the thirteen weeks ended May 4, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 3, 2024	62,414	$30.50
Granted	103,820	$40.33
Unvested units outstanding at May 4, 2024	166,234	$36.64

As of May 4, 2024, there was $5.4 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.4 years.

Equity-based compensation expense for all award types of $1.3 million and $0.9 million was recorded in the Selling, general and administrative expenses in the consolidated statement of operations and comprehensive income for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.

10. Related Party Transactions

TowerBrook Capital Partners, LP (“TowerBrook”) controls a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the New York Stock Exchange corporate governance standards.

The Company was party to the Subordinated Credit Agreement, with a group of lenders that includes certain affiliates of TowerBrook and the Chairman of our Board, until it was repaid in full on April 5, 2023. For the thirteen weeks ended April 29, 2023, the Company incurred $1.1 million of Interest expense - related party associated with the Subordinated Credit Agreement in the condensed consolidated statements of operations and comprehensive income.

For the thirteen weeks ended May 4, 2024 and April 29, 2023, the Company incurred an immaterial amount of other related party transactions.

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

12. Subsequent Events

On May 10, 2024, the Company made a voluntary prepayment on the Term Loan Credit Agreement. See Note 5. Debt for additional information regarding the Company’s ECF payment and the voluntary prepayment on the Term Loan Credit Agreement.

On May 14, 2024, the Board declared an initial quarterly cash dividend of $0.07 per share payable on June 12, 2024 to stockholders of record as of May 29, 2024. The Company intends to pay dividends quarterly in the future, subject to market conditions and the approval by the Board of any such dividends.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending February 1, 2025 (“Fiscal Year 2024”) is comprised of 52 weeks and fiscal year ended February 3, 2024 (“Fiscal Year 2023”) was comprised of 53 weeks.

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

Factors Affecting Our Operating Results

Various factors are expected to continue to affect our results of operations going forward, including the following:

Overall Economic Trends. Consumer purchases of clothing and other merchandise generally decline during recessionary periods and other periods when disposable income is adversely affected, and consequently our results of operations may be affected by general economic conditions. For example, reduced consumer confidence, lower availability, inflationary pressures and higher cost of consumer credit may reduce demand for our merchandise and may limit our ability to increase or sustain prices. The growth rate of the market could be affected by macroeconomic conditions in the United States and abroad. Additionally, the occurrence or reoccurrence of any significant pandemic, regional conflicts, or other geopolitical disruptions could impact our sales and business operations.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations. These initiatives include our ecommerce platform and our initiative to upgrade and enhance our information systems, including the upgrade of our order management system. Although initiatives of this nature are designed to create growth in our business and continue improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operations in future periods.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating metrics, including financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and non-GAAP measures, such as:

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

Total company comparable sales include net sales from our retail stores that have been open for more than 52 weeks and from our Direct channel. This measure highlights the performance of existing stores open during the period, while excluding the impact of new store openings and closures. When a store in the total company comparable store base is temporarily closed for four or more days within a fiscal week, the store is excluded from the comparable store base; if it is temporarily closed for three or fewer days within a fiscal week, the store is included within the comparable store base. Certain of our competitors and other retailers may calculate total company comparable sales differently than we do. Our comparable sales are based on a 52-week period. The total company comparable sales calculation shifts the weeks in the current fiscal year, which follows a fiscal year containing the fifty-third week to align like-for-like. As a result, the reporting of our total company comparable sales may not be comparable to sales data made available by other companies.

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

Costs of goods sold (“COGS”) consists of the direct costs of sold merchandise, which include customs, taxes, duties, commissions and inbound shipping costs, inventory shrinkage, adjustments and reserves for excess, aged and obsolete inventory. COGS does not include distribution center costs and allocations of indirect costs, such as occupancy, depreciation, amortization, or labor and benefits. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use markdowns to liquidate these products. Changes in the assortment of our products may also impact our gross profit. The timing and level of markdowns are driven by customer acceptance of our merchandise. The Company’s COGS, and consequently gross profit, may not be comparable to those of other retailers, as inclusion of certain costs vary across the industry.

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

Selling, general and administrative (“SG&A”) expenses include all operating costs not included in COGS. These expenses consist primarily of all payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and operations at our headquarters, including utilities, depreciation and amortization. These expenses also consist of marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, professional services and other administrative costs. Additionally, our outbound shipping costs may fluctuate due to surcharges from shipping vendors based on demand for shipping services.

With the exception of store selling expenses, certain marketing expenses and incentive compensation, SG&A expenses generally do not vary proportionately with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in lower-volume periods and lower in higher-volume periods.

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus depreciation and amortization, provision for income taxes, interest expense, interest expense - related party, interest income, equity-based compensation expense, write-off of property and equipment, amortization of cloud-based software implementation costs, loss on debt refinancing, adjustment for exited retail stores, impairment of long-lived assets and other non-recurring expenses, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Statements of Operations Data:
Net income	$16,696	$4,596
Add (Less):
Depreciation and amortization	5,827	5,571
Income tax provision	6,228	1,965
Interest expense	6,436	5,627
Interest expense - related party	—	1,074
Interest income	(988)	(570)
Adjustments:
Equity-based compensation expense (a)	1,254	878
Write-off of property and equipment (b)	6	20
Amortization of cloud-based software implementation costs (c)	221	55
Loss on debt refinancing (d)	—	12,702
Adjustment for exited retail stores (e)	(509)	—
Impairment of long-lived assets (f)	253	—
Other non-recurring items (g)	223	—
Adjusted EBITDA	$35,647	$31,918
Net sales	$161,513	$150,246
Adjusted EBITDA margin	22.1%	21.2%

(a)
Represents expenses associated with equity incentive instruments granted to our management and board of directors (“Board”). Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.
(b)
Represents net gain or loss on the disposal of fixed assets.
(c)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within Selling, general and administrative expenses. Adjusted EBITDA for the thirteen weeks ended April 29, 2023 has been restated to include such adjustments to Net income.
(d)
Represents loss on the repayment of Priming Term Loan Credit Agreement (the “Priming Credit Agreement”) and the Subordinated Term Loan Credit Agreement (the “Subordinated Credit Agreement”).
(e)
Represents non-cash gains associated with exiting store leases earlier than anticipated.
(f)
Represents impairment of long-lived assets related to leasehold improvements at certain store locations.
(g)
Represents items management believes are not indicative of ongoing operating performance, including legal and professional fees.

Results of Operations

Thirteen weeks ended May 4, 2024 Compared to Thirteen weeks ended April 29, 2023

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended April 29, 2023 to the Thirteen Weeks Ended May 4, 2024
(in thousands)	May 4, 2024		April 29, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$161,513	100.0%	$150,246	100.0%	$11,267	7.5%
Costs of goods sold	43,776	27.1%	41,880	27.9%	1,896	4.5%
Gross profit	117,737	72.9%	108,366	72.1%	9,371	8.6%
Selling, general and administrative expenses	89,112	55.2%	82,972	55.2%	6,140	7.4%
Impairment of long-lived assets	253	0.2%	—	—	253	100.0%
Operating income	28,372	17.6%	25,394	16.9%	2,978	11.7%
Loss on debt refinancing	—	0.0%	12,702	8.5%	(12,702)	(100.0)%
Interest expense	6,436	4.0%	5,627	3.7%	809	14.4%
Interest expense - related party	—	0.0%	1,074	0.7%	(1,074)	(100.0)%
Interest income	988	0.6%	570	0.4%	418	73.3%
Income before provision for income taxes	22,924	14.2%	6,561	4.4%	16,363	249.4%
Income tax provision	6,228	3.9%	1,965	1.3%	4,263	216.9%
Net income	$16,696	10.3%	$4,596	3.1%	$12,100	263.3%

Net Sales

Net sales for the thirteen weeks ended May 4, 2024 increased $11.3 million, or 7.5%, to $161.5 million from $150.2 million for the thirteen weeks ended April 29, 2023. At the end of those same periods, we operated 244 and 245 retail stores, respectively. The increase in net sales was primarily due to the benefit of approximately $7.0 million from the calendar shift for the thirteen weeks ended May 4, 2024 and total company comparable sales increase of 3.1% compared to the thirteen weeks ended April 29, 2023.

Retail contributed 53.0% of our net sales in the thirteen weeks ended May 4, 2024 and 54.7% in the thirteen weeks ended April 29, 2023. Our Direct channel contributed 47.0% of our net sales in the thirteen weeks ended May 4, 2024 and 45.3% in the thirteen weeks ended April 29, 2023.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended May 4, 2024 increased $9.4 million, or 8.6%, to $117.7 million from $108.4 million for the thirteen weeks ended April 29, 2023. The gross margin for the thirteen weeks ended May 4, 2024 was 72.9% compared to 72.1% for the thirteen weeks ended April 29, 2023. The increase in gross profit and gross margin for the thirteen weeks ended May 4, 2024 was primarily driven by an increase in net sales of 7.5% and a stronger mix of sales at full price, compared to the thirteen weeks ended April 29, 2023.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended May 4, 2024 increased $6.1 million, or 7.4%, to $89.1 million from $83.0 million for the thirteen weeks ended April 29, 2023. The increase was primarily driven by a $2.5 million increase in marketing costs, mainly due to timing of catalog production and mailing costs, $1.6 million increase in compensation, benefits and management incentive expense, $0.8 million increase in professional fees and $0.6 million increase in shipping costs compared to the thirteen weeks ended April 29, 2023.

As a percentage of net sales, SG&A expenses were 55.2% for the thirteen weeks ended May 4, 2024 and April 29, 2023.

Impairment of long-lived assets

For the thirteen weeks ended May 4, 2024, the Company recorded noncash impairment charges of $0.3 million related to leasehold improvements at certain store locations. No impairment charges were recorded for the thirteen weeks ended April 29, 2023.

Loss on Debt Refinancing

During the thirteen weeks ended April 29, 2023, the Company recognized a loss on debt refinancing of $12.7 million related to entering into a term loan credit agreement (the “Term Loan Credit Agreement” and, such facility, the “Term Loan Facility”) and the repayment of the Priming Credit Agreement and the Subordinated Credit Agreement. The Company did not incur any gain or loss on debt refinancing during the thirteen weeks ended May 4, 2024.

Interest Expense

Interest expense was $6.4 million and $5.6 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. The increase was due to higher interest rate partially offset by a lower principal balance for the thirteen weeks ended May 4, 2024.

Interest expense consists of interest expense on the Term Loan Credit Agreement and asset-based revolving credit facility agreement (the “ABL Credit Agreement” and, such facility, the “ABL Facility”) for the thirteen weeks ended May 4, 2024, and, on the Company’s Term Loan Credit Agreement, Priming Credit Agreement prior to repayment in full on April 5, 2023, and ABL Facility for the thirteen weeks ended April 29, 2023.

Interest Expense - Related Party

For the thirteen weeks ended April 29, 2023, the Company incurred $1.1 million of Interest expense - related party associated with the Subordinated Credit Agreement, until it was repaid in full on April 5, 2023. The Company did not incur any Interest expense - related party during the thirteen weeks ended May 4, 2024.

Interest Income

For the thirteen weeks ended May 4, 2024, the Company earned interest on cash of $1.0 million, compared to $0.6 million for the thirteen weeks ended April 29, 2023.

Income Tax Provision

The income tax provision was $6.2 million for the thirteen weeks ended May 4, 2024 compared to $2.0 million for the thirteen weeks ended April 29, 2023, while our effective tax rates for the same periods were 27.2% and 29.9%, respectively. The effective tax rate during the thirteen weeks ended May 4, 2024 is lower primarily due to the impact of state and local income taxes and executive compensation limitations.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of May 4, 2024, we had $77.1 million in cash and $35.7 million of total availability under our ABL Facility. In addition, through our shelf registration statement on file with the SEC, depending on conditions prevailing in the public capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

We believe our cash and cash equivalents balance, along with our future cash flows from operations, capacity for borrowings under the ABL Facility and access to credit and capital markets, provide sufficient liquidity to meet the needs of our business operations, make voluntary prepayments, pay dividends and to satisfy our projected cash requirements for the next 12 months and the foreseeable future.

Credit Facilities

The Company is party to a secured $175.0 million Term Loan Credit Agreement, with a maturity date of May 8, 2028.

On May 10, 2024, the Company made a voluntary principal prepayment on the Term Loan Credit Agreement of $58.2 million. Together with the required quarterly payment of $2.2 million that the Company made on April 26, 2024, the Company has repaid $60.4 million of debt under the Term Loan Credit Agreement in Fiscal Year 2024. In addition, the Company paid a $1.7 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $0.8 million towards interest in accordance with the provisions of the Term Loan Credit Agreement. The voluntary prepayment was in lieu of the Excess Cash Flow payment of $26.6 million, which was rejected by the lenders as permitted under the provisions of the Term Loan Credit Agreement.

Following the May 10, 2024 prepayment discussed above, The Term Loan Facility is to be repaid in quarterly principal payments of $2.2 million from August 2, 2024 to January 31, 2025, and the balance of $101.5 million on the Term Loan Facility due upon maturity on May 8, 2028. See Note 5. Debt to the condensed consolidated financial statements included in this Quarterly Report for additional information.

There were no short-term borrowings outstanding under the Company’s ABL Facility as of May 4, 2024 and February 3, 2024. At May 4, 2024 and February 3, 2024, the Company had outstanding letters of credit in the amount of $4.3 million and $5.8 million, respectively, and had a maximum additional borrowing capacity of $35.7 million and $34.2 million, respectively.

As of May 4, 2024, the Company is in compliance with all covenants.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$21,499	$7,859
Net cash used in investing activities	(2,312)	(2,925)
Net cash used in financing activities	(4,242)	(64,096)

Net cash provided by operating activities

Net cash provided by operating activities increased by $13.6 million during the thirteen weeks ended May 4, 2024 compared to the thirteen weeks ended April 29, 2023. The increase during the thirteen weeks ended May 4, 2024 was driven primarily by higher net income, and cash from working capital of $14.5 million. The increase in net cash from working capital was driven primarily by changes in accrued expenses and other current liabilities of $15.8 million, mainly consisting of management incentives of $4.1 million, the timing of payments relating to income taxes of $2.8 million, interest on debt of $2.6 million, payroll of $2.0 million, outbound shipping of $1.7 million and, sales returns reserve of $0.8 million, and other net expenses, as well as lower cash outflows of $3.3 million related to inventory. This increase in net cash from working capital was partially offset by timing of payments relating to accounts receivable of $4.8 million.

Net cash provided by operating activities during the thirteen weeks ended May 4, 2024 was $21.5 million. Key elements of cash provided by operating activities were (i) net income of $16.7 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $7.6 million, primarily driven by depreciation and amortization and equity-based compensation, and (iii) uses of cash totaling $2.8 million for net operating assets and liabilities.

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

Net cash used in investing activities

Net cash used in investing activities during the thirteen weeks ended May 4, 2024 and April 29, 2023 was $2.3 million and $2.9 million, respectively, representing purchases of property and equipment related investments in stores and software and technology related investments.

Net cash used in financing activities

Net cash used in financing activities was $4.2 million for the thirteen weeks ended May 4, 2024 compared to $64.1 million for the thirteen weeks ended April 29, 2023. The cash used in financing activities for the thirteen weeks ended April 29, 2023 was higher primarily due to the repayment of the previously existing Priming and Subordinated Credit Agreements offset by the proceeds from the issuance of the Term Loan Credit Agreement.

Dividends

The Company did not pay any dividends during the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.

Subsequently, on May 14, 2024, the Board declared an initial quarterly cash dividend of $0.07 per share, payable on June 12, 2024 to stockholders of record as of May 29, 2024. The Company intends to pay dividends quarterly in the future subject to market conditions and the approval by the Board of any such dividends.

The payment of cash dividends in the future, if any, will be at the discretion of our Board and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and any other factors deemed relevant by our Board. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us, under our debt agreements and under future indebtedness that we or they may incur.

Contractual Obligations

The Company’s contractual obligations consist primarily of debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs.

Contingencies

We are subject to various legal proceedings that arise in the ordinary course of business. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that we are presently party to any legal proceedings the resolution of which management believes would have a material adverse effect on our business, financial condition, operating results or cash flows. We establish reserves for specific legal matters, including legal costs, when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable.

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

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the “2023 Annual Report”). As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our 2023 Annual Report. See Note 2. Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report for additional information regarding changes in our estimates.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our 2023 Annual Report and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the first quarter of Fiscal Year 2024. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2023 Annual Report.

Subsequent to May 4, 2024, on May 14, 2024, the Board declared an initial quarterly cash dividend of $0.07 per share, payable on June 12, 2024 to stockholders of record as of May 29, 2024. The Company intends to pay dividends quarterly in the future, subject to market conditions and the approval by the Board of any such dividends.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer concluded as of May 4, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of Fiscal Year 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings as of May 4, 2024, refer to Note 11. Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report. However, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 8, 2024, J.Jill’s Chief Executive Officer and President and Director, Claire Spofford, entered into a Rule 10b5-1 trading plan (“Ms. Spofford’s Plan”) having conditions that, if satisfied, could lead to her sale of up to 46,981 shares of J.Jill common stock, subject to volume and pricing limits. Ms. Spofford’s Plan will commence on July 9, 2024 and will cease upon the earlier of July 31, 2024 or the date all 46,981 shares of common stock included in Ms. Spofford’s Plan have been sold. Ms. Spofford’s Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On April 2, 2024, J.Jill’s Executive Vice President, Chief Financial and Operating Officer, Mark Webb, entered into a Rule 10b5-1 trading plan (“Mr. Webb’s Plan”) having conditions that, if satisfied, could lead to his sale of up to 16,180 shares of J.Jill common stock, subject to volume and pricing limits. Mr. Webb’s Plan will commence on July 8, 2024 and will cease upon the earlier of December 5, 2024 or the date all 16,180 shares of common stock included in Mr. Webb’s Plan have been sold. Mr. Webb’s Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) promulgated under the Exchange Act.

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

J.Jill, Inc.

Date: June 7, 2024	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer, President and Director

Date: June 7, 2024	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer