Form 10-Q
period 2024-08-03
J.Jill, Inc.
filed 2024-09-04
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 30, 2024 the registrant had 15,084,356 shares of common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of August 3, 2024 (Unaudited) and February 3, 2024	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended August 3, 2024 and July 29, 2023 (Unaudited)	3
	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended August 3, 2024 and July 29, 2023 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Twenty-six weeks ended August 3, 2024 and July 29, 2023 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Exhibit Index		28
Signatures		29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	August 3, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$28,466	$62,172
Accounts receivable	5,068	5,042
Inventories, net	52,709	53,259
Prepaid expenses and other current assets	19,447	17,656
Total current assets	105,690	138,129
Property and equipment, net	50,883	54,118
Intangible assets, net	63,430	66,246
Goodwill	59,697	59,697
Operating lease assets, net	107,842	108,203
Other assets	3,260	1,787
Total assets	$390,802	$428,180
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,552	$41,112
Accrued expenses and other current liabilities	36,533	42,283
Current portion of long-term debt	4,375	35,353
Current portion of operating lease liabilities	33,903	36,204
Total current liabilities	119,363	154,952
Long-term debt, net of discount and current portion	68,831	120,595
Deferred income taxes	9,539	10,967
Operating lease liabilities, net of current portion	101,405	103,070
Other liabilities	1,300	1,378
Total liabilities	300,438	390,962
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 11,766,868 and 10,614,454 shares issued and outstanding at August 3, 2024 and February 3, 2024, respectively (See Note 8)	117	107
Additional paid-in capital	241,485	213,236
Accumulated deficit	(151,238)	(176,125)
Total shareholders’ equity	90,364	37,218
Total liabilities and shareholders’ equity	$390,802	$428,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$155,242	$156,631	$316,755	$306,877
Costs of goods sold (exclusive of depreciation and amortization)	45,848	44,260	89,624	86,140
Gross profit	109,394	112,371	227,131	220,737
Selling, general and administrative expenses	86,314	84,282	175,426	167,254
Impairment of long-lived assets	58	45	311	45
Operating income	23,022	28,044	51,394	53,438
Loss on extinguishment of debt	8,570	—	8,570	—
Loss on debt refinancing	—	—	—	12,702
Interest expense	3,724	6,630	10,160	12,257
Interest expense - related party	—	—	—	1,074
Interest income	538	473	1,526	1,043
Income before provision for income taxes	11,266	21,887	34,190	28,448
Income tax provision	3,075	6,665	9,303	8,630
Net income and total comprehensive income	$8,191	$15,222	$24,887	$19,818
Per share data (Note 9):
Net income per common share:
Basic	$0.55	$1.08	$1.71	$1.40
Diluted	$0.54	$1.06	$1.69	$1.38
Weighted average common shares:
Basic	14,906,662	14,158,837	14,581,796	14,111,124
Diluted	15,098,301	14,367,751	14,746,749	14,345,179

Cash dividends declared per common share	$0.07	—	$0.07	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, February 3, 2024	10,614,454	$107	$213,236	$(176,125)	$37,218
Vesting of restricted stock units	201,827	2	(2)	—	—
Surrender of shares to pay withholding taxes	(68,434)	(2)	(2,054)	—	(2,056)
Equity-based compensation	—	—	1,254	—	1,254
Net income	—	—	—	16,696	16,696
Balance, May 4, 2024	10,747,847	$107	$212,434	$(159,429)	$53,112
Issuance of common stock, net of underwriting and issuance costs	1,000,000	10	28,539	—	28,549
Vesting of restricted stock units	31,875	—	—	—	—
Surrender of shares to pay withholding taxes	(12,854)	—	(432)	—	(432)
Quarterly cash dividend declared ($0.07 per share)	—	—	(752)	—	(752)
Equity-based compensation	—	—	1,696	—	1,696
Net income	—	—	—	8,191	8,191
Balance, August 3, 2024	11,766,868	$117	$241,485	$(151,238)	$90,364

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, January 28, 2023	10,165,361	$102	$212,005	$(212,326)	$(219)
Vesting of restricted stock units	227,237	2	(2)	—	—
Surrender of shares to pay withholding taxes	(66,423)	—	(1,930)	—	(1,930)
Equity-based compensation	—	—	878	—	878
Exercise of warrants	254,627	3	(3)	—	—
Net income	—	—	—	4,596	4,596
Balance, April 29, 2023	10,580,802	$107	$210,948	$(207,730)	$3,325
Vesting of restricted stock units	39,334	—	—	—	—
Surrender of shares to pay withholding taxes	(17,431)	—	(371)	—	(371)
Equity-based compensation	—	—	937	—	937
Net income	—	—	—	15,222	15,222
Balance, July 29, 2023	10,602,705	$107	$211,514	$(192,508)	$19,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Net income	$24,887	$19,818
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,829	11,012
Impairment of long-lived assets	311	45
Adjustment for exited retail stores	(615)	—
Loss on disposal of fixed assets	57	46
Loss on extinguishment of debt	8,570	—
Loss on debt refinancing	—	12,702
Noncash interest expense, net	1,044	2,191
Equity-based compensation	2,950	1,815
Deferred rent incentives	(63)	(71)
Deferred income taxes	(1,428)	966
Changes in operating assets and liabilities:
Accounts receivable	(26)	3,379
Inventories, net	550	4,896
Prepaid expenses and other current assets	(1,791)	(550)
Accounts payable	2,946	(2,992)
Accrued expenses and other current liabilities	(5,800)	(12,586)
Operating lease assets and liabilities	(3,029)	(3,230)
Other noncurrent assets and liabilities	(1,512)	(1,826)
Net cash provided by operating activities	37,880	35,615
Investing activities:
Purchases of property and equipment	(3,139)	(3,512)
Capitalized software	(1,421)	(3,593)
Net cash used in investing activities	(4,560)	(7,105)
Financing activities:
Principal repayments on Term Loan	(89,775)	(2,187)
Prepayment premium on Term Loan	(2,562)	—
Principal repayments on Priming Term Loan	—	(201,349)
Principal repayments on Subordinated Term Loan - related party	—	(21,181)
Proceeds from issuance of Term Loan	—	164,050
Third-party debt financing costs	—	(3,692)
Proceeds from issuance of common stock, net of underwriting costs	29,450	—
Third-party common stock issuance costs	(901)	—
Surrender of shares to pay withholding taxes	(2,486)	(2,301)
Quarterly cash dividend paid to shareholders	(752)	—
Net cash used in financing activities	(67,026)	(66,660)
Net change in cash and cash equivalents	(33,706)	(38,150)
Cash and cash equivalents:
Beginning of Period	62,172	87,053
End of Period	$28,466	$48,903

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

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 3, 2024 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended August 3, 2024 are not necessarily indicative of future results or results to be expected for Fiscal Year 2024. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2023 Annual Report.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation.

On the condensed consolidated statements of operations and comprehensive income, the Company reclassified amounts for interest income for the thirteen and twenty-six weeks ended July 29, 2023 from Interest expense, net to a separate financial statement line item to conform with the current presentation for the thirteen and twenty-six weeks ended August 3, 2024.

On the consolidated statement of cash flows, the Company reclassified approximately $1.2 million of prepaid software project costs from Prepaid expenses and other current assets to Other assets for the twenty-six weeks ended July 29, 2023. For further details refer “Cloud-Based Software Arrangements” below under Note 2. Summary of Significant Accounting Policies.

Correction of Immaterial Error

Prior to Fiscal Year 2024, the Company had recorded processing fee income related to customer sales returns as a contra expense within Selling, general and administrative expenses rather than as a component of Net sales in the condensed consolidated statements of operations and comprehensive income. Beginning in Fiscal Year 2024, the Company recorded this revenue as a component of Net sales within the Direct channel. The Company reclassified this income, which increased previously reported Net sales and Selling, general and administrative expenses by $1.0 million for the thirteen weeks ended July 29, 2023, and by $1.8 million for the twenty-six weeks ended July 29, 2023. The Company has concluded that the reclassification of this income was immaterial to the prior period financial statements.

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

For the thirteen and twenty-six weeks ended August 3, 2024, the Company amortized $0.3 million and $0.5 million, respectively, of cloud-based software implementation costs. For the thirteen and twenty-six weeks ended July 29, 2023, the Company amortized immaterial amounts of cloud-based software implementation costs.

As of August 3, 2024, the Company had $5.0 million of gross capitalized cloud-based software implementation costs and $0.5 million of related accumulated amortization, for a net balance of $4.5 million, made up of $2.0 million recorded within Prepaid expenses and other current assets and $2.5 million recorded within Other assets on the Company’s consolidated balance sheets.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Retail	$82,148	$86,110	$167,755	$168,314
Direct	73,094	70,521	149,000	138,563
Net sales	$155,242	$156,631	$316,755	$306,877

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

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	August 3, 2024	February 3, 2024
Contract liabilities:
Upfront Payment (1)	527	570
Unredeemed gift cards (2)	5,404	7,005
Total contract liabilities	$5,931	$7,575
(1)
The short-term portion of the upfront payment is included in Accrued expenses and other current liabilities and the long-term portion of the upfront payment is included in Other long-term liabilities on the Company’s consolidated balance sheets.
(2)
Revenue recognized for the twenty-six weeks ended August 3, 2024 related to the contract liability balance as of February 3, 2024 was $2,964.

The Company recognized revenue related to gift card redemptions and breakage for the thirteen and twenty-six weeks ended August 3, 2024 of approximately $2.5 million and $5.4 million, respectively, and for the thirteen and twenty-six weeks ended July 29, 2023 of approximately $2.6 million and $5.5 million, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

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

4. Asset Impairments

Long-lived Asset Impairments

For the thirteen weeks ended August 3, 2024, the Company recorded an immaterial amount of noncash impairment charges related to right of use assets at the corporate headquarters and leasehold improvements at certain store locations. For the twenty-six weeks ended August 3, 2024, the Company recorded noncash impairment charges of $0.3 million primarily related to leasehold improvements at certain store locations driven by the actual performance at these locations. The Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.

For the thirteen and twenty-six weeks ended July 29, 2023, the Company recorded an immaterial amount of impairment charges.

Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at August 3, 2024 and February 3, 2024. The accumulated goodwill impairment losses as of August 3, 2024 were $137.3 million.

A summary of other intangible assets as of August 3, 2024 and February 3, 2024 is as follows (in thousands):

		August 3, 2024
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	102,150	2,620	29,430
Total intangible assets		$192,300	$102,150	$26,720	$63,430

		February 3, 2024
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	99,334	2,620	32,246
Total intangible assets		$192,300	$99,334	$26,720	$66,246

Total amortization expense for these amortizable intangible assets was $1.2 million and $1.7 million for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, and $2.8 million and $3.5 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.

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

During the twenty-six weeks ended August 3, 2024 and July 29, 2023, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt at August 3, 2024 and February 3, 2024 were as follows (in thousands):

	At August 3, 2024
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$78,663	$(4,093)	$(1,364)	$73,206
Less: Current portion	(4,375)	—	—	(4,375)
Net long-term debt	$74,288	$(4,093)	$(1,364)	$68,831

	At February 3, 2024
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$168,438	$(9,367)	$(3,123)	$155,948
Less: Current portion (including Excess Cash Flow payment)	(35,353)	—	—	(35,353)
Net long-term debt	$133,085	$(9,367)	$(3,123)	$120,595

Term Loan Credit Agreement

The Company is party to a secured $175.0 million term loan credit agreement (the “Term Loan Credit Agreement” and, such facility, the “Term Loan Facility”), dated April 5, 2023, by and among the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent, with a maturity date of May 8, 2028.

On May 10, 2024, the Company made a voluntary principal prepayment of $58.2 million on the Term Loan Credit Agreement, in lieu of the previously expected excess cash flow payment of $26.6 million. The expected excess cash flow payment was rejected by the lenders as permitted under the provisions of the Term Loan Credit Agreement. On June 21, 2024, the Company made an additional voluntary principal prepayment of $27.2 million (See Note 8. Shareholders’ Equity, Common Stock Issuance, for additional information). Together with the required quarterly payments, the Company has repaid $89.8 million in principal under the Term Loan Credit Agreement in Fiscal Year 2024. In connection with both of the voluntary principal prepayments, the Company paid a $2.6 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $1.6 million towards interest, in accordance with the provisions of the Term Loan Credit Agreement.

In connection with the voluntary principal prepayments discussed above, for the thirteen and twenty-six weeks ended August 3, 2024, the Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income. As of August 3, 2024, the remaining Term Loan Facility principal balance was $78.7 million, which is to be repaid in two quarterly principal payments of $2.2 million through January 31, 2025, with the remaining balance of $74.3 million to be paid upon maturity on May 8, 2028. The remaining unamortized discount and fees of $5.5 million will continue to be amortized over the remaining term through maturity.

As of August 3, 2024, the Company was in compliance with all covenants contained in its outstanding debt arrangements.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of August 3, 2024 and February 3, 2024. The Company’s available borrowing capacity under the ABL Facility as of August 3, 2024 and February 3, 2024 was $35.7 million and $34.2 million, respectively.

As of August 3, 2024 and February 3, 2024, there were outstanding letters of credit of $4.3 million and $5.8 million, respectively, which reduced the availability under the ABL Facility. As of August 3, 2024, the maximum commitment for letters of credit was $10.0 million.

As of August 3, 2024, the Company was in compliance with all covenants.

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

The following table presents the carrying value and fair value hierarchy for debt as of August 3, 2024 and February 3, 2024, respectively (in thousands):

		Fair Value as of August 3, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$73,206	$—	$75,223	$—
Total financial instruments not carried at fair value	$73,206	$—	$75,223	$—

		Fair Value as of February 3, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$155,948	$—	$161,871	$—
Total financial instruments not carried at fair value	$155,948	$—	$161,871	$—

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

7. Income Taxes

The Company recorded an income tax provision of $3.1 million and $6.7 million during the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively. The Company recorded an income tax provision of $9.3 million and $8.6 million during the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.

The effective tax rate was 27.3% and 30.5% for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, and 27.2% and 30.3% for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.

The effective tax rate for the thirteen and twenty-six weeks ended August 3, 2024 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and executive compensation limitations. The effective tax rate for the thirteen and twenty-six weeks ended July 29, 2023 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses.

8. Shareholders’ Equity

Common Stock Issuance

On June 12, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, William Blair & Company, L.L.C., and TD Securities (USA) LLC (collectively, the “Underwriters”), as well as TowerBrook Capital Partners, LP (“TowerBrook”), an affiliate and the Company’s largest stockholder (the “Selling Stockholder”). Pursuant to the Underwriting Agreement, (i) the Company offered, issued, and sold 1,000,000 shares of its common stock and, (ii) the Selling Stockholder offered and sold 1,300,000 shares of the Company’s common stock, which included 300,000 shares sold as a result of the Underwriters’ full exercise of their option to purchase additional shares (collectively, the “Equity Offering”). The shares were offered at an offering price of $31.00 per share, less underwriting discounts and commissions. The Equity Offering was completed on June 14, 2024.

The gross proceeds to the Company from the issuance of the Company’s 1,000,000 shares amounted to $31.0 million and the Company did not receive any proceeds from the shares sold by the Selling Stockholder. After deducting underwriting discounts and commissions of approximately $1.5 million, the net proceeds to the Company from the Equity Offering were $29.5 million. The issuance of the 1,000,000 new shares sold by the Company increased the total number of outstanding shares and are reflected in the stockholders’ equity section of the Company’s condensed consolidated balance sheet as of August 3, 2024. In connection with the Equity Offering, the Company incurred $0.9 million of third- party expenses. The net proceeds, after deducting both underwriting discounts and commissions and third- party expenses have been recorded in Additional paid-in capital and are detailed in the condensed consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended August 3, 2024.

The Company utilized the net proceeds from its sale of shares in the Equity Offering for repayment of its debt and general corporate purposes.

Dividends

On May 14, 2024, the Board of Directors (the “Board”) declared a quarterly cash dividend of $0.07 per share of common stock (the “Dividend”). The Dividend was paid on June 12, 2024, to all holders of record of issued and outstanding shares of the Company’s common stock as of the close of business on May 29, 2024. During the thirteen and twenty-six weeks ended August 3, 2024, the Company paid $0.8 million in dividends. The Company may pay dividends on its common stock only from net profits and surplus as determined under Delaware state law. Given the current financial position, the Dividend was paid from Additional paid-in capital rather than retained earnings as reflected in the condensed consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended August 3, 2024.

The Company intends to pay dividends quarterly in the future, subject to market conditions and the discretion and approval by the Board of any such dividends.

The payment of cash dividends in the future, if any, will be at the discretion of the Board and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and any other factors deemed relevant by the Board. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us, under our debt agreements and under future indebtedness that we or they may incur.

Refer Note 13. Subsequent Events for information on the declaration of dividend subsequent to August 3, 2024.

9. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Numerator
Net income	$8,191	$15,222	$24,887	$19,818
Denominator
Weighted average number of common shares outstanding	11,336,014	10,594,381	11,014,128	10,512,944
Assumed exercise of warrants	3,570,648	3,564,456	3,567,668	3,598,180
Weighted average common shares, basic	14,906,662	14,158,837	14,581,796	14,111,124
Dilutive effect of equity compensation awards	191,639	208,914	164,953	234,055
Weighted average common shares, diluted	15,098,301	14,367,751	14,746,749	14,345,179
Net income per common share, basic	$0.55	$1.08	$1.71	$1.40
Net income per common share, diluted	$0.54	$1.06	$1.69	$1.38

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 62,288 and 171,037 shares for the thirteen and twenty-six weeks ended August 3, 2024, respectively, and 146,356 and 90,775 shares for the thirteen and twenty-six weeks ended July 29, 2023, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

For the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023, warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non-substantive in relation to the fair value of the common shares to be issued upon exercise.

In accordance with the terms of the warrant agreement, dated as of October 2, 2020, and as amended on December 4, 2020, the exercise ratio of the outstanding warrants has been proportionately adjusted from 0.2054 to 0.2059 on May 29, 2024 to account for the increase in the total number of shares of common stock issuable resulting from the cash dividend paid on June 12, 2024.

Refer Note 13. Subsequent Events for information on the exercise of warrants subsequent to August 3, 2024.

10. Equity-Based Compensation

The J.Jill, Inc. Omnibus Equity Incentive Plan, as amended and restated on June 1, 2023 (the “A&R Plan”), reserves a maximum 2,043,453 shares of common stock for issuance upon exercise of options, or in respect of granted awards. As of August 3, 2024, the A&R Plan had an aggregate of 869,106 shares remaining for future issuance pursuant to awards that may be granted by the Board.

During the twenty-six weeks ended August 3, 2024 and July 29, 2023, the Board approved and granted RSUs, dividend equivalent RSUs, PSUs and dividend equivalent PSUs under the A&R Plan.

Restricted Stock Units

For the twenty-six weeks ended August 3, 2024 and July 29, 2023, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding RSUs were credited with dividend equivalent RSUs, which are subject to the same vesting terms as the RSUs. For the twenty-six weeks ended August 3, 2024 and July 29, 2023, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the twenty-six weeks ended August 3, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 3, 2024	458,299	$14.15
Granted	208,013	$32.58
Vested	(233,702)	$13.53
Forfeited	(10,909)	$32.55
Unvested units outstanding at August 3, 2024	421,701	$23.11

As of August 3, 2024, there was $8.0 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 2.1 years. The total fair value of RSUs vested during the twenty-six weeks ended August 3, 2024 and July 29, 2023 was $3.2 million and $3.5 million, respectively.

Performance Stock Units

For the twenty-six weeks ended August 3, 2024 and July 29, 2023, the Board granted PSUs, a portion of which are based on achieving an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient provided the employee continues to provide services to the Company throughout the three year performance period of the award. For Adjusted EBITDA based PSUs, the number of units earned will be determined based on the achievement of the predetermined Adjusted EBITDA goals at the end of each performance year, and for TSR based PSUs, the number of units earned will be determined based on the achievement of the predetermined TSR growth goal at the end of a three-year performance period. The TSR is based on J.Jill’s 30-trading day average beginning and closing price of the three-year performance period, assuming the reinvestment of dividends. Depending on the performance results based on Adjusted EBITDA and TSR, the actual number of shares that a grant recipient receives at the end of the vesting period may range from 0% to 200% of the Target Shares granted. PSUs are converted into shares of common stock upon vesting, under the terms of the A&R Plan. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding PSUs were credited with dividend equivalent PSUs, a portion of which are based on an Adjusted EBITDA goal and the remaining portion is based on achieving an annualized TSR growth goal, each subject to the same vesting terms as the corresponding PSUs.

The fair value of the PSUs for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated using a Monte Carlo simulation as of the grant date. This valuation was performed prior to any declaration of cash dividends and the issuance of dividend equivalent PSUs. Except for the dividend equivalent PSUs, no additional PSUs were granted following this fair valuation, which is based on the assumptions noted below:

Monte Carlo Simulation Assumptions
Risk Free Interest Rate	4.49%
Expected Dividend Yield	—
Expected Volatility	47.58%
Expected Term	2.83

The Company recognizes equity-based compensation expense related to Adjusted EBITDA based PSUs based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate of these awards on a quarterly basis and adjusts equity-based compensation expense related to these awards, as appropriate. For the TSR based PSUs, the equity-based compensation expense is recognized on a straight-line basis over the three-year performance period based on the grant-date fair value of these PSUs.

The following table summarizes the PSU awards activity for the twenty-six weeks ended August 3, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 3, 2024	62,709	$30.47
Granted	104,115	$40.33
Unvested units outstanding at August 3, 2024	166,824	$36.62

As of August 3, 2024, there was $5.0 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.2 years.

Equity-based compensation expense for RSUs and PSUs was recorded in the Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. The Company recorded $1.7 million and $3.0 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively, and $0.9 million and $1.8 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively. As per the terms of the A&R Plan, as the dividend equivalent awards are subject to the same vesting conditions as their underlying awards , the Company did not record any additional equity-based compensation expense associated with these awards.

11. Related Party Transactions

On June 14, 2024, the Company, and TowerBrook, as the Selling Stockholder, completed the Equity Offering, which resulted in the dilution of TowerBrook’s ownership and voting power in the Company. As a result, TowerBrook no longer controls a majority of the voting power of the Company’s outstanding voting stock and, therefore, the Company no longer qualifies as a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Despite this change, TowerBrook remains an affiliated entity of the Company.

The Company was party to the Subordinated Credit Agreement, with a group of lenders that includes certain affiliates of TowerBrook and the Chairman of our Board, until it was repaid in full on April 5, 2023. For the thirteen and twenty-six weeks ended July 29, 2023, the Company incurred $1.1 million of Interest expense - related party associated with the Subordinated Credit Agreement in the condensed consolidated statements of operations and comprehensive income.

For the thirteen and twenty-six weeks ended August 3, 2024, the Company incurred $0.1 million in third-party expenses, primarily related to the payment of legal and professional fees associated with TowerBrook’s sale of the Company’s common stock in connection with the Equity Offering. For the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023, the Company incurred an immaterial amount of other expenses in connection with related party transactions.

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

13. Subsequent Events

On August 20, 2024, subsequent to the end of the twenty-six weeks ended August 3, 2024, the Company issued 3,317,488 shares of common stock following the exercise of 3,318,443 warrants. The exercise price of the warrants was net share settled as specified in the Warrant Agreement. As a result of this transaction, the number of shares outstanding increased to 15,084,356 and the number of warrants outstanding decreased to 255,265. As the exercise of the warrants is near certain due to its non-substantive exercise price in relation to the fair value of the common shares issuable upon exercise, the exercise of these warrants has no impact on net income per common share, both basic and diluted.

On August 28, 2024, the Board declared a cash dividend of $0.07 per share, payable on October 2, 2024 to all stockholders of record as of September 18, 2024.

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

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus depreciation and amortization, income tax provision, interest expense, interest expense - related party, interest income, equity-based compensation expense, write-off of property and equipment, amortization of cloud-based software implementation costs, loss on extinguishment of debt, loss on debt refinancing, adjustment for exited retail stores, impairment of long-lived assets and other non-recurring items, primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Statements of Operations Data:
Net income	$8,191	$15,222	$24,887	$19,818
Add (Less):
Depreciation and amortization	5,007	5,491	10,834	11,062
Income tax provision	3,075	6,665	9,303	8,630
Interest expense	3,724	6,630	10,160	12,257
Interest expense - related party	—	—	—	1,074
Interest income	(538)	$(473)	(1,526)	(1,043)
Adjustments:
Equity-based compensation expense (a)	1,696	937	2,950	1,815
Write-off of property and equipment (b)	51	26	57	46
Amortization of cloud-based software implementation costs (c)	244	61	465	116
Loss on extinguishment of debt (d)	8,570	—	8,570	—
Loss on debt refinancing (e)	—	—	—	12,702
Adjustment for exited retail stores (f)	(106)	—	(615)	—
Impairment of long-lived assets (g)	58	45	311	45
Other non-recurring items (h)	215	2	438	2
Adjusted EBITDA	$30,187	$34,606	$65,834	$66,524
Net sales	$155,242	$156,631	$316,755	$306,877
Adjusted EBITDA margin	19.4%	22.1%	20.8%	21.7%

(a)
Represents expenses associated with equity incentive instruments granted to our management and Board of Directors (the “Board”). Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.
(b)
Represents net gain or loss on the disposal of fixed assets.
(c)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within Selling, general and administrative expenses. Adjusted EBITDA for the thirteen and twenty-six weeks ended July 29, 2023 has been restated to include such adjustments to Net income.
(d)
Represents loss on the prepayment of a portion of the term loan (the “Term Loan Credit Agreement” and, such facility, the “Term Loan Facility”).
(e)
Represents loss on the repayment of Priming Term Loan Credit Agreement (the “Priming Credit Agreement”) and the Subordinated Term Loan Credit Agreement (the “Subordinated Credit Agreement”).
(f)
Represents non-cash gains associated with exiting store leases earlier than anticipated.
(g)
Represents impairment of long-lived assets related to right of use assets and leasehold improvements.
(h)
Represents items management believes are not indicative of ongoing operating performance, including legal and professional fees.

Results of Operations

Thirteen weeks ended August 3, 2024 Compared to Thirteen weeks ended July 29, 2023

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended July 29, 2023 to the Thirteen Weeks
	August 3, 2024		July 29, 2023		Ended August 3, 2024
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$155,242	100.0%	$156,631	100.0%	$(1,389)	(0.9)%
Costs of goods sold	45,848	29.5%	44,260	28.3%	1,588	3.6%
Gross profit	109,394	70.5%	112,371	71.7%	(2,977)	(2.6)%
Selling, general and administrative expenses	86,314	55.6%	84,282	53.8%	2,032	2.4%
Impairment of long-lived assets	58	0.0%	45	0.0%	13	28.9%
Operating income	23,022	14.8%	28,044	17.9%	(5,022)	(17.9)%
Loss on extinguishment of debt	8,570	5.5%	—	0.0%	8,570	100.0%
Interest expense	3,724	2.4%	6,630	4.2%	(2,906)	(43.8)%
Interest income	538	0.3%	473	0.3%	65	13.7%
Income before provision for income taxes	11,266	7.3%	21,887	14.0%	(10,621)	(48.5)%
Income tax provision	3,075	2.0%	6,665	4.3%	(3,590)	(53.9)%
Net income	$8,191	5.3%	$15,222	9.7%	$(7,031)	(46.2)%

Net Sales

Net sales for the thirteen weeks ended August 3, 2024 decreased $1.4 million, or 0.9%, to $155.2 million from $156.6 million for the thirteen weeks ended July 29, 2023. At the end of those same periods, we operated 244 and 245 retail stores, respectively. The decrease in net sales was primarily due to the impact of approximately $7.0 million from the calendar shift for the thirteen weeks ended August 3, 2024 mostly offset by total company comparable sales increase of 1.7% compared to the thirteen weeks ended July 29, 2023.

Retail contributed 52.9% of our net sales in the thirteen weeks ended August 3, 2024 and 55.0% in the thirteen weeks ended July 29, 2023. Our Direct channel contributed 47.1% of our net sales in the thirteen weeks ended August 3, 2024 and 45.0% in the thirteen weeks ended July 29, 2023.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended August 3, 2024 decreased $3.0 million, or 2.6%, to $109.4 million from $112.4 million for the thirteen weeks ended July 29, 2023. The gross margin for the thirteen weeks ended August 3, 2024 was 70.5% compared to 71.7% for the thirteen weeks ended July 29, 2023. The decrease in gross profit and gross margin for the thirteen weeks ended August 3, 2024 was primarily driven by the impact of the calendar shift as well as higher freight costs incurred to mitigate disruptions created by global conflicts compared to the thirteen weeks ended July 29, 2023.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended August 3, 2024 increased $2.0 million, or 2.4%, to $86.3 million from $84.3 million for the thirteen weeks ended July 29, 2023. The increase was primarily driven by a $1.0 million increase in payroll and related expenses and $0.9 million increase in information systems costs, primarily related to the recent system implementation projects.

As a percentage of net sales, SG&A expenses were 55.6% for the thirteen weeks ended August 3, 2024 and 53.8% for the thirteen weeks ended July 29, 2023.

Impairment of long-lived assets

For the thirteen weeks ended August 3, 2024 and July 29, 2023, the Company recorded an immaterial amount of noncash impairment charges.

Loss on Extinguishment of Debt

For the thirteen weeks ended August 3, 2024, the Company recognized a loss on debt extinguishment of $8.6 million related to the voluntary prepayment of a portion of the Term Loan Credit Agreement. No such loss was incurred by the Company during the thirteen weeks ended July 29, 2023.

Interest Expense

Interest expense was $3.7 million and $6.6 million for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively. The decrease was due to a lower debt balance for the thirteen weeks ended August 3, 2024.

Interest Income

For the thirteen weeks ended August 3, 2024 and July 29, 2023, the Company earned interest on cash of $0.5 million.

Income Tax Provision

The income tax provision was $3.1 million for the thirteen weeks ended August 3, 2024 compared to $6.7 million for the thirteen weeks ended July 29, 2023, while our effective tax rates for the same periods were 27.3% and 30.5%, respectively. The effective tax rate during the thirteen weeks ended August 3, 2024 is lower primarily due to the impact of state and local income taxes and executive compensation limitations.

Twenty-six weeks ended August 3, 2024 Compared to Twenty-six weeks ended July 29, 2023

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended July 29, 2023 to the Twenty-Six Weeks Ended August 3, 2024
(in thousands)	August 3, 2024		July 29, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$316,755	100.0%	$306,877	100.0%	$9,878	3.2%
Costs of goods sold	89,624	28.3%	86,140	28.1%	3,484	4.0%
Gross profit	227,131	71.7%	220,737	71.9%	6,394	2.9%
Selling, general and administrative expenses	175,426	55.4%	167,254	54.5%	8,172	4.9%
Impairment of long-lived assets	311	0.1%	45	0.0%	266	591.1%
Operating income	51,394	16.2%	53,438	17.4%	(2,044)	(3.8)%
Loss on extinguishment of debt	8,570	2.7%	—	0.0%	8,570	100.0%
Loss on debt refinancing	—	0.0%	12,702	4.1%	(12,702)	(100.0)%
Interest expense	10,160	3.2%	12,257	4.0%	(2,097)	(17.1)%
Interest expense - related party	—	0.0%	1,074	0.3%	(1,074)	(100.0)%
Interest income	1,526	0.5%	1,043	0.3%	483	46.3%
Income before provision for income taxes	34,190	10.8%	28,448	9.3%	5,742	20.2%
Income tax provision	9,303	2.9%	8,630	2.8%	673	7.8%
Net income	$24,887	7.9%	$19,818	6.5%	$5,069	25.6%

Net Sales

Net sales for the twenty-six weeks ended August 3, 2024 increased $9.9 million, or 3.2%, to $316.8 million from $306.9 million for the twenty-six weeks ended July 29, 2023. At the end of those same periods, we operated 244 and 245 retail stores, respectively. The increase in net sales was primarily due to total company comparable sales increase of 2.4% compared to the twenty-six weeks ended July 29, 2023.

Retail contributed 53.0% of our net sales in the twenty-six weeks ended August 3, 2024 and 54.8% in the twenty-six weeks ended July 29, 2023. Our Direct channel contributed 47.0% of our net sales in the twenty-six weeks ended August 3, 2024 and 45.2% in the twenty-six weeks ended July 29, 2023.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended August 3, 2024 increased $6.4 million, or 2.9%, to $227.1 million from $220.7 million for the twenty-six weeks ended July 29, 2023. The gross margin for the twenty-six weeks ended August 3, 2024 was 71.7% compared to 71.9% for the twenty-six weeks ended July 29, 2023. The increase in gross profit and decrease in gross margin for the twenty-six weeks ended August 3, 2024 was primarily driven by an increase in net sales of 3.2%, offset by higher freight costs incurred to mitigate disruptions created by global conflicts compared to the twenty-six weeks ended July 29, 2023.

Selling, General and Administrative Expenses

SG&A expenses for the twenty-six weeks ended August 3, 2024 increased $8.2 million, or 4.9%, to $175.4 million from $167.3 million for the twenty-six weeks ended July 29, 2023. The increase was primarily driven by a $3.4 million increase in compensation, benefits and management incentive expense, $1.6 million increase in marketing costs, $1.5 million increase in professional services, $1.0 million increase in information systems costs, and $0.9 million increase in outbound shipping costs, partially offset by lower occupancy costs of $0.3 million compared to the twenty-six weeks ended July 29, 2023.

As a percentage of net sales, SG&A expenses were 55.4% for the twenty-six weeks ended August 3, 2024 compared to 54.5% for the twenty-six weeks ended July 29, 2023.

Impairment of long-lived assets

For the twenty-six weeks ended August 3, 2024, the Company recorded noncash impairment charges of $0.3 million primarily related to leasehold improvements at certain store locations. The Company recorded an immaterial amount of impairment charges for the twenty-six weeks ended July 29, 2023.

Loss on Extinguishment of Debt

For the twenty-six weeks ended August 3, 2024, the Company recognized a loss on extinguishment of debt of $8.6 million related to the voluntary prepayment of a portion of the Term Loan Credit Agreement. No such loss was incurred by the Company during the twenty-six weeks ended July 29, 2023.

Loss on Debt Refinancing

During the twenty-six weeks ended July 29, 2023, the Company recognized a loss on debt refinancing of $12.7 million related to entering into the Term Loan Credit Agreement and the repayment of the Priming Credit Agreement and the Subordinated Credit Agreement. No such loss was incurred by the Company during the twenty-six weeks ended August 3, 2024.

Interest Expense

Interest expense was $10.2 million and $12.3 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. The decrease was primarily due to a lower debt balance for the twenty-six weeks ended August 3, 2024.

Interest expense consists of interest expense on the Term Loan Credit Agreement for the twenty-six weeks ended August 3, 2024, and, on the Company’s Term Loan Credit Agreement, Priming Credit Agreement prior to repayment in full on April 5, 2023, and ABL Facility for the twenty-six weeks ended July 29, 2023.

Interest Expense - Related Party

For the twenty-six weeks ended July 29, 2023, the Company incurred $1.1 million of Interest expense - related party associated with the Subordinated Credit Agreement, until it was repaid in full on April 5, 2023. The Company did not incur any Interest expense - related party during the twenty-six weeks ended August 3, 2024.

Interest Income

For the twenty-six weeks ended August 3, 2024, the Company earned interest on cash of $1.5 million, compared to $1.0 million for the twenty-six weeks ended July 29, 2023.

Income Tax Provision

The income tax provision was $9.3 million for the twenty-six weeks ended August 3, 2024 compared to $8.6 million for the twenty-six weeks ended July 29, 2023, while our effective tax rates for the same periods were 27.2% and 30.3%, respectively. The effective tax rate during the twenty-six weeks ended August 3, 2024 is lower primarily due to the impact of state and local income taxes and executive compensation limitations.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of August 3, 2024, we had $28.5 million in cash and $35.7 million of total availability under our ABL Facility. In addition, through our shelf registration statement on file with the SEC or through private transactions, and depending on conditions prevailing in the public and private capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

On June 14, 2024, the Company issued and sold 1,000,000 shares of its common stock. The shares were offered at an offering price of $31.00 per share, less underwriting discounts and commissions. The Company utilized the net proceeds from its sale of shares for repayment of its debt and general corporate purposes. See Note 8. Shareholders’ Equity to the condensed consolidated financial statements included in this Quarterly Report for additional information on the Company’s common stock issuance.

Subsequently, on August 20, 2024, the Company issued 3,317,488 shares of common stock following the exercise of 3,318,443 warrants. The exercise price of the warrants was net share settled as per the terms of the Warrant Agreement. As a result of this transaction, the number of shares outstanding increased to 15,084,356 and the number of warrants outstanding decreased to 255,265. As the exercise of the warrants is near certain due to its non-substantive exercise price in relation to the fair value of the common shares issuable upon exercise, the exercise of these warrants has no impact on net income per common share, both basic and diluted.

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

On May 10, 2024, the Company made a voluntary principal prepayment of $58.2 million on the Term Loan Credit Agreement, in lieu of the previously expected excess cash flow payment of $26.6 million. The expected excess cash flow payment was rejected by the lenders as permitted under the provisions of the Term Loan Credit Agreement. On June 21, 2024, the Company made an additional voluntary principal prepayment of $27.2 million (See Note 8. Shareholders’ Equity, Common Stock Issuance, for additional information). Together with the required quarterly payments, the Company has repaid $89.8 million in principal under the Term Loan Credit Agreement in Fiscal Year 2024. In connection with both of the voluntary principal prepayments, the Company paid a $2.6 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $1.6 million towards interest, in accordance with the provisions of the Term Loan Credit Agreement.

In connection with the voluntary principal prepayments discussed above, for the thirteen and twenty-six weeks ended August 3, 2024, the Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income. As of August 3, 2024, the remaining Term Loan Facility principal balance was $78.7 million, which is to be repaid in two quarterly principal payments of $2.2 million through January 31, 2025, with the remaining balance of $74.3 million to be paid upon maturity on May 8, 2028. The remaining unamortized discount and fees of $5.5 million will continue to be amortized over the remaining term through maturity. See Note 5. Debt to the condensed consolidated financial statements included in this Quarterly Report for additional information.

There were no short-term borrowings outstanding under the Company’s ABL Facility as of August 3, 2024 and February 3, 2024. At August 3, 2024 and February 3, 2024, the Company had outstanding letters of credit in the amount of $4.3 million and $5.8 million, respectively, and had a maximum additional borrowing capacity of $35.7 million and $34.2 million, respectively.

As of August 3, 2024, the Company is in compliance with all covenants contained in its outstanding debt arrangements.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$37,880	$35,615
Net cash used in investing activities	(4,560)	(7,105)
Net cash used in financing activities	(67,026)	(66,660)

Net cash provided by operating activities

Net cash provided by operating activities increased by $2.3 million during the twenty-six weeks ended August 3, 2024 compared to the twenty-six weeks ended July 29, 2023. The increase during the twenty-six weeks ended August 3, 2024 was driven by higher net income of $5.1 million, lower adjustments to reconcile net income to net cash from operation of $7.1 million, and an increase in cash from working capital of $4.2 million. The increase in net cash from working capital was driven primarily by changes in accrued expenses and other current liabilities of $6.8 million, mainly consisting of management incentives of $3.8 million, $2.1 million due to payment timing of interest on debt and corporate expenses, outbound shipping costs, information systems costs, and the timing of payments relating to income taxes of $1.1 million, partially offset by lower sales returns reserve of $1.7 million, timing of payments relating to accounts payable of $5.9 million, and changes in other non current assets and liabilities of $0.3 million. The increase in net cash from working capital was partially offset by timing of payments relating to inventory of $4.3 million, accounts receivable of $3.4 million, and prepaid expenses and other current assets of $1.2 million.

Net cash provided by operating activities during the twenty-six weeks ended August 3, 2024 was $37.9 million. Key elements of cash provided by operating activities were (i) net income of $24.9 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $21.7 million, primarily driven by depreciation and amortization, loss on extinguishment of debt and equity-based compensation, and (iii) uses of cash totaling $8.7 million for net operating assets and liabilities.

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

Net cash used in investing activities

Net cash used in investing activities during the twenty-six weeks ended August 3, 2024 and July 29, 2023 was $4.6 million and $7.1 million, respectively, representing purchases of property and equipment related investments in stores and software and technology related investments.

Net cash used in financing activities

Net cash used in financing activities was $67.0 million for the twenty-six weeks ended August 3, 2024 compared to $66.7 million for the twenty-six weeks ended July 29, 2023. Net cash used in financing activities for the twenty-six weeks ended August 3, 2024 primarily consisted of voluntary prepayments under the Term Loan Credit Agreement partially offset by the proceeds from the issuance of common stock. Net cash used in financing activities for the twenty-six weeks ended July 29, 2023 consisted of repayment of the previously existing Priming and Subordinated Credit Agreements offset by the proceeds from the issuance of the Term Loan Credit Agreement.

Dividends

On May 14, 2024, the Board declared a quarterly cash dividend of $0.07 per share of common stock (the “Dividend”). The Dividend was paid on June 12, 2024, to all holders of record of issued and outstanding shares of the Company’s common stock as of the close of business on May 29, 2024. During the thirteen and twenty-six weeks ended August 3, 2024, the Company paid $0.8 million in dividends. The Company may pay dividends on its common stock only from net profits and surplus as determined under Delaware state law. Given the current financial position, the Dividend was paid from Additional paid-in capital rather than retained earnings as reflected in the condensed consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended August 3, 2024.

The Company did not pay any dividends during the thirteen and twenty-six weeks ended July 29, 2023.

The Company intends to pay dividends quarterly in the future, subject to market conditions and the discretion and approval by the Board of any such dividends.

The payment of cash dividends in the future, if any, will be at the discretion of the Board and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and any other factors deemed relevant by the Board. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of restrictions on their ability to pay dividends to us, under our debt agreements and under future indebtedness that we or they may incur.

Subsequent to August 3, 2024, on August 28, 2024, the Board declared a cash dividend of $0.07 per share, payable on October 2, 2024 to all stockholders of record as of September 18, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the second quarter of Fiscal Year 2024. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2023 Annual Report.

On August 28, 2024, the Board declared quarterly cash dividend of $0.07 per share, payable on October 2, 2024 to all stockholders of record as of September 18, 2024. The Company intends to pay dividends quarterly in the future, subject to market conditions and the discretion and approval by the Board of any such dividends.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer concluded as of August 3, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting that occurred during the second quarter of Fiscal Year 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings as of August 3, 2024, refer to Note 12. Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report, except as set forth below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

We are no longer a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

As of June 14, 2024, the Company, and TowerBrook, as the Selling Stockholder, completed the Equity Offering, which resulted in the dilution of TowerBrook’s ownership and voting power in the Company. As a result, TowerBrook no longer controls a majority of the voting power of the Company’s outstanding voting stock and, therefore, the Company no longer qualifies as a “controlled company” within the meaning of the NYSE corporate governance standards. While we were a “controlled company” under NYSE rules, we availed ourselves of applicable “controlled company” exemptions, which exempted us from certain requirements, including the requirements that the Compensation Committee of our Board of Directors (the “Compensation Committee”) and Nominating, Corporate Governance and ESG Committee of our Board of Directors (the “Nominating and Corporate Governance Committee”) be comprised entirely of independent directors.

The NYSE rules require that (i) we have at least at least one independent director on each of the Compensation and Nominating and Governance Committees at the time the company ceases to be a controlled company; (ii) we have at least a majority of independent directors on each of the Compensation and Nominating and Governance Committees within 90 days of the date that we no longer qualify as a “controlled company”; and (iii) that the Compensation and Nominating and Governance Committees be composed entirely of independent directors within one year of the date that we no longer qualify as a “controlled company.” As of the date of this report, we are in compliance with the phase-in requirements described above. Until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.”

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

J.Jill, Inc.

Date: September 4, 2024	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer, President and Director

Date: September 4, 2024	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer