Form 10-Q
period 2024-11-02
J.Jill, Inc.
filed 2024-12-11
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

As of December 6, 2024 the registrant had 15,340,378 shares of common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of November 2, 2024 (Unaudited) and February 3, 2024	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Thirty-Nine weeks ended November 2, 2024 and October 28, 2023 (Unaudited)	3
	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine weeks ended November 2, 2024 and October 28, 2023 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Thirty-nine weeks ended November 2, 2024 and October 28, 2023 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
	Exhibit Index	27
	Signatures	29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	November 2, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$38,765	$62,172
Accounts receivable	6,535	5,042
Inventories, net	61,737	53,259
Prepaid expenses and other current assets	18,774	17,656
Total current assets	125,811	138,129
Property and equipment, net	52,091	54,118
Intangible assets, net	62,223	66,246
Goodwill	59,697	59,697
Operating lease assets, net	112,358	108,203
Other assets	6,076	1,787
Total assets	$418,256	$428,180
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,936	$41,112
Accrued expenses and other current liabilities	42,534	42,283
Current portion of long-term debt	2,188	35,353
Current portion of operating lease liabilities	34,251	36,204
Total current liabilities	129,909	154,952
Long-term debt, net of discount and current portion	69,124	120,595
Deferred income taxes	9,511	10,967
Operating lease liabilities, net of current portion	105,161	103,070
Other liabilities	1,290	1,378
Total liabilities	314,995	390,962
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 15,340,378 and 10,614,454 shares issued and outstanding at November 2, 2024 and February 3, 2024, respectively (See Note 8)	153	107
Additional paid-in capital	241,998	213,236
Accumulated deficit	(138,890)	(176,125)
Total shareholders’ equity	103,261	37,218
Total liabilities and shareholders’ equity	$418,256	$428,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$151,260	$150,881	$468,015	$457,758
Costs of goods sold (exclusive of depreciation and amortization)	43,285	42,283	132,909	128,423
Gross profit	107,975	108,598	335,106	329,335
Selling, general and administrative expenses	88,646	86,450	264,072	253,705
Impairment of long-lived assets	102	21	413	66
Operating income	19,227	22,127	70,621	75,564
Loss on extinguishment of debt	—	—	8,570	—
Loss on debt refinancing	—	—	—	12,702
Interest expense	2,849	6,501	13,009	18,758
Interest expense - related party	—	—	—	1,074
Interest income	(494)	(707)	(2,020)	(1,750)
Income before provision for income taxes	16,872	16,333	51,062	44,780
Income tax provision	4,524	4,717	13,827	13,346
Net income and total comprehensive income	$12,348	$11,616	$37,235	$31,434
Per share data (Note 9):
Net income per common share:
Basic	$0.81	$0.82	$2.51	$2.22
Diluted	$0.80	$0.80	$2.48	$2.19
Weighted average common shares:
Basic	15,331,712	14,169,955	14,831,762	14,130,734
Diluted	15,490,876	14,448,228	14,994,786	14,379,529

Cash dividends declared per common share	$0.07	—	$0.14	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except common share data)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, February 3, 2024	10,614,454	$107	$213,236	$(176,125)	$37,218
Vesting of restricted stock units	201,827	2	(2)	—	—
Surrender of shares to pay withholding taxes	(68,434)	(2)	(2,054)	—	(2,056)
Equity-based compensation	—	—	1,254	—	1,254
Net income	—	—	—	16,696	16,696
Balance, May 4, 2024	10,747,847	$107	$212,434	$(159,429)	$53,112
Issuance of common stock, net of underwriting and issuance costs	1,000,000	10	28,539	—	28,549
Vesting of restricted stock units	31,875	—	—	—	—
Surrender of shares to pay withholding taxes	(12,854)	—	(432)	—	(432)
Quarterly cash dividend declared ($0.07 per share)	—	—	(752)	—	(752)
Equity-based compensation	—	—	1,696	—	1,696
Net income	—	—	—	8,191	8,191
Balance, August 3, 2024	11,766,868	$117	$241,485	$(151,238)	$90,364
Third-party common stock issuance costs	—	—	(8)	—	(8)
Vesting of restricted stock units	1,293	—	—	—	—
Surrender of shares to pay withholding taxes	(447)	—	(11)	—	(11)
Quarterly cash dividend and dividend equivalents declared ($0.07 per share)	—	—	(1,158)	—	(1,158)
Exercise of warrants	3,572,664	36	(36)	—	—
Equity-based compensation	—	—	1,726	—	1,726
Net income	—	—	—	12,348	12,348
Balance, November 2, 2024	15,340,378	$153	$241,998	$(138,890)	$103,261

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, January 28, 2023	10,165,361	$102	$212,005	$(212,326)	$(219)
Vesting of restricted stock units	227,237	2	(2)	—	—
Surrender of shares to pay withholding taxes	(66,423)	—	(1,930)	—	(1,930)
Equity-based compensation	—	—	878	—	878
Exercise of warrants	254,627	3	(3)	—	—
Net income	—	—	—	4,596	4,596
Balance, April 29, 2023	10,580,802	$107	$210,948	$(207,730)	$3,325
Vesting of restricted stock units	39,334	—	—	—	—
Surrender of shares to pay withholding taxes	(17,431)	—	(371)	—	(371)
Equity-based compensation	—	—	937	—	937
Net income	—	—	—	15,222	15,222
Balance, July 29, 2023	10,602,705	$107	$211,514	$(192,508)	$19,113
Vesting of restricted stock units	1,293	—	—	—	—
Surrender of shares to pay withholding taxes	(492)	—	(13)	—	(13)
Equity-based compensation	—	—	942	—	942
Net income	—	—	—	11,616	11,616
Balance, October 28, 2023	10,603,506	$107	$212,443	$(180,892)	$31,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Net income	$37,235	$31,434
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,082	16,847
Impairment of long-lived assets	413	66
Adjustment for exited retail stores	(615)	(632)
Loss on disposal of fixed assets	74	65
Loss on extinguishment of debt	8,570	—
Loss on debt refinancing	—	12,702
Loss due to hurricane	252	—
Noncash interest expense, net	1,345	2,826
Equity-based compensation	4,676	2,757
Deferred rent incentives	(95)	(116)
Deferred income taxes	(1,456)	679
Changes in operating assets and liabilities:
Accounts receivable	(1,493)	829
Inventories, net	(8,559)	(6,067)
Prepaid expenses and other current assets	(1,118)	476
Accounts payable	9,405	9,453
Accrued expenses and other current liabilities	(8)	(8,183)
Operating lease assets and liabilities	(3,438)	(4,844)
Other noncurrent assets and liabilities	(4,323)	(1,610)
Net cash provided by operating activities	56,947	56,682
Investing activities:
Purchases of property and equipment	(7,558)	(5,822)
Capitalized software	(2,489)	(4,938)
Net cash used in investing activities	(10,047)	(10,760)
Financing activities:
Principal repayments on Term Loan	(91,963)	(4,374)
Prepayment premium on Term Loan	(2,562)	—
Principal repayments on Priming Term Loan	—	(201,349)
Principal repayments on Subordinated Term Loan - related party	—	(21,181)
Proceeds from issuance of Term Loan	—	164,050
Third-party debt financing costs	—	(3,692)
Proceeds from issuance of common stock, net of underwriting costs	29,450	—
Third-party common stock issuance costs	(909)	—
Surrender of shares to pay withholding taxes	(2,497)	(2,314)
Quarterly cash dividend paid to shareholders	(1,826)	—
Net cash used in financing activities	(70,307)	(68,860)
Net change in cash and cash equivalents	(23,407)	(22,938)
Cash and cash equivalents:
Beginning of Period	62,172	87,053
End of Period	$38,765	$64,115

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

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 3, 2024 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and thirty-nine weeks ended November 2, 2024 are not necessarily indicative of future results or results to be expected for Fiscal Year 2024. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2023 Annual Report.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation.

On the condensed consolidated statements of operations and comprehensive income, the Company reclassified amounts for interest income for the thirteen and thirty-nine weeks ended October 28, 2023 from Interest expense, net to a separate financial statement line item to conform with the current presentation for the thirteen and thirty-nine weeks ended November 2, 2024.

On the condensed consolidated statement of cash flows, the Company reclassified approximately $1.0 million of prepaid software project costs from Prepaid expenses and other current assets to Other assets for the thirty-nine weeks ended October 28, 2023. For further details refer “Cloud-Based Software Arrangements” below under Note 2. Summary of Significant Accounting Policies.

Correction of Immaterial Error

Prior to Fiscal Year 2024, the Company had recorded processing fee income related to customer sales returns as a contra expense within Selling, general and administrative expenses rather than as a component of Net sales in the condensed consolidated statements of operations and comprehensive income. Beginning in Fiscal Year 2024, the Company recorded this revenue as a component of Net sales within the Direct channel. The Company reclassified this income, which increased previously reported Net sales and Selling, general and administrative expenses by approximately $0.7 million for the thirteen weeks ended October 28, 2023, and by $2.5 million for the thirty-nine weeks ended October 28, 2023. The Company has concluded that the reclassification of this income was immaterial to the prior period financial statements.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and operations at the headquarters, including utilities, depreciation and amortization. These expenses also consist of marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, natural disasters, professional services and other administrative costs.

For the thirteen and thirty-nine weeks ended November 2, 2024, the Company recorded a loss due to hurricane of $0.3 million related to the write-off of property and equipment and inventory at one store location. This amount is included in Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

Cloud-Based Software Arrangements

The costs incurred to implement cloud computing arrangements hosted by third party vendors are capitalized when incurred during the application development phase, and recognized as Prepaid expenses and other current assets for the current portion or Other assets for the long-term portion. Implementation costs are subsequently amortized on a straight-line basis over the expected term of the related cloud service, beginning on the date the related software or module is ready for its intended use. The amortization of cloud-based software implementation costs is recorded as a component of Selling, general, and administrative expenses, the same line item as the expense for the associated hosting arrangement. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Cloud computing arrangement implementation costs are classified within operating activities in the condensed consolidated statements of cash flows.

For the thirteen and thirty-nine weeks ended November 2, 2024, the Company amortized $0.2 million and $0.6 million, respectively, of cloud-based software implementation costs. For the thirteen and thirty-nine weeks ended October 28, 2023, the Company amortized $0.3 million and $0.4 million, respectively, of cloud-based software implementation costs.

As of November 2, 2024, the Company had $7.2 million of gross capitalized cloud-based software implementation costs and $0.6 million of related accumulated amortization, for a net balance of $6.6 million, made up of $1.2 million recorded within Prepaid expenses and other current assets and $5.4 million recorded within Other assets on the Company’s condensed consolidated balance sheets.

As of February 3, 2024, the Company had $2.5 million of gross capitalized cloud-based software implementation costs and $0.6 million of related accumulated amortization, for a net balance of $1.9 million, made up of $0.9 million recorded within Prepaid expenses and other current assets and $1.0 million recorded within Other assets on the Company’s condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU amends the FASB ASC in response to the SEC’s disclosure update and simplification initiative. This guidance will be applied prospectively with the effective date for each amendment to be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the related disclosures from Regulation S-X or Regulation S-K, the pending amendments will not become effective for any entity. The Company is assessing what impact this guidance will have on its disclosures in the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting, Improvements to Reportable Segment Disclosures”. This ASU enhances the disclosures required about a public entity’s reportable segments in its annual and interim condensed consolidated financial statements. The amendments in this update require additional detailed and enhanced information about reportable segments’ expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for the

Company for annual reporting periods beginning with the fiscal year ending February 1, 2025 and for interim reporting periods beginning in fiscal year 2026. Early adoption is permitted. The Company is assessing what impact this guidance will have on its disclosures in the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”. This ASU requires public entities to disclose specified information about certain costs and expenses in the notes to their financial statements for both annual and interim reporting periods. Specifically, this ASU requires the disclosure of amounts related to (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization for oil and gas-producing activities. Additionally, entities must also provide a qualitative description of any amounts in relevant expense captions that are not quantitatively disaggregated, as well as total selling expenses and a definition of selling expenses for annual periods. The amendments in ASU 2024-03 must be applied prospectively and are effective for annual reporting periods beginning with the fiscal year ending January 29, 2028 and for interim periods beginning in fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Retail	$82,196	$82,051	$249,951	$250,365
Direct	69,064	68,830	218,064	207,393
Net sales	$151,260	$150,881	$468,015	$457,758

Performance Obligations

The Company has a remaining performance obligation of $0.5 million related to an upfront payment to support the marketing and promotion of the Company’s private label credit card program. This upfront payment will be amortized to revenue evenly through January 2031.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	November 2, 2024	February 3, 2024
Contract liabilities:
Upfront payment (1)	506	570
Unredeemed gift cards (2)	5,103	7,005
Total contract liabilities	$5,609	$7,575
(1)
The short-term portion of the upfront payment is included in Accrued expenses and other current liabilities and the long-term portion of the upfront payment is included in Other long-term liabilities on the Company’s condensed consolidated balance sheets.

(2)
Revenue recognized for the thirty-nine weeks ended November 2, 2024 related to the contract liability balance as of February 3, 2024 was $3,470.

The Company recognized revenue related to gift card redemptions and breakage for the thirteen and thirty-nine weeks ended November 2, 2024 of approximately $1.8 million and $7.2 million, respectively, and for the thirteen and thirty-nine weeks ended October 28, 2023 of approximately $2.0 million and $7.5 million, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

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

4. Asset Impairments

Long-lived Asset Impairments

For the thirteen and thirty-nine weeks ended November 2, 2024, the Company recorded noncash impairment charges of $0.1 million and $0.4 million, respectively, related to leasehold improvements at certain store locations driven by the actual performance at these locations. The Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.

For the thirteen and thirty-nine weeks ended October 28, 2023, the Company recorded an immaterial amount of impairment charges.

Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at November 2, 2024 and February 3, 2024. The accumulated goodwill impairment losses as of November 2, 2024 were $137.3 million.

A summary of other intangible assets as of November 2, 2024 and February 3, 2024 is as follows (in thousands):

		November 2, 2024
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	103,357	2,620	28,223
Total intangible assets		$192,300	$103,357	$26,720	$62,223

		February 3, 2024
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	99,334	2,620	32,246
Total intangible assets		$192,300	$99,334	$26,720	$66,246

Total amortization expense for these amortizable intangible assets was $1.2 million and $1.7 million for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, and $4.0 million and $5.2 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2024 (1)	$1,208
2025	4,693
2026	4,556
2027	4,418
2028	4,246
Thereafter	9,102
Total	$28,223
(1)
Represents amortization expense for the remainder of Fiscal Year 2024.

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

During the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt as of November 2, 2024 and February 3, 2024 were as follows (in thousands):

	November 2, 2024
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$76,475	$(3,872)	$(1,291)	$71,312
Less: Current portion	(2,188)	—	—	(2,188)
Net long-term debt	$74,287	$(3,872)	$(1,291)	$69,124

	February 3, 2024
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$168,438	$(9,367)	$(3,123)	$155,948
Less: Current portion (including Excess Cash Flow payment)	(35,353)	—	—	(35,353)
Net long-term debt	$133,085	$(9,367)	$(3,123)	$120,595

Term Loan Credit Agreement

The Company is party to a secured $175.0 million term loan credit agreement (the “Term Loan Credit Agreement” and, such facility, the “Term Loan Facility”), dated April 5, 2023, by and among the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent, with a maturity date of May 8, 2028.

On May 10, 2024, the Company made a voluntary principal prepayment of $58.2 million on the Term Loan Credit Agreement, in lieu of the previously expected excess cash flow payment of $26.6 million. The expected excess cash flow payment was rejected by the lenders as permitted under the provisions of the Term Loan Credit Agreement. On June 21, 2024, the Company made an additional voluntary principal prepayment of $27.2 million (See Note 8. Shareholders’ Equity, Common Stock Issuance, for additional information). Together with the required quarterly payments, the Company has repaid $92.0 million in principal under the Term Loan Credit Agreement in Fiscal Year 2024. In connection with the voluntary principal prepayments, the Company paid a $2.6 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $1.6 million towards interest, in accordance with the provisions of the Term Loan Credit Agreement.

In connection with the voluntary principal prepayments discussed above, for the thirty-nine weeks ended November 2, 2024, the Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income. As of November 2, 2024, the remaining Term Loan Facility principal balance was $76.5 million, which is to be repaid in one quarterly principal payment of $2.2 million prior to January 31, 2025, with the remaining balance of $74.3 million to be paid upon maturity on May 8, 2028. The remaining unamortized discount and fees of $5.2 million will continue to be amortized over the remaining term through maturity.

As of November 2, 2024, the Company was in compliance with all covenants contained in its outstanding debt arrangements.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of November 2, 2024 and February 3, 2024. The Company’s available borrowing capacity under the ABL Facility as of November 2, 2024 and February 3, 2024 was $35.7 million and $34.2 million, respectively.

As of November 2, 2024 and February 3, 2024, there were outstanding letters of credit of $4.3 million and $5.8 million, respectively, which reduced the availability under the ABL Facility. As of November 2, 2024, the maximum commitment for letters of credit was $10.0 million.

As of November 2, 2024, the Company was in compliance with all covenants.

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

The following table presents the carrying value and fair value hierarchy for debt as of November 2, 2024 and February 3, 2024, respectively (in thousands):

		Fair Value as of November 2, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$71,312	$—	$73,913	$—
Total financial instruments not carried at fair value	$71,312	$—	$73,913	$—

		Fair Value as of February 3, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$155,948	$—	$161,871	$—
Total financial instruments not carried at fair value	$155,948	$—	$161,871	$—

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

7. Income Taxes

The Company recorded an income tax provision of $4.5 million and $4.7 million during the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively. The Company recorded an income tax provision of $13.8 million and $13.3 million during the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.

The effective tax rate was 26.8% and 28.9% for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, and 27.1% and 29.8% for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.

The effective tax rate for the thirteen and thirty-nine weeks ended November 2, 2024 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and executive compensation limitations. The effective tax rate for the thirteen and thirty-nine weeks ended October 28, 2023 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, executive compensation limitations and non-deductible expenses.

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

The gross proceeds to the Company from the issuance of the Company’s 1,000,000 shares amounted to $31.0 million and the Company did not receive any proceeds from the shares sold by the Selling Stockholder. After deducting underwriting discounts and commissions of approximately $1.5 million, the net proceeds to the Company from the Equity Offering were $29.5 million. The issuance of the 1,000,000 new shares sold by the Company increased the total number of outstanding shares and are reflected in the stockholders’ equity section of the Company’s condensed consolidated balance sheet as of November 2, 2024. In connection with the Equity Offering, the Company incurred $0.9 million of third- party expenses. The net proceeds, after deducting both underwriting discounts and commissions and third- party expenses have been recorded in Additional paid-in capital and are detailed in the condensed consolidated statements of shareholders’ equity for the thirteen and thirty-nine weeks ended November 2, 2024.

The Company utilized the net proceeds from its sale of shares in the Equity Offering for repayment of its debt and general corporate purposes.

Dividends

During the thirteen weeks ended November 2, 2024, the Board of Directors (the “Board”) declared a quarterly cash dividend payment of $0.07 per share of common stock (the “Dividend”). The Dividend was payable on October 2, 2024 to stockholders of record of issued and outstanding shares of the Company’s common stock as of September 18, 2024. During the thirteen and thirty-nine weeks ended November 2, 2024, the Company paid $1.0 million and $1.8 million, respectively, in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital.

The Company intends to pay cash dividends quarterly in the future, subject to market conditions and at the discretion of the Board. Our ability to pay dividends in the future is based on a number of factors, such as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and the ability of our operating subsidiaries to pay dividends to us as a holding company.

Subsequent Events

On December 4, 2024, the Board declared a cash dividend of $0.07 per share, payable on January 9, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of December 26, 2024.

On December 6, 2024, the Board approved a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $25.0 million of the Company’s common stock over the next two years. Under the Share Repurchase Program, shares of the Company’s common stock may be purchased from time to time through open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations under the Exchange Act. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

9. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator
Net income	$12,348	$11,616	$37,235	$31,434
Denominator
Weighted average number of common shares outstanding	15,331,712	10,605,208	14,831,762	10,543,699
Assumed exercise of warrants	—	3,564,747	—	3,587,035
Weighted average common shares, basic	15,331,712	14,169,955	14,831,762	14,130,734
Dilutive effect of equity compensation awards	159,164	278,273	163,024	248,795
Weighted average common shares, diluted	15,490,876	14,448,228	14,994,786	14,379,529
Net income per common share, basic	$0.81	$0.82	$2.51	$2.22
Net income per common share, diluted	$0.80	$0.80	$2.48	$2.19

Equity compensation awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 13,916 and 118,663 shares for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, and 35,195 and 72,248 shares for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

During the thirteen and thirty-nine weeks ended November 2, 2024, the Company issued 3,572,664 shares of common stock following the exercise of 3,573,707 warrants (the “Warrants”) that were previously issued pursuant to a Warrant Agreement, dated as of October 2, 2020, by and between the Company and American Stock Transfer & Company LLC (the “Warrant Agreement”). The exercise price of the Warrants was net share settled as per the terms of the Warrant Agreement and as detailed in the condensed consolidated statements of shareholders’ equity for the thirteen and thirty-nine weeks ended November 2, 2024. Given the non-substantive exercise price of the Warrants in relation to the fair value of the common shares issued upon exercise, the exercise of these Warrants had no impact on net income per common share, both basic and diluted. Upon exercise, the net share settled warrants are included in the Weighted average number of common shares outstanding in the table above for the thirteen and thirty-nine weeks ended November 2, 2024.

10. Equity-Based Compensation

The J.Jill, Inc. Omnibus Equity Incentive Plan, as amended and restated on June 1, 2023 (the “A&R Plan”), reserves a maximum of 2,043,453 shares of common stock for issuance upon exercise of options, or in respect of granted awards. As of November 2, 2024, the A&R Plan had an aggregate of 863,571 shares remaining for future issuance pursuant to awards that may be granted by the Board.

During the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the Board approved and granted Restricted Stock Units (“RSUs”), dividend equivalent RSUs, Performance Stock Units (“PSUs”) and dividend equivalent PSUs under the A&R Plan.

Restricted Stock Units

For the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding RSUs were credited with dividend equivalent RSUs, which are subject to the same vesting terms as the RSUs. For the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the thirty-nine weeks ended November 2, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 3, 2024	458,299	$14.15
Granted	214,720	$32.06
Vested	(234,994)	$13.58
Forfeited	(10,909)	$32.55
Unvested units outstanding at November 2, 2024	427,116	$23.17

As of November 2, 2024, there was $6.9 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 2.0 years. The total fair value of RSUs vested during the thirty-nine weeks ended November 2, 2024 and October 28, 2023 was $3.2 million and $3.5 million, respectively.

Performance Stock Units

For the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the Board granted PSUs, a portion of which are based on achieving an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient provided the employee continues to provide services to the Company throughout the three-year performance period of the award. For Adjusted EBITDA based PSUs, the number of units earned will be determined based on the achievement of the predetermined Adjusted EBITDA goals at the end of each performance year, and for TSR based PSUs, the number of units earned will be determined based on the achievement of the predetermined TSR growth goal at the end of a three-year performance period. The TSR is based on J.Jill’s 30-trading day average beginning and closing price of the three-year performance period, assuming the reinvestment of dividends. Depending on the performance results based on Adjusted EBITDA and TSR, the actual number of shares that a grant recipient receives at the end of the vesting period may range from 0% to 200% of the Target Shares granted. PSUs are converted into shares of common stock upon vesting, under the terms of the A&R Plan. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding PSUs were credited with dividend equivalent PSUs, a portion of which are based on an Adjusted EBITDA goal and the remaining portion is based on achieving an annualized TSR growth goal, each subject to the same vesting terms as the corresponding PSUs.

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

The following table summarizes the PSU awards activity for the thirty-nine weeks ended November 2, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 3, 2024	62,709	$30.47
Granted	104,601	$40.27
Unvested units outstanding at November 2, 2024	167,310	$36.58

As of November 2, 2024, there was $4.6 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.0 years.

Equity-based compensation expense for RSUs and PSUs was recorded in the Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. The Company recorded $1.7 million and $4.7 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, and $1.0 million and $2.8 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. As per the terms of the A&R Plan, as the dividend equivalent awards are subject to the same vesting conditions as their underlying awards, the Company did not record any additional equity-based compensation expense associated with these awards.

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

The Company was party to the Subordinated Credit Agreement, with a group of lenders that includes certain affiliates of TowerBrook and the Chairman of our Board, until it was repaid in full on April 5, 2023. For the thirteen and thirty-nine weeks ended October 28, 2023, the Company incurred $1.1 million of Interest expense - related party associated with the Subordinated Credit Agreement in the condensed consolidated statements of operations and comprehensive income.

For the thirty-nine weeks ended November 2, 2024, the Company incurred $0.1 million in third-party expenses, primarily related to the payment of legal and professional fees associated with TowerBrook’s sale of the Company’s common stock in connection with the Equity Offering. For the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023, the Company incurred an immaterial amount of other expenses in connection with related party transactions.

Subsequent to November 2, 2024, on December 9, 2024, the Company and Elm ST Advisors, LLC (“Elm Street”) entered into a consulting services agreement (the “Consulting Agreement”). Elm Street is owned by Jim Scully, who served as a director on the Company’s Board until June 2024.

Pursuant to the terms of the Consulting Agreement, Elm Street will assist the Company in developing enhanced operational strategies with a focus on growth opportunities. In consideration for these services, the Company has agreed to pay Elm Street an upfront fee of $0.2 million and monthly installment payments of $0.3 million for the term of the Consulting Agreement, which terminates on June 9, 2025. Elm Street has also been granted the option to purchase 0.1 million shares of Company’s common stock subject to vesting during the term of the Consulting Agreement at the discretion of the Company upon achievement of certain milestones. The grant price of the options will be the closing price of Company shares on December 13, 2024.

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

13. Subsequent Events

On December 6, 2024, Claire Spofford, the Company’s President and Chief Executive Officer and director on the Board, notified the Board of her intent to retire effective April 15, 2025. Ms. Spofford will continue to serve in her current roles with the Company and on the Board through April 15, 2025 to facilitate a smooth transition.

Ms. Spofford’s retirement is not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Refer Note 8. Shareholders’ Equity for information on the declaration of dividend and the Share Repurchase Program.

Refer Note 11. Related Party Transactions for information on the Consulting Agreement with Elm Street.

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

Total company comparable sales include net sales from our retail stores that have been open for more than 52 weeks and from our Direct channel. This measure highlights the performance of existing stores open during the period, while excluding the impact of new store openings and closures. When a store in the total company comparable store base is temporarily closed for four or more days within a fiscal week, the store is excluded from the comparable store base; if it is temporarily closed for three or fewer days within a fiscal week, the store is included within the comparable store base. Certain of our competitors and other retailers may calculate total company comparable sales differently than we do. Our comparable sales are based on a 52-week period. The total company comparable sales calculation shifts the weeks in the fiscal year containing the fifty-third week to align like-for-like. As a result, the reporting of our total company comparable sales may not be comparable to sales data made available by other companies.

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

Selling, general and administrative (“SG&A”) expenses include all operating costs not included in COGS. These expenses consist primarily of all payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and operations at our headquarters, including utilities, depreciation and amortization. These expenses also consist of marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, natural disasters, professional services and other administrative costs. Additionally, our outbound shipping costs may fluctuate due to surcharges from shipping vendors based on demand for shipping services.

With the exception of store selling expenses, certain marketing expenses and incentive compensation, SG&A expenses generally do not vary proportionately with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in lower-volume periods and lower in higher-volume periods.

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus depreciation and amortization, income tax provision, interest expense, interest expense - related party, interest income, equity-based compensation expense, write-off of property and equipment, amortization of cloud-based software implementation costs, loss on extinguishment of debt, loss on debt refinancing, adjustment for exited retail stores, impairment of long-lived assets, loss due to hurricane, and other non-recurring items primarily consisting of outside legal and professional fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Statements of Operations Data:
Net income	$12,348	$11,616	$37,235	$31,434
Add (Less):
Depreciation and amortization	5,257	5,792	16,091	16,854
Income tax provision	4,524	4,717	13,827	13,346
Interest expense	2,849	6,501	13,009	18,758
Interest expense - related party	—	—	—	1,074
Interest income	(494)	$(707)	(2,020)	(1,750)
Adjustments:
Equity-based compensation expense (a)	1,726	942	4,676	2,757
Write-off of property and equipment (b)	17	19	74	65
Amortization of cloud-based software implementation costs (c)	180	283	645	399
Loss on extinguishment of debt (d)	—	—	8,570	—
Loss on debt refinancing (e)	—	—	—	12,702
Adjustment for exited retail stores (f)	—	(632)	(615)	(632)
Impairment of long-lived assets (g)	102	21	413	66
Loss due to hurricane (h)	252	—	252	—
Other non-recurring items (i)	47	—	485	2
Adjusted EBITDA	$26,808	$28,552	$92,642	$95,075
Net sales	$151,260	$150,881	$468,015	$457,758
Adjusted EBITDA margin	17.7%	18.9%	19.8%	20.8%

(a)
Represents expenses associated with equity incentive instruments granted to our management and Board of Directors (the “Board”). Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.
(b)
Represents net gain or loss on the disposal of fixed assets.
(c)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within Selling, general and administrative expenses. Adjusted EBITDA for the thirteen and thirty-nine weeks ended October 28, 2023 has been restated to include such adjustments to Net income.
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
(h)
Represents loss on write-off of property and equipment and inventory at one store location due to hurricane.
(i)
Represents items management believes are not indicative of ongoing operating performance, including non-ordinary course legal and professional fees.

Results of Operations

Thirteen weeks ended November 2, 2024 Compared to Thirteen weeks ended October 28, 2023

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended October 28, 2023 to the Thirteen Weeks
	November 2, 2024		October 28, 2023		Ended November 2, 2024
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$151,260	100.0%	$150,881	100.0%	$379	0.3%
Costs of goods sold	43,285	28.6%	42,283	28.0%	1,002	2.4%
Gross profit	107,975	71.4%	108,598	72.0%	(623)	(0.6)%
Selling, general and administrative expenses	88,646	58.6%	86,450	57.3%	2,196	2.5%
Impairment of long-lived assets	102	0.1%	21	0.0%	81	385.7%
Operating income	19,227	12.7%	22,127	14.7%	(2,900)	(13.1)%
Interest expense	2,849	1.9%	6,501	4.3%	(3,652)	(56.2)%
Interest income	(494)	(0.3)%	(707)	(0.5)%	(213)	(30.1)%
Income before provision for income taxes	16,872	11.2%	16,333	10.8%	539	3.3%
Income tax provision	4,524	3.0%	4,717	3.1%	(193)	(4.1)%
Net income	$12,348	8.2%	$11,616	7.7%	$732	6.3%

Net Sales

Net sales for the thirteen weeks ended November 2, 2024 increased $0.4 million, or 0.3%, to $151.3 million from $150.9 million for the thirteen weeks ended October 28, 2023. At the end of those same periods, we operated 247 and 245 retail stores, respectively. The increase in net sales was primarily due to the impact of approximately $2.0 million from the calendar shift resulting from the fifty-third week in Fiscal Year 2023, and lower merchandise returns offset by higher promotional activities and lost sales due to hurricane for the thirteen weeks ended November 2, 2024. The total company comparable sales decreased by 0.8% compared to the thirteen weeks ended October 28, 2023.

Retail contributed 54.3% of our net sales in the thirteen weeks ended November 2, 2024 and 54.4% in the thirteen weeks ended October 28, 2023. Our Direct channel contributed 45.7% of our net sales in the thirteen weeks ended November 2, 2024 and 45.6% in the thirteen weeks ended October 28, 2023.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended November 2, 2024 decreased $0.6 million, or 0.6%, to $108.0 million from $108.6 million for the thirteen weeks ended October 28, 2023. The gross margin for the thirteen weeks ended November 2, 2024 was 71.4% compared to 72.0% for the thirteen weeks ended October 28, 2023. The decrease in gross profit and gross margin for the thirteen weeks ended November 2, 2024 was primarily driven by an increase in promotional activities and increased freight costs due to higher ocean freight container shipping rates compared to the thirteen weeks ended October 28, 2023.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended November 2, 2024 increased $2.2 million, or 2.5%, to $88.6 million from $86.5 million for the thirteen weeks ended October 28, 2023. The increase was primarily driven by $1.4 million increase in compensation and related expenses, $0.7 million increase in outbound shipping costs, $0.4 million increase in marketing expenses, and $0.4 million of order management system implementation expenses, offset by a decrease in management incentive of $0.7 million.

For the thirteen weeks ended November 2, 2024, the Company recorded a loss due to hurricane of $0.3 million related to write-off of property and equipment and inventory.

As a percentage of net sales, SG&A expenses were 58.6% for the thirteen weeks ended November 2, 2024 and 57.3% for the thirteen weeks ended October 28, 2023.

Impairment of long-lived assets

For the thirteen weeks ended November 2, 2024, the Company recorded $0.1 million of impairment charges. The Company recorded an immaterial amount of impairment charges for the thirteen weeks ended October 28, 2023.

Interest Expense

Interest expense was $2.8 million and $6.5 million for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively. The decrease was due to a lower debt balance for the thirteen weeks ended November 2, 2024.

Interest Income

For the thirteen weeks ended November 2, 2024, the Company earned interest on cash of $0.5 million, compared to $0.7 million for the thirteen weeks ended October 28, 2023.

Income Tax Provision

The income tax provision was $4.5 million for the thirteen weeks ended November 2, 2024 compared to $4.7 million for the thirteen weeks ended October 28, 2023, while our effective tax rates for the same periods were 26.8% and 28.9%, respectively. The effective tax rate during the thirteen weeks ended November 2, 2024 is lower primarily due to the impact of state and local income taxes and executive compensation limitations.

Thirty-nine weeks ended November 2, 2024 Compared to Thirty-nine weeks ended October 28, 2023

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Thirty-Nine Weeks Ended				Change from the Thirty-Nine Weeks Ended October 28, 2023 to the Thirty-Nine Weeks Ended November 2, 2024
(in thousands)	November 2, 2024		October 28, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$468,015	100.0%	$457,758	100.0%	$10,257	2.2%
Costs of goods sold	132,909	28.4%	128,423	28.1%	4,486	3.5%
Gross profit	335,106	71.6%	329,335	71.9%	5,771	1.8%
Selling, general and administrative expenses	264,072	56.4%	253,705	55.4%	10,367	4.1%
Impairment of long-lived assets	413	0.1%	66	0.0%	347	525.8%
Operating income	70,621	15.1%	75,564	16.5%	(4,943)	(6.5)%
Loss on extinguishment of debt	8,570	1.8%	—	0.0%	8,570	100.0%
Loss on debt refinancing	—	0.0%	12,702	2.8%	(12,702)	(100.0)%
Interest expense	13,009	2.8%	18,758	4.1%	(5,749)	(30.6)%
Interest expense - related party	—	0.0%	1,074	0.2%	(1,074)	(100.0)%
Interest income	(2,020)	(0.4)%	(1,750)	(0.4)%	270	15.4%
Income before provision for income taxes	51,062	10.9%	44,780	9.8%	6,282	14.0%
Income tax provision	13,827	3.0%	13,346	2.9%	481	3.6%
Net income	$37,235	8.0%	$31,434	6.9%	$5,801	18.5%

Net Sales

Net sales for the thirty-nine weeks ended November 2, 2024 increased $10.3 million, or 2.2%, to $468.0 million from $457.8 million for the thirty-nine weeks ended October 28, 2023. At the end of those same periods, we operated 247 and 245 retail stores, respectively. The increase in net sales was primarily due to total company comparable sales increase of 1.4% and the impact of approximately $2.0 million from the calendar shift compared to the thirty-nine weeks ended October 28, 2023.

Retail contributed 53.4% of our net sales in the thirty-nine weeks ended November 2, 2024 and 54.7% in the thirty-nine weeks ended October 28, 2023. Our Direct channel contributed 46.6% of our net sales in the thirty-nine weeks ended November 2, 2024 and 45.3% in the thirty-nine weeks ended October 28, 2023.

Gross Profit and Costs of Goods Sold

Gross profit for the thirty-nine weeks ended November 2, 2024 increased $5.8 million, or 1.8%, to $335.1 million from $329.3 million for the thirty-nine weeks ended October 28, 2023. The gross margin for the thirty-nine weeks ended November 2, 2024 was 71.6% compared to 71.9% for the thirty-nine weeks ended October 28, 2023. The increase in gross profit and gross margin for the thirty-nine weeks ended November 2, 2024 was primarily driven by an increase in net sales of 2.2%, partially offset by higher promotional activities and increased freight costs due to higher ocean freight container shipping rates compared to the thirty-nine weeks ended October 28, 2023.

Selling, General and Administrative Expenses

SG&A expenses for the thirty-nine weeks ended November 2, 2024 increased $10.4 million, or 4.1%, to $264.1 million from $253.7 million for the thirty-nine weeks ended October 28, 2023. The increase was primarily driven by a $2.9 million increase in compensation, benefits and management incentive expense, $2.2 million increase in marketing costs, $1.9 million increase in equity based compensation expense, $1.6 million increase in outbound shipping costs, $1.3 million increase in professional services, $1.2 million increase in information systems costs mainly due to the upgrade of our order management system, partially offset by lower depreciation and amortization of $0.8 million compared to the thirty-nine weeks ended October 28, 2023.

For the thirty-nine weeks ended November 2, 2024, the Company recorded a loss due to hurricane of $0.3 million related to write-off of property and equipment and inventory.

As a percentage of net sales, SG&A expenses were 56.4% for the thirty-nine weeks ended November 2, 2024 compared to 55.4% for the thirty-nine weeks ended October 28, 2023.

Impairment of long-lived assets

For the thirty-nine weeks ended November 2, 2024, the Company recorded noncash impairment charges of $0.4 million primarily related to leasehold improvements at certain store locations. The Company recorded an immaterial amount of impairment charges for the thirty-nine weeks ended October 28, 2023.

Loss on Extinguishment of Debt

For the thirty-nine weeks ended November 2, 2024, the Company recognized a loss on extinguishment of debt of $8.6 million related to the voluntary prepayment of a portion of the Term Loan Credit Agreement. No such loss was incurred by the Company during the thirty-nine weeks ended October 28, 2023.

Loss on Debt Refinancing

During the thirty-nine weeks ended October 28, 2023, the Company recognized a loss on debt refinancing of $12.7 million related to entering into the Term Loan Credit Agreement and the repayment of the Priming Credit Agreement and the Subordinated Credit Agreement. No such loss was incurred by the Company during the thirty-nine weeks ended November 2, 2024.

Interest Expense

Interest expense was $13.0 million and $18.8 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. The decrease was primarily due to a lower debt balance for the thirty-nine weeks ended November 2, 2024.

Interest expense consists of interest expense on the Term Loan Credit Agreement for the thirty-nine weeks ended November 2, 2024, and, on the Company’s Term Loan Credit Agreement, Priming Credit Agreement prior to repayment in full on April 5, 2023, and asset-based revolving credit facility agreement (the “ABL Credit Agreement” and, such facility, the “ABL Facility”) for the thirty-nine weeks ended October 28, 2023.

Interest Expense - Related Party

For the thirty-nine weeks ended October 28, 2023, the Company incurred $1.1 million of Interest expense - related party associated with the Subordinated Credit Agreement, until it was repaid in full on April 5, 2023. The Company did not incur any Interest expense - related party during the thirty-nine weeks ended November 2, 2024.

Interest Income

For the thirty-nine weeks ended November 2, 2024, the Company earned interest on cash of $2.0 million, compared to $1.8 million for the thirty-nine weeks ended October 28, 2023.

Income Tax Provision

The income tax provision was $13.8 million for the thirty-nine weeks ended November 2, 2024 compared to $13.3 million for the thirty-nine weeks ended October 28, 2023, while our effective tax rates for the same periods were 27.1% and 29.8%, respectively. The effective tax rate during the thirty-nine weeks ended November 2, 2024 is lower primarily due to the impact of state and local income taxes and executive compensation limitations.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of November 2, 2024, we had $38.8 million in cash and $35.7 million of total availability under our ABL Facility. In addition, through our shelf registration statement on file with the SEC or through private transactions, and depending on conditions prevailing in the public and private capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

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

During the third quarter of Fiscal Year 2024, the Company issued 3,572,664 shares of common stock following the exercise of 3,573,707 warrants (the “Warrants”) that were previously issued pursuant to a Warrant Agreement, dated as of October 2, 2020, by and between the Company and American Stock Transfer & Company LLC (the “Warrant Agreement”). The exercise price of the Warrants was net share settled as per the terms of the Warrant Agreement. Given the non-substantive exercise price of the Warrants in relation to the fair value of the common shares issued upon exercise, the exercise of these Warrants had no impact on net income per common share, both basic and diluted.

Subsequent to November 2, 2024, on December 6, 2024, the Board approved a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $25.0 million of the Company’s common stock, over the next two years. Under the Share Repurchase Program, shares of the Company’s common stock may be purchased from time to time through open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations under the Exchange Act. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

We believe our cash and cash equivalents balance, along with our future cash flows from operations, capacity for borrowings under the ABL Facility and access to credit and capital markets, provide sufficient liquidity to meet the needs of our business operations, make voluntary prepayments, pay dividends, repurchase shares, and to satisfy our projected cash requirements for the next 12 months and the foreseeable future.

Credit Facilities

The Company is party to a secured $175.0 million Term Loan Credit Agreement, with a maturity date of May 8, 2028.

On May 10, 2024, the Company made a voluntary principal prepayment of $58.2 million on the Term Loan Credit Agreement, in lieu of the previously expected excess cash flow payment of $26.6 million. The expected excess cash flow payment was rejected by the lenders as permitted under the provisions of the Term Loan Credit Agreement. On June 21, 2024, the Company made an additional voluntary principal prepayment of $27.2 million (See Note 8. Shareholders’ Equity, Common Stock Issuance, for additional information). Together with the required quarterly payments, the Company has repaid $92.0 million in principal under the Term Loan Credit Agreement in Fiscal Year 2024. In connection with the voluntary principal prepayments, the Company paid a $2.6 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $1.6 million towards interest, in accordance with the provisions of the Term Loan Credit Agreement.

In connection with the voluntary principal prepayments discussed above, for the thirty-nine weeks ended November 2, 2024, the Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income. As of November 2, 2024, the remaining Term Loan Facility principal balance was $76.5 million, which is to be repaid in one quarterly principal payment of $2.2 million prior to January 31, 2025, with the remaining balance of $74.3 million to be paid upon maturity on May 8, 2028. The remaining unamortized discount and fees of $5.2 million will continue to be amortized over the remaining term through maturity. See Note 5. Debt to the condensed consolidated financial statements included in this Quarterly Report for additional information.

There were no short-term borrowings outstanding under the Company’s ABL Facility as of November 2, 2024 and February 3, 2024. At November 2, 2024 and February 3, 2024, the Company had outstanding letters of credit in the amount of $4.3 million and $5.8 million, respectively, and had a maximum additional borrowing capacity of $35.7 million and $34.2 million, respectively.

As of November 2, 2024, the Company is in compliance with all covenants contained in its outstanding debt arrangements.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$56,947	$56,682
Net cash used in investing activities	(10,047)	(10,760)
Net cash used in financing activities	(70,307)	(68,860)

Net cash provided by operating activities

Net cash provided by operating activities increased by $0.3 million during the thirty-nine weeks ended November 2, 2024 compared to the thirty-nine weeks ended October 28, 2023. The increase during the thirty-nine weeks ended November 2, 2024 was driven by higher net income of $5.8 million, and a higher change in operating assets and liabilities of $0.4 million offset by lower adjustments to reconcile net income to net cash from operations of $5.9 million. The higher change in operating assets and liabilities was driven primarily by changes in accrued expenses and other current liabilities of $8.2 million, mainly consisting of management incentives of $3.1 million, and the timing of payments relating to income taxes of $2.2 million, interest on debt and corporate expenses of $2.1 million, payroll of $1.9 million, and other net expenses, partially offset by lower sales returns reserve of $1.2 million. The higher change in operating assets and liabilities was partially offset by timing of payments relating to other noncurrent assets and liabilities of $2.7 million, inventory of $2.5 million, and accounts receivable of $2.3 million.

Net cash provided by operating activities during the thirty-nine weeks ended November 2, 2024 was $56.9 million. Key elements of cash provided by operating activities were (i) net income of $37.2 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $29.2 million, primarily driven by depreciation and amortization, loss on extinguishment of debt and equity-based compensation, and (iii) uses of cash totaling $9.5 million for net operating assets and liabilities.

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

Net cash used in investing activities

Net cash used in investing activities during the thirty-nine weeks ended November 2, 2024 and October 28, 2023 was $10.0 million and $10.8 million, respectively, representing purchases of property and equipment related investments in stores and software and technology related investments.

Net cash used in financing activities

Net cash used in financing activities was $70.3 million for the thirty-nine weeks ended November 2, 2024 compared to $68.9 million for the thirty-nine weeks ended October 28, 2023. Net cash used in financing activities for the thirty-nine weeks ended November 2, 2024 primarily consisted of voluntary prepayments under the Term Loan Credit Agreement partially offset by the proceeds from the issuance of common stock. Net cash used in financing activities for the thirty-nine weeks ended October 28, 2023 consisted of repayment of the previously existing Priming and Subordinated Credit Agreements offset by the proceeds from the issuance of the Term Loan Credit Agreement.

Dividends

During the thirteen weeks ended November 2, 2024, the Board of Directors (the “Board”) declared a quarterly cash dividend payment of $0.07 per share of common stock (the “Dividend”). The Dividend was payable on October 2, 2024 to stockholders of record of issued and outstanding shares of the Company’s common stock as of September 18, 2024. During the thirteen and thirty-nine weeks ended November 2, 2024, the Company paid $1.0 million and $1.8 million, respectively, in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital.

The Company did not pay any dividends during the thirteen and thirty-nine weeks ended October 28, 2023.

The Company intends to pay cash dividends quarterly in the future, subject to market conditions and at the discretion of the Board. Our ability to pay dividends in the future is based on a number of factors such as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and the ability of our operating subsidiaries to pay dividends to us as a holding company.

Subsequent to November 2, 2024, on December 4, 2024, the Board declared a cash dividend of $0.07 per share, payable on January 9, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of December 26, 2024.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our 2023 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended August 28, 2024 (the “Second Quarter Form 10-Q”) and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the third quarter of Fiscal Year 2024. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2023 Annual Report.

Subsequent to November 2, 2024, on December 4, 2024, the Board declared a cash dividend of $0.07 per share, payable on January 9, 2025 to all stockholders of record as of December 26, 2024. The Company intends to pay cash dividends quarterly in the future, subject to market conditions and the discretion and approval by the Board of any such dividends.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer concluded as of November 2, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting that occurred during the third quarter of Fiscal Year 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings as of November 2, 2024, refer to Note 12. Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our 2023 Annual Report and the Second Quarter Form 10-Q. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report or Second Quarter Form 10-Q. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 10, 2024, J.Jill’s Chief Executive Officer and President and Director, Claire Spofford, entered into a Rule 10b5-1 trading plan (“Ms. Spofford’s Plan”) having conditions that, if satisfied, could lead to her sale of up to 62,796 shares of J.Jill common stock, subject to volume and pricing limits. Ms. Spofford’s Plan will commence on December 12, 2024 and will cease upon the earlier of March 1, 2025 or the date all 62,796 shares of common stock included in Ms. Spofford’s Plan have been sold. Ms. Spofford’s Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) promulgated under the Securities Exchange Act of 1934, as amended.

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

J.Jill, Inc.

Date: December 11, 2024	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer, President and Director

Date: December 11, 2024	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer