Form 10-K
period 2025-02-01
J.Jill, Inc.
filed 2025-04-01
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of August 2, 2024 was $256,167,545.

The number of shares of registrant’s Common Stock outstanding as of March 28, 2025 was 15,248,406.

Documents Incorporated by Reference

Portions of Part II and Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

Auditor Firm ID:	248	Auditor Name:	Grant Thornton LLP	Auditor Location:	Southfield, Michigan

\\\\\\\\\\\

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include, among other things, statements relating to:

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
•
reductions in the volume of mall traffic and changing economic conditions and demographics;
•
our ability to forecast our operating results and growth rate;

•
our dependence on long-term leases, which are subject to future increases in occupancy costs, and our ability to renew our leases on favorable terms or at all;
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
•
interruptions in our third-party, foreign sourcing operations and the relationships with our suppliers and agents could disrupt production, shipment or receipt of our merchandise;
•
failure of our suppliers and their manufacturing sources to use acceptable labor or other practices;
•
the susceptibility of the price and availability of our merchandise to international trade conditions;
•
increases in costs of raw materials, distribution and sourcing costs and in the costs of labor and employment;
•
natural disasters, unusually adverse weather conditions and unanticipated events;
•
acts of war, including the conflicts in Ukraine, Red Sea and the surrounding region, terrorism, acts of piracy, or civil unrest, including disruptions to global shipping lanes;
•
increased scrutiny related to our environmental, social and corporate governance activities (“ESG”);
•
damage to, closure, or reduced operations of our distribution center;

Risks Related to Our Indebtedness

•
our ability to work with lenders and others or otherwise pursue options to refinance following any event of default under our credit facilities;
•
our level of indebtedness and close proximity of scheduled maturity dates;

Risks Related to Our Operations, Governance Structure and Common Stock

•
our ability to maintain compliance with SEC disclosure and reporting requirements following loss of our smaller reporting company status;
•
our ability to maintain compliance with the listing requirements of the New York Stock Exchange (“NYSE”);
•
our relationship with TowerBrook Capital Partners LP (“TowerBrook”) and the risk of conflicts of interest;
•
the uncertainty of any dividends or share repurchases;
•
certain provisions in our governing documents;
•
our holding company structure and reliance on dividends from our operating companies;
•
the volatility of our stock price and the impact of future sales of our common stock;
•
our ability to issue preferred stock;
•
our designation of the Delaware Court of Chancery as the exclusive forum for certain legal proceedings;

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
•
the self-insurance of our employee health insurance program;

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

PART I

Item 1. Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “J.Jill,” “we,” “us,” and “our” refer to J.Jill, Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2024” refer to the fiscal year ended February 1, 2025, references to “Fiscal Year 2023” refer to the fiscal year ended February 3, 2024, and references to “Fiscal Year 2022” refer to the fiscal year ended January 28, 2023. Fiscal Years 2024 and 2022 are comprised of 52 weeks and Fiscal Year 2023 is comprised of 53 weeks.

Company Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through over 250 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

Additionally, as J.Jill retains her over time, she tends to migrate from being a single channel customer to a more valuable omnichannel customer. Omnichannel customers comprised approximately 24% of J.Jill’s active customer base for Fiscal Year 2024, approximately 23% for Fiscal Year 2023, and approximately 22% for Fiscal Year 2022.

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

Wearever: Wearever is all day refined dressing designed for work, travel and home. It is a foundational collection of versatile shapes and proportions, in solids and prints that mix easily to provide endless options that work together. These soft knits are easy care and wrinkle-free and always look great.

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

Omnichannel Business Model

J.Jill believes that its customers’ purchasing decisions are influenced by the consistent experience it provides across its sales channels. For Fiscal Year 2024, J.Jill generated approximately 52% of total net sales through its Retail channel and approximately 48% of total net sales through its Direct channel. This balanced, omnichannel business model means J.Jill meets existing and prospective customers where and how they want to shop. Further, its robust customer database and analytical capabilities allow J.Jill to be focused and strategic in identifying high potential locations and optimizing its store footprint.

Retail Channel

J.Jill Stores

As of February 1, 2025, J.Jill operated 252 stores across 42 states with approximately half located in lifestyle centers and the remaining in premium malls; all J.Jill stores are leased. Its stores range in size from approximately 2,000 to 6,000 square feet, and the average store is approximately 3,700 square feet.

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

Site Optimization

J.Jill believes its stores to be an important channel for its customers. J.Jill reviews and evaluates its store fleet and potential new store locations on various factors, including customer demographics within a market, concentration of existing customers, location of existing stores, center tenant quality and mix, rental economics and overall operating performance. Following several years of optimizing the fleet through net store closings, J.Jill returned to net store growth in Fiscal Year 2024 with the addition of net three new stores. J.Jill will continue to review its fleet for optimization opportunities going forward, while also pursuing net new store openings.

The following table shows new store openings and closings since Fiscal Year 2020.

			Total Stores at
	Stores	Stores	the End of the
Store Open Year	Opened	Closed	Fiscal Year
Fiscal Year 2020	—	(20)	267
Fiscal Year 2021	—	(14)	253
Fiscal Year 2022	1	(11)	243
Fiscal Year 2023	2	(1)	244
Fiscal Year 2024	9	(1)	252

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

The J.Jill website also provides customers with a broader range of styles than the stores and catalog.

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

Highly Experienced Leadership Team. J.Jill’s leadership team has extensive industry experience with significant expertise in merchandising, marketing, stores, ecommerce, human resources, and finance. J.Jill’s senior leadership team has an average of 26 years of experience in retail.

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

Increase Direct Sales. Given its strong foundation and ongoing website enhancements, J.Jill believes it can leverage its Direct platform to broaden its customer reach and drive additional sales. J.Jill is continuing to undertake initiatives to further develop its website to provide a more personalized shopping experience with more features and services for its customers. The website also provides enhanced capability to engage customers on mobile devices, and improved access to products.

Profitably Expand Our Store Base. Following several years of optimizing the fleet through net store closings, J.Jill believes there is an opportunity to strategically add back net 50 profitable new stores over the next three to five years. We target new locations primarily in lifestyle centers and premium malls.

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

J.Jill offers a private label credit card program through an agreement (“Credit Card Agreement”) with Comenity Capital Bank (“CCB”), under which CCB owns the credit card receivables. Pursuant to the Credit Card Agreement, we are eligible to receive reimbursements for costs of marketing programs and royalties based on net sales charged to the private label credit card, as defined in the Credit Card Agreement. All credit card holders receive invitations to exclusive customer events and promotions including special purchase events six times per year, a special offer for her birthday, and a 5% discount when purchases are made on the card. J.Jill promotes the benefits of its credit card to new and existing customers through its various marketing channels. J.Jill believes that its credit card program encourages customer loyalty, repeat visits and additional spending. In Fiscal Year 2024, 46% of its gross sales were generated by its credit card holders.

Sourcing and Supply Strategy

To efficiently source its products, J.Jill leverages its longstanding relationships with agents who represent suppliers and factories. In Fiscal Year 2024 approximately 81% of its products were sourced through agents and 19% were sourced directly from suppliers and factories. J.Jill works with several primary agents that help it identify quality suppliers and coordinate its manufacturing requirements. Additionally, the agents manage the development of samples of merchandise produced in the factories, inspect finished merchandise, ensure the timely delivery of goods and carry out other administrative and oversight functions on J.Jill’s behalf. J.Jill sources the remainder of its products by interacting directly with suppliers and factories both domestically and abroad.

Agents work with approximately 35 suppliers on J.Jill’s behalf. J.Jill sources its merchandise globally from 10 countries with the top three by volume being India, Indonesia, and Vietnam. No single supplier accounts for more than 20% of merchandise purchased by volume.

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

Omnichannel Distribution and Customer Contact Center

J.Jill leases its 520,000 square foot distribution and customer contact center in Tilton, New Hampshire. The facility manages the receipt, storage, sorting, packing and distribution of merchandise for its Retail and Direct channels. Retail stores are replenished from this facility and shipped by third-party delivery services, providing its retail stores with a steady flow of new inventory that helps to maintain product freshness. J.Jill’s distribution system is designed to operate in an efficient and cost-effective manner, including its ability to profitably support individual direct orders. In Fiscal Year 2024, the distribution center handled 28 million units, split between 12 million retail (43%) and 16 million direct (57%), and J.Jill believes this facility is sufficient to support its future growth.

The customer contact center is an extension of the J.Jill brand, providing a consistent customer experience at every stage of a purchase across all of its channels. In Fiscal Year 2024, J.Jill managed approximately 3.6 million customer interactions through its in-house customer contact center in Tilton, New Hampshire. J.Jill’s customer contact center is responsible for nearly all live customer interactions, other than in retail stores, including order taking and further serves as an important feedback loop in gathering customer responses to its brand, product and service. J.Jill continues to refine and improve its contact center strategy and experience to support the constantly evolving digital landscape.

Information Systems

J.Jill uses information systems to support business intelligence and processes across its sales channels. J.Jill continues to invest in information systems and technology to enhance the customer experience and create operating efficiencies including completion of its OMS system upgrade in the next fiscal year. J.Jill utilizes third-party providers for customer database and customer campaign management, ensuring efficient maintenance of information in a secure, backed-up environment.

Seasonality

While the retail business is generally seasonal in nature, J.Jill has historically not experienced significant seasonal fluctuations in its sales. J.Jill’s merchandise offering drives consistent sales across seasons with no quarter contributing more than 26% of total annual net sales in Fiscal Year 2024.

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

Human Capital

Attracting, retaining, and developing a pool of talent with diverse backgrounds and experiences to drive the success of the J.Jill brand is a key element of its business strategy. As of February 1, 2025, J.Jill employed 1,123 full-time and 2,126 part-time associates. Of these associates, 301 were employed in its headquarters in Quincy, Massachusetts, 2,649 were employed in its retail stores and field management team, and 299 worked in its distribution and customer contact center and administrative office in Tilton, New Hampshire. The number of associates, particularly part-time associates, fluctuates depending upon seasonal needs. J.Jill considers its relations with its associates to be very good.

J.Jill’s offices were open throughout Fiscal Year 2024 as it continued to embrace a flexible work model across the organization in accordance with its Optimizing Work and Life initiative adopted in Fiscal Year 2022.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider and carefully read all of the risks and uncertainties described below, as well as other information included in this Annual Report and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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

The current domestic and international political environment, including volatile trade relations, conflicts in multiple locations, and the related disruption to shipping lanes (for example in the Red Sea and surrounding areas) and civil unrest have resulted in uncertainty surrounding the future state of the global economy. There is uncertainty with respect to potential changes in trade regulations, sanctions and export controls, which increase volatility in the global economy and foreign currency exchange rates. This environment has affected and may continue to affect production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.

Additionally, other macroeconomic developments, such as efforts of governments to stimulate or stabilize the economy, international conflicts, trade disputes, sanctions, increased tariffs internationally, including between the United States and China and on imports into the United States from various countries may impact our business in an adverse manner, whether directly or indirectly, such as through their impacts on the financial positions and operations of our customers, suppliers, and other third parties with whom we do business.

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

Sales through our Direct channel, of which our ecommerce business constitutes the vast majority, accounted for approximately 48% of our total net sales for Fiscal Year 2024. Our business, financial condition and results of operations are dependent on maintaining our ecommerce business and expanding this business is an important part of our strategy to grow through our omnichannel operations. Dependence on our ecommerce business and the continued growth of our Direct channel subjects us to certain risks, including:

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

In particular, the level of customer traffic and volume of customer purchases through our Direct channel, which accounted for approximately 48% of our total net sales for Fiscal Year 2024, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our merchandise. If we are unable to maintain and increase customers’ use of our ecommerce platform, and the volume of purchases declines, our business, financial condition and results of operations could be adversely affected.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent, third-party suppliers for the manufacturing of all our merchandise, primarily through our use of buying agents. In Fiscal Year 2024, approximately 81% of our products were sourced through agents and approximately 19% were sourced directly from suppliers and factories. Our merchandise is manufactured to our specifications primarily by factories outside of the United States. Some of the factors that might affect a supplier’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards are outside of our control, including inclement weather, natural disasters, negative global climate patterns, political and financial instability, including the conflict in Ukraine and in the Middle East and the surrounding regions, and related sanctions, legal and regulatory developments, strikes, health concerns regarding infectious diseases (such as the outbreak of COVID-19), and acts of terrorism. Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact the reputation of our brand. Late delivery of merchandise or delivery of merchandise that does not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

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

Currently, we source our imported merchandise from 10 countries. The top three by volume are India, Indonesia, and Vietnam and we also source some merchandise from China. In Fiscal Year 2024, approximately 50% of our products were sourced in southeast Asia. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including epidemic or pandemic or the imposition of additional import restrictions, could materially harm our operations. For example, the U.S. government has imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer. Adverse changes in import costs and restrictions, including tariffs, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States has introduced greater uncertainty with respect to future tax and trade regulations. If additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, financial condition and results of operations. In addition, many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all foreign purchases of our merchandise are negotiated and paid for in U.S. dollars, the cost of our merchandise may be affected by fluctuations in the value of relevant foreign currencies. In addition, we are engaging in growing the amount of production carried out in other developing countries. These countries may present other risks with regard to infrastructure available to support manufacturing, labor and employee relations, political and economic stability, corruption, regulatory, environmental, health and safety compliance. While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand and product delivery.

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

ESG related matters have received increased focus recently from investors, employees, ratings agencies, governmental agencies and other stakeholders. From time to time, we may publish statements relating to our commitment to responsible business, including commitments relating to greenhouse gas emissions. Such statements reflect the Company’s current plans and aspirations at the time they are made, and should not be construed as guarantees or that we will be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these commitments on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our ESG initiatives. Additionally, we may face increased scrutiny related to any third party sustainability ratings we receive, which could adversely affect our reputation, business, and results of operations.

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

As of February 1, 2025, we had $74.3 million aggregate principal amount of borrowings under the Credit Agreements. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See Note 9. Debt to the audited consolidated financial statements included in this Annual Report for more information on our indebtedness.

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

Risks Related to Our Operations, Governance Structure and Common Stock

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

As of the fiscal year beginning February 2, 2025, we are no longer a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and can no longer take advantage of reduced disclosure requirements applicable to “smaller reporting companies,” which will require additional cost and resources in order to comply with our reporting obligations.

As of February 2, 2025, we are no longer a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K and can no longer take advantage of scaled disclosure and reporting requirements. As a result, the cost and resources necessary to comply with our SEC reporting obligations will increase. Additionally, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, since we are no longer a “smaller reporting company,” will require that we have such a system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are no longer a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

On June 14, 2024, the Company and TowerBrook, as a selling stockholder, completed the offer and sale 1,300,000 shares of the Company’s common stock, which included 300,000 shares sold as a result of the underwriters’ full exercise of their option to purchase additional shares (collectively, the “Equity Offering”). The Equity Offering resulted in the dilution of TowerBrook’s ownership and voting power in the Company. As a result, TowerBrook no longer controls a majority of the voting power of the Company’s outstanding voting stock and, therefore, the Company no longer qualifies as a “controlled company” within the meaning of the NYSE corporate governance standards. While we were a “controlled company” under NYSE rules, we availed ourselves of applicable “controlled company” exemptions, which exempted us from certain requirements, including the requirements that the Compensation Committee of our Board of Directors (the “Compensation Committee”) and Nominating, Corporate Governance and ESG Committee of our Board of Directors (the “Nominating and Corporate Governance Committee”) be comprised entirely of independent directors.

The NYSE rules require that (i) we have at least one independent director on each of the Compensation and Nominating and Governance Committees at the time the Company ceases to be a controlled company; (ii) we have at least a majority of independent directors on each of the Compensation and Nominating and Governance Committees within 90 days of the date that we no longer qualify as a “controlled company”; and (iii) that the Compensation and Nominating and Governance Committees be composed entirely of independent directors within one year of the date that we no longer qualify as a “controlled company.” As of the date of this report, we are in compliance with the phase-in requirements described above. Until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Dividends and share repurchases are subject to uncertainty and could be modified, accelerated, or discontinued, which could affect the price of our common stock.

Although we expect to pay regular cash dividends on a quarterly basis, we are not required to pay any dividend and our dividend may be discontinued, accelerated, suspended or delayed at any time without prior notice. Furthermore, the amount of such dividends may be changed, and the amount, timing and frequency of such dividends may vary from historical practice or from our stated expectations. In addition, although our Board of Directors has granted us authority to repurchase our shares under a share repurchase program, we are not required to repurchase any shares, and any previous share repurchases do not necessarily denote our expectations of future share repurchases. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchase program include market conditions, the market price of our common stock, the nature and timing of other investment and acquisition opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings, changes in tax laws, and appropriate liquidity.

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

Our certificate of incorporation authorizes our Board to issue preferred stock without stockholder approval. If the Board elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders.

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

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our operating subsidiaries impose restrictions on our operating subsidiaries’ ability to pay dividends or other distributions to us as a holding company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General.” The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

We have 15,324,222 outstanding shares of common stock as of February 1, 2025. The number of outstanding shares of common stock includes 7,338,933 shares owned by TowerBrook, as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144. The Company issued 3,572,664 shares of common stock following the exercise of 3,573,707 warrants (the “Warrants”) that were previously issued pursuant to a Warrant Agreement, dated as of October 2, 2020, by and between the Company and American Stock Transfer & Company LLC (the “Warrant Agreement”). The exercise price of the warrants was net share settled as specified in the Warrant Agreement. The total number of shares includes 3,317,488 shares of common stock following the exercise of 3,318,443 warrants by TowerBrook.

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

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

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

We depend largely upon our information technology systems for all aspects of our operations, including running our website, processing transactions, responding to customer inquiries, managing inventory, purchasing, selling and shipping goods on a timely basis and maintaining cost-efficient operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Damage to or interruption of our information technology systems may require a significant investment to fix or replace the affected system, and we may suffer interruptions in our operations as a result. In addition, costs and interruptions associated with the implementation of new or upgraded systems and technology, such as our recently implemented POS system or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

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

For example, Claire Spofford, our current President, Chief Executive Officer and member of our Board of Directors, will step down from her roles with the Company on April 30, 2025. While we have confidence in the person the Board of Directors has appointed to replace Ms. Spofford and confidence in the rest of our team, the uncertainty inherent in this ongoing leadership transition and restructuring may be difficult to manage and can disrupt our business. The failure to successfully transition and assimilate key employees generally could adversely affect our results of operations. To the extent we do not effectively hire, onboard, retain and motivate key employees, our business can be harmed.

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

We self-insure our health insurance program, which may expose us to unexpected costs and negatively affect our results of operations.

We are self-insured for our employee medical claims, subject to individual and aggregate stop loss insurance policies. We estimate liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by us. However, unanticipated changes in assumptions and management estimates underlying our recorded liabilities for medical claims could result in materially different amounts of expense than expected under our health insurance program, which could have an adverse material impact on our financial condition and results of operations.

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

In Fiscal Year 2024, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method. The Company incurred $0.8 million of impairment charges related primarily to leasehold improvements and right-of-use assets.

Goodwill and identifiable intangible assets represent a significant portion of our total assets and any impairment of these assets, or other changes in accounting standards or assumptions, could adversely affect our results of operations.

Our goodwill and indefinite-lived intangible assets, which consist of goodwill from the controlling interest in the company held by JJill Holdings, Inc. and JJill Topco Holdings, LP, and our trade name, represented a significant portion of our total assets as of February 1, 2025. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business. If in conducting an impairment evaluation we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset. If a significant amount of our goodwill and identifiable intangible assets were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

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

Government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate certain ESG requirements and disclosures. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that are or may become required by the SEC and other regulators (including, but not limited to, the state of California’s new climate change disclosure requirements, and climate-change disclosure requirements from the SEC), and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to implement sufficient internal controls or accurately capture and disclose relevant data concerning our ESG activities, our reputation, business, financial condition and results of operations may be materially adversely affected.

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

The governance of our risk management program is a partnership between our cross functional management team and our Board. This program includes both a cyber team led by our Chief Information Officer (“CIO”), as well as an Enterprise Risk Management (“ERM”) program led by our head of compliance. Our CIO has over 30 years of information technology experience, including over 4 years of direct oversight of information security. Risk oversight for both our cyber and ERM programs is primarily the responsibility of the Audit Committee of the Board who receive quarterly updates, at a minimum, with additional updates shared to the full Board on a recurring basis.

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

As of February 1, 2025, we operated 252 stores in 42 states. Of these stores, approximately half are located in lifestyle centers and half in premium malls. The average size of our stores is approximately 3,700 square feet. All of our retail stores are leased from third parties and new stores historically have had terms of ten years. The weighted-average remaining lease term is 2.93 years. A portion of our leases have options to renew for periods up to five years. Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.

The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2024 – 2026	112
2027 – 2029	115
2030 – 2032	10
2033 and later	15

The table below sets forth the number of retail stores by state that we operated as of February 1, 2025.

	Number		Number		Number
State	of Stores	State	of Stores	State	of Stores
Alabama	5	Kentucky	2	New York	12
Arizona	5	Louisiana	5	North Carolina	8
Arkansas	3	Maine	1	Ohio	8
California	21	Maryland	6	Oklahoma	3
Colorado	7	Massachusetts	12	Oregon	5
Connecticut	7	Michigan	8	Pennsylvania	13
Delaware	1	Minnesota	6	Rhode Island	1
Florida	13	Mississippi	2	South Carolina	5
Georgia	11	Missouri	4	Tennessee	8
Idaho	1	Nebraska	1	Texas	15
Illinois	13	Nevada	2	Utah	1
Indiana	3	New Hampshire	1	Virginia	8
Iowa	2	New Jersey	11	Washington	5
Kansas	2	New Mexico	1	Wisconsin	4

Item 3. Legal Proceedings

On December 19, 2024, the Paul Berger Revocable Trust, a purported stockholder of J.Jill, (“Plaintiff”) filed a putative class action and derivative complaint (“Complaint”) in the Court of Chancery of the State of Delaware (“Court”), captioned The Paul Berger Revocable Trust v. Rahamim, et al., C.A. No. 2024-1318-JTL (Del. Ch.). The Complaint alleged that certain members of the Company’s board of directors breached their fiduciary duties in connection with approving a stock repurchase program in December 2024 that authorized the use of up to $25 million to repurchase J.Jill stock. The Complaint also asserted a claim against TowerBrook Capital Partners L.P. (“TowerBrook”) for aiding and abetting the individual defendants’ alleged breaches of fiduciary duty. Plaintiff alleged that the repurchase program could have transferred majority voting control of J.Jill to TowerBrook.

The individual defendants and TowerBrook believe that the allegations of the Complaint were meritless, denied and continue to deny those allegations, and deny that any violation of applicable law has occurred. However, solely to minimize expenses and distraction and to avoid the uncertainty of any litigation, on February 24, 2025, the Company’s board of directors adopted certain resolutions that amended certain terms of the repurchase program and provided, among other things, that the repurchase program must be executed in such a way that J.Jill’s repurchases pursuant thereto do not directly cause TowerBrook and any investment fund or investment vehicle managed or controlled, directly or indirectly, by TowerBrook, including, without limitation, TI IV JJill Holdings, LP (together with TowerBrook, the “TowerBrook Funds”) to directly or indirectly beneficially own more than 49.9% of the issued and outstanding voting stock of the company; and provided further that J.Jill must take appropriate measures to ensure that repurchases pursuant to the repurchase program do not directly cause the TowerBrook Funds’ ownership of the Company’s outstanding voting stock to exceed 49.9% (the “Board Resolutions”).

On March 7, 2025, the parties entered into a proposed Stipulation and Order Dismissing the Action as Moot and Retaining Jurisdiction to Determine Plaintiff’s Counsel’s Application for an Award of Attorneys’ Fees and Expenses (the “Stipulation and Proposed Order”), pursuant to which the Court would retain jurisdiction regarding any application Plaintiff may make for an award of attorneys’ fees. The Court entered the Stipulation and Proposed Order the same day, and retained jurisdiction to approve a form of notice concerning attorneys’ fees payable to Plaintiff in connection with the Board Resolutions. The Company subsequently agreed to pay $450,000 in attorneys’ fees and expenses in full satisfaction of any and all claims by Plaintiff and all of its counsel for fees and expenses in the action.

On March 21, 2025, the Court entered an order closing the action, subject to the Company filing an affidavit with the Court confirming that this notice has been issued.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading publicly on the NYSE under the symbol “JILL” on March 9, 2017. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the Fiscal Years 2024 and 2023 quarters ended, respectively:

	Fiscal Year 2024		Fiscal Year 2023
	High	Low	High	Low
First	$32.96	$23.41	$30.36	$22.75
Second	$40.61	$27.46	$25.00	$18.85
Third	$36.20	$23.66	$29.91	$21.49
Fourth	$30.40	$23.95	$32.26	$23.06

Holders of Record

As of February 1, 2025, there were approximately 22 holders of record of our common stock. This number does not include beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends

During Fiscal Year 2024, the Board declared a quarterly cash dividend payment of $0.07 per share of common stock (the “Dividend”). During Fiscal Year 2024, the Company paid $2.9 million in dividends.

We did not pay any dividends on our common stock during Fiscal Years 2023 and 2022.

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

Subsequent Events

On March 11, 2025, the Board declared a cash dividend of $0.08 per share, payable on April 16, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of April 2, 2025.

Performance Graph

The following graph shows a comparison from February 2, 2019 through February 1, 2025, of the cumulative total return for our common stock, the S&P 500 Index and SPDR S&P Retail Exchange Traded Fund (ETF). The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the S&P Apparel Retail Index as of the market close on February 1, 2020. Such returns are based on historical results and are not intended to suggest future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
December 1, 2024 - January 4, 2025	14,057	$26.26	14,057	$24,631,756
January 5, 2025 - February 1, 2025	5,774	26.79	5,774	24,477,079
	19,831		19,831

(a) On December 6, 2024, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock. Under the authorization, shares of Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations of the Exchange Act and share repurchase parameters determined by the Board. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. Total number of shares purchased are determined based on the settlement date of such trades. As of February 1, 2025, the Company had $24.5 million of availability remaining under its stock repurchase authorization.

(b) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

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

We operate on a 52 or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2024” refer to the fiscal year ended February 1, 2025, references to the “Fiscal Year 2023” refer to the fiscal year ended February 3, 2024 and references to “Fiscal Year 2022” refer to the fiscal year ended January 28, 2023. Fiscal Years 2024 and 2022 are comprised of 52 weeks and Fiscal Year 2023 is comprised of 53 weeks.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for Fiscal Years 2024 and 2023. For the discussion comparing the Fiscal Years 2023 and 2022, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal Year 2023 Form 10-K, which was filed with the United States Securities and Exchange Commission on April 4, 2024.

All references in this Annual Report to "J.Jill", "we", "our", "us", "the Company" or similar terms are to J.Jill, Inc. and its subsidiaries.

Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through over 250 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

Selling, general and administrative (“SG&A”) expenses include all operating costs not included in COGS. These expenses consist primarily of all payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. These expenses also consist of marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, natural disaster related costs, professional services and other administrative costs. Additionally, our outbound shipping costs may fluctuate due to surcharges from shipping vendors based on demand for shipping services.

With the exception of store selling expenses, certain marketing expenses and incentive compensation, SG&A expenses generally do not vary proportionately with net sales. As a result, SG&A expenses as a percentage of net sales are usually higher in lower-volume periods and lower in higher-volume periods.

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA, represents net income plus depreciation and amortization, income tax provision, interest expense, interest expense - related party, interest income, equity-based compensation expense, write-off of property and equipment, amortization of cloud-based software implementation costs, loss on extinguishment of debt, loss on debt refinancing, adjustment for exited retail stores, impairment of long-lived assets, loss due to hurricane, and other non-recurring items, primarily consisting of non-ordinary course professional fees, non-employee share-based payments, and legal settlements and fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

Fiscal Year Ended February 1, 2025 which is comprised of 52-weeks compared to Fiscal Year Ended February 3, 2024 which is comprised of 53-weeks and January 28, 2023 which is comprised of 52-weeks.

The following table provides a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented:

	For the Fiscal Year Ended
(in thousands)	February 1, 2025	February 3, 2024	January 28, 2023
Statements of Operations Data:
Net income	$39,483	$36,201	$42,175
Add (Less):
Depreciation and amortization	21,337	22,931	25,761
Income tax provision	14,498	13,164	16,499
Interest expense	15,701	25,699	17,174
Interest expense - related party	—	1,074	4,114
Interest income	(2,550)	(2,790)	(1,228)
Adjustments:
Equity-based compensation expense (a)	6,510	3,762	3,505
Write-off of property and equipment (b)	105	70	267
Amortization of cloud-based software implementation costs (c)	882	620	—
Loss on extinguishment of debt (d)	8,570	—	—
Loss on debt refinancing (e)	—	12,702	—
Adjustment for exited retail stores (f)	(843)	(767)	(250)
Impairment of long-lived assets (g)	772	189	1,413
Loss due to hurricane (h)	2	—	—
Other non-recurring items (i)	2,673	2	7
Adjusted EBITDA	$107,140	$112,857	$109,437
Net sales	$610,857	$608,043	$618,528
Adjusted EBITDA margin	17.5%	18.6%	17.7%

(a)
Represents expenses associated with equity incentive instruments granted to our management and board of directors (the “Board”). Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.
(b)
Represents the net gain or loss on the disposal of fixed assets.
(c)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within Selling, general and administrative expenses. Adjusted EBITDA for fiscal year ended February 3, 2024 has been restated to include such adjustments to Net income, and no adjustment was made for fiscal year ended January 28, 2023 as the amount was immaterial.
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
(g)
Represents impairment of long-lived assets related to right-of-use assets and leasehold improvements.
(h)
Represents loss on write-off of property and equipment and inventory at one store location due to hurricane and insurance recovery received to date.
(i)
Represents items management believes are not indicative of ongoing operating performance, including non-ordinary course professional fees, non-employee share-based payments, and legal settlements and fees.

Items Affecting the Comparability of our Results of Operations

53rd week. The Company’s fiscal year ends on the Saturday, in January or February, nearest to the last day of January, resulting in an additional week of results every five or six years. Fiscal Year 2023 contained 53-weeks of operations whereas the Fiscal Years 2024 and 2022 contained 52-weeks of operations. The 53rd week added approximately $7.9 million to net sales and $2.2 million to Adjusted EBITDA for Fiscal Year 2023.

Loss on extinguishment of debt. For Fiscal Year 2024, the Company recognized a loss on extinguishment of debt of $8.6 million related to the voluntary prepayment of a portion of the Term Loan Credit Agreement. No such loss was incurred by the Company during Fiscal Year 2023.

Loss on debt refinancing. For Fiscal Year 2023, the Company recognized a loss on debt refinancing of $12.7 million related to entering into a Term Loan Credit Agreement and the repayment of the Priming Credit Agreement and the Subordinated Credit Agreement. No such loss was incurred by the Company during Fiscal Year 2024.

Results of Operations

Fiscal Year Ended February 1, 2025 which is comprised of 52-weeks compared to Fiscal Year Ended February 3, 2024 which is comprised of 53-weeks.

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Fiscal Year Ended				Change from Year Ended February 3, 2024 to Year Ended February 1, 2025
(in thousands)	February 1, 2025		February 3, 2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$610,857	100.0%	$608,043	100.0%	$2,814	0.5%
Costs of goods sold	181,001	29.6%	177,261	29.2%	3,740	2.1%
Gross profit	429,856	70.4%	430,782	70.8%	(926)	(0.2)%
Selling, general and administrative expenses	353,382	57.9%	344,543	56.7%	8,839	2.6%
Impairment of long-lived assets	772	0.1%	189	0.0%	583	308.5%
Operating income	75,702	12.4%	86,050	14.2%	(10,348)	(12.0)%
Loss on extinguishment of debt	8,570	1.4%	—	0.0%	8,570	100.0%
Loss on debt refinancing	—	0.0%	12,702	2.1%	(12,702)	(100.0)%
Interest expense	15,701	2.6%	25,699	4.2%	(9,998)	(38.9)%
Interest expense - related party	—	0.0%	1,074	0.2%	(1,074)	(100.0)%
Interest income	(2,550)	(0.4)%	(2,790)	(0.5)%	240	8.6%
Income before provision for income taxes	53,981	8.8%	49,365	8.1%	4,616	9.4%
Income tax provision	14,498	2.4%	13,164	2.2%	1,334	10.1%
Net income	$39,483	6.5%	$36,201	6.0%	$3,282	9.1%

Net Sales

Net sales for Fiscal Year 2024 increased $2.8 million or 0.5%, to $610.9 million from $608.0 million for Fiscal Year 2023. The increase in net sales was due to total company comparable sales increase of 1.5% partially offset by the loss of the 53rd week included in Fiscal Year 2023.

Our Direct channel was responsible for 47.5% of our net sales in Fiscal Year 2024 compared to 46.8% in Fiscal Year 2023. Our Retail channel was responsible for 52.5% of our net sales in Fiscal Year 2024 and 53.2% in Fiscal Year 2023. We operated 252 and 244 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for Fiscal Year 2024 decreased $0.9 million, or 0.2%, to $429.9 million from $430.8 million for Fiscal Year 2023. The gross margin for Fiscal Year 2024 was 70.4% compared to 70.8% for Fiscal Year 2023, driven by an increase in promotional activities and increased freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal Year 2024 increased $8.8 million, or 2.6%, to $353.4 million from $344.5 million for Fiscal Year 2023. The increase is primarily driven by $3.0 million in professional fees, $2.7 million in stock-based compensation, $1.9 million in shipping, $1.6 million in telecommunication, $1.4 million in marketing and $1.2 million in compensation and benefits. The increase was partially offset by a decrease of $1.6 million in depreciation and amortization, $1.0 million in occupancy, and an increase of $0.5 million in capitalized payroll related to the order management system implementation.

Impairment of long-lived assets

Impairment of long-lived assets for Fiscal Year 2024 increased by $0.6 million, or 308.5% to $0.8 million from $0.2 million for Fiscal Year 2023. Our Fiscal Year 2024 results include $0.5 million of impairment charges for long-lived assets (leasehold improvements, and furniture, fixtures and equipment), and our Fiscal Year 2023 results include $0.2 million of impairment charges for long-lived assets (leasehold improvements and furniture, fixtures and equipment).

Loss on Extinguishment of Debt

For Fiscal Year 2024, the Company recognized a loss on extinguishment of debt of $8.6 million related to the voluntary prepayment of a portion of the Term Loan Credit Agreement. No such loss was incurred by the Company during Fiscal Year 2023.

Loss on debt refinancing

For Fiscal Year 2023, the Company recognized a loss on debt refinancing of $12.7 million related to entering into a Term Loan Credit Agreement and the repayment of the Priming Credit Agreement and the Subordinated Credit Agreement. No such loss was incurred by the Company during Fiscal Year 2024.

Interest Expense

Interest expense was $15.7 million and $25.7 million for Fiscal Years 2024 and 2023, respectively. The decrease was primarily due to a lower debt balance for Fiscal Year 2024.

Interest expense consists of interest expense on the Term Loan Credit Agreement for Fiscal Year 2024, and, on the Company’s Term Loan Credit Agreement and Priming Credit Agreement prior to its repayment in full on April 5, 2023, for Fiscal Year 2023, and amortization of deferred costs related to the asset-based revolving credit facility agreement (the “ABL Credit Agreement” and, such facility, the “ABL Facility”) for Fiscal Years 2024 and 2023.

Interest Expense - Related Party

For Fiscal Year 2023, the Company incurred $1.1 million of Interest expense - related party associated with the Subordinated Credit Agreement, until it was repaid in full on April 5, 2023. The Company did not incur any Interest expense - related party during Fiscal Year 2024.

Interest Income

For Fiscal Year 2024, the Company earned interest on cash of $2.6 million, compared to $2.8 million for Fiscal Year 2023.

Income Tax Provision

The income tax provision for Fiscal Year 2024 was $14.5 million compared to $13.2 million for Fiscal Year 2023. Our effective tax rates were 26.9% and 26.7%, respectively. The effective tax rate during Fiscal Year 2024 differs from the federal statutory rate of 21.0% due primarily to the impacts of (i) state and local income taxes and (ii) executive compensation limitations. Refer to Note 14. Income Taxes to the consolidated financial statements for additional income tax information.

The effective tax rate for Fiscal Year 2023 differs from the federal statutory rate of 21.0% due primarily to the impacts of (i) state and local income taxes, (ii) executive compensation limitations, and (iii) valuation allowance changes.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of February 1, 2025, we had $35.4 million in cash and cash equivalents and $35.7 million of total availability under our $40.0 million ABL Facility. In addition, through our shelf registration statement on file with the SEC or through private transactions, and depending on conditions prevailing in the public and private capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

On June 14, 2024, the Company issued and sold 1,000,000 shares of its common stock. The shares were offered at an offering price of $31.00 per share, less underwriting discounts and commissions. The Company utilized the net proceeds from its sale of shares for repayment of its debt and general corporate purposes. See Note 15. Shareholders’ Equity to the consolidated financial statements included in this Annual Report for additional information on the Company’s common stock issuance.

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

On December 6, 2024, the Board approved a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $25.0 million of the Company’s common stock, over the next two years. Under the Share Repurchase Program, shares of the Company’s common stock may be purchased from time to time through open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations under the Exchange Act and share repurchase parameters determined by the Board. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

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

The Term Loan Facility was to be repaid in quarterly payments of $2.2 million from July 28, 2023 to May 2, 2025, and $3.3 million from August 1, 2025 to April 28, 2028 with the balance of the Term Loan Facility due upon maturity on May 8, 2028. However, as a result of the voluntary payments mentioned below there will be no quarterly payments required until the remaining balance is paid in full on maturity date. Additionally, the Term Loan Facility is subject to mandatory repayment, subject to certain exceptions, including (i) 100% of the net proceeds of any incurrence of debt other than debt permitted in the Term Loan Credit Agreement, (ii) 100% of the net cash proceeds of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, and (iii) 95 days after the last day of the Fiscal Year, an annual payment ranging from 25%-75%, based on the First Lien Net Leverage Ratio, of the annual Excess Cash Flow (“ECF”), less certain voluntary prepayments made during the year, as defined in the Term Loan Credit Agreement.

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

On May 10, 2024, the Company made a voluntary principal prepayment of $58.2 million on the Term Loan Credit Agreement, in lieu of the previously expected ECF payment of $26.6 million. The expected ECF payment was rejected by the lenders as permitted under the provisions of the Term Loan Credit Agreement. On June 21, 2024, the Company made an additional voluntary principal prepayment of $27.2 million (See Note 15. Shareholders’ Equity, Common Stock Issuance, for additional information). Together with the required quarterly payments, the Company has repaid $94.2 million in principal under the Term Loan Credit Agreement in Fiscal Year 2024. In connection with the voluntary principal prepayments, the Company paid a $2.6 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $1.6 million towards interest, in accordance with the provisions of the Term Loan Credit Agreement.

In connection with the voluntary principal prepayments discussed above, for Fiscal Year 2024, the Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its consolidated statements of operations and comprehensive income. As of February 1, 2025, the remaining Term Loan Facility principal balance was $74.3 million, which is to be repaid upon maturity on May 8, 2028. The remaining unamortized discount and fees of $4.9 million will continue to be amortized over the remaining term through maturity. See Note 9. Debt to the consolidated financial statements included in this Annual Report for additional information.

For Fiscal Year 2024, the Company would be required to make an ECF payment of $11.8 million prior to May 7, 2025 under the terms of the Term Loan Credit Agreement. However, the voluntary principal prepayments discussed above satisfied the ECF payment requirement and, accordingly, no ECF payment is required.

As of February 1, 2025, the Company is in compliance with all such covenants.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Fiscal Year Ended
(in thousands)	February 1, 2025	February 3, 2024	January 28, 2023
Net cash provided by operating activities	$65,036	$63,313	$74,425
Net cash used in investing activities	(17,755)	(16,934)	(15,067)
Net cash used in financing activities	(74,026)	(71,260)	(8,262)

Net Cash provided by Operating Activities

Net cash provided by operating activities during Fiscal Year 2024 increased $1.7 million compared to Fiscal Year 2023. The increase during Fiscal Year 2024 was driven by higher net income of $3.3 million and changes in operating assets and liabilities of $5.1 million, partially offset by lower adjustments to reconcile net income to net cash from operations of $6.7 million. The higher change in operating assets and liabilities was driven by higher cash inflows relating to timing of payments for accounts payable of $8.9 million, changes in accrued expenses and other current liabilities of $5.4 million mainly due to lower interest expense and management incentive accruals, and operating lease assets and liabilities of $3.3 million due mainly to new leases. These increases were partially offset by increased payments for inventories of $5.4 million mainly due to the calendar shift timing and the strategy to ship goods approximately one week early to offset delays related to the re-routing of shipping lanes away from the Red Sea, timing of payments related to other noncurrent assets and liabilities of $5.1 million driven mainly by higher software-as-a-service implementation expenditures related to the order management system, and accounts receivable of $2.0 million.

Net cash provided by operating activities during Fiscal Year 2024 was $65.0 million. Key elements of cash provided by operating activities were (i) net income of $39.5 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $36.4 million, primarily driven by $21.3 million of depreciation and amortization and the loss on extinguishment of debt $8.6 million, and Equity-based compensation $6.5 million, and (iii) uses of cash of $10.8 million for net operating assets and liabilities.

Net cash provided by operating activities during Fiscal Year 2023 was $63.3 million. Key elements of cash provided by operating activities were (i) net income of $36.2 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $43.1 million, primarily driven by $22.9 million of depreciation and amortization, and the loss of debt refinancing of $12.7 million, and (iii) the use of cash from net operating assets and liabilities of $16.0 million, primarily driven by accounts payable and operating lease assets and liabilities, partially offset by changes in merchandise inventory and prepaid expenses and other current assets.

Net Cash used in Investing Activities

Net cash used in investing activities during Fiscal Year 2024 was $17.8 million, an increase of $0.8 million as compared to Fiscal Year 2023, representing investments in stores, offset by a decrease in software and technology-related investments, and capital projects at the Company’s distribution center.

Net Cash used in Financing Activities

Net cash used in financing activities during Fiscal Year 2024 increased by $2.8 million as compared to the prior year. The change was primarily driven by the proceeds from issuance of the Term Loan in the prior year offset by the principal repayments on the Priming Term Loan and Subordinated Term Loan as compared to the principal repayments on the Term Loan in the current year, partially offset by the proceeds from the issuance of common stock.

Net cash used in financing activities during Fiscal Year 2024 was $74.0 million, which was driven by principal repayments and prepayment premium on the Term Loan and dividends paid to common shareholders, partially offset by proceeds from the issuance of common stock, net of underwriting costs.

Net cash used in financing activities during Fiscal Year 2023 was $71.3 million, which was driven by the full repayment of the previously existing Priming and Subordinated Credit Agreements offset by the proceeds from issuance of the Term Loan.

Dividends

During the fiscal year ended February 1, 2025, the Company declared and paid dividends of $2.9 million to stockholders of the Company’s common stock. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital. For the fiscal year ended February 3, 2024, no dividend was declared or paid.

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

Share Repurchase

On December 6, 2024, the Board approved a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $25.0 million of the Company’s common stock over the next two years. Under the Share Repurchase Program, shares of the Company’s common stock may be purchased from time to time through open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations under the Exchange Act and share repurchase parameters determined by the Board. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

Capitalization

The Company’s long-term debt consisted of the following:

Carrying Value of Debt
February 1, 2025
Term Loan Facility (principal of $74,288)	$69,419
Less: Current portion	—
Net long-term debt	$69,419

The Company had no short-term borrowings under the Company’s ABL Facility as of February 1, 2025. The Company had outstanding letters of credit in the amount of $4.3 million and had a maximum additional borrowing capacity of $35.7 million as of February 1, 2025.

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

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, including accounting for outstanding gift cards that will ultimately not be redeemed (“gift card breakage”) and estimated merchandise returns; estimating the value of inventory; and impairment assessments for goodwill and other indefinite-lived intangible assets, and long-lived assets; estimating of incurred but not reported (“IBNR”) claims. Management evaluates its policies and assumptions on an ongoing basis. Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described below (see Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements presented elsewhere in this Annual Report for additional information regarding our critical accounting policies).

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

We monitor inventory levels, sales trends and sales forecasts to estimate and record reserves for excess, slow-moving and obsolete inventory. We utilize internal channels, including sales catalogs, the internet, and price reductions in retail stores to liquidate excess inventory. In some cases, external channels such as inventory liquidators are utilized. The prices obtained through these off-price selling methods vary based on many factors. Accordingly, estimates of future sales prices require management judgment based on historical experience, assessment of current conditions and assumptions about future transactions. We have not made significant changes to our assumptions during the periods presented in our consolidated financial statements included elsewhere in this Annual Report, and estimates have not varied significantly from historically recorded amounts.

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

During Fiscal Years 2024, 2023 and 2022 we did not record any impairment to our goodwill. During Fiscal Year 2023, we performed a quantitative assessment of goodwill. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

We did not record any impairment losses related to the trade name during Fiscal Years 2024, 2023 and 2022. During Fiscal Year 2023, we performed a quantitative assessment of our trade name. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

During Fiscal Year 2024, we assessed the carrying values of right-of-use assets and property and equipment as described above. During Fiscal Year 2024, the Company recorded noncash impairment charges of $0.5 million related to leasehold improvements at certain store locations driven by the actual performance at these locations and $0.3 million related to a right-of-use asset driven by revised sublease assumptions of one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019. During Fiscal Year 2023, the Company recorded impairment charges of $0.2 million related to leasehold improvements at certain store locations driven by the actual performance at these locations. During Fiscal Year 2022, the Company recorded impairment charges of $0.6 million related primarily to a right-of-use asset relating to revised sublease assumptions of one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019 and $0.8 million due to the Company’s revised outlook on future cash flows at certain store locations.

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

Self-Insured Group Health Insurance Reserves

In January 2025, the Company transitioned to a self-insured group health insurance program up to certain stop-loss limits. Such costs are accrued based on known claims and an estimation of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.

Recent Accounting Pronouncements

See Note 3. Accounting Standards to our audited consolidated financial statements included elsewhere in this Annual Report for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Credit Facilities, each of which bear interest at variable rates as defined in the respective agreements described above. As of February 1, 2025, there was an outstanding balance of $74.3 million under the Term Loan Facility. There were no outstanding borrowings under the ABL Facility. We currently do not engage in any interest rate hedging activity. Based on the schedule of outstanding borrowings as of February 1, 2025, a 10% change in our current interest rate would have affected net income by $5.8 million during Fiscal Year 2024.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 1, 2025, the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide such reasonable assurance.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2025.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025, and has expressed an unqualified opinion in their report which appears in the Annual Report.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended February 1, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter ended February 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our Fiscal Year 2024 and is incorporated herein by reference.

Code of Business Conduct and Ethics

Our Board has adopted a code of conduct and ethics that applies to all of our directors, officers and employees and is intended to comply with the relevant listing requirements for a code of conduct as well as qualify as a “code of ethics” as defined by the rules of the SEC. The statement contains general guidelines for conducting our business consistent with the highest standards of business ethics. We intend to disclose future amendments to certain provisions of our code of conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors, on our website at www.jjill.com. The code of conduct and ethics is available on our website at www.jjill.com.

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

10.11

Amendment No. 7 to ABL Credit Agreement, dated as of December 1, 2023, by and among J.Jill, Inc., Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc. the other guarantors party thereto from time to time, the other lenders party thereto from time to time and CIT Finance LLC, as the administrative agent and collateral agent (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-K, filed April 4, 2024 (File No. 001-38026)).

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

10.25†

Form of Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K, filed April 4, 2024 (File No. 001-38026)).

10.26†

Form of Performance Based Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.26 to the Company’s Form 10-K, filed April 4, 2024 (File No. 001-38026)).

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

10.34

Form of Retention Agreement, dated as of December 13, 2025, by and between Mark Webb and J.Jill, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K/A, filed on December 18, 2024 (File No. 001-38026)).

10.35*	Consulting Service Agreement, dated as of December 9, 2024, by and between Elm St Advisors, LLC and Jill Acquisition LLC

10.36*	Amendment No. 1 to Consulting Service Agreement, dated as of March 11, 2025, by and between Elm St Advisors, LLC and Jill Acquisition LLC.

19.1*	Securities Trading Policy

21.1	Subsidiaries of J.Jill, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-30826)).

Exhibit Number	Exhibit Description
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	J.Jill, Inc. Clawback Policy.

99.1†	J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan. (incorporated by reference from Exhibit 99.1 to the Company’s Form S-8, filed on June 29, 2023 (File No. 333-273016)).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page formatted as inline XBRL and contained in Exhibits 101

* Filed herewith.

† Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.Jill, Inc.

Date: April 1, 2025	By:	/s/ Claire Spofford
Claire Spofford
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claire Spofford	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2025
Claire Spofford

/s/ Mark Webb	Executive Vice President, Chief Financial and Operating Officer (Principal Financial Officer and Principal Operating Officer)	April 1, 2025
Mark Webb

/s/ Michael Rahamim	Chairman of the Board of Directors	April 1, 2025
Michael Rahamim

/s/ Courtnee Chun	Director	April 1, 2025
Courtnee Chun

/s/ Andrew Rolfe	Director	April 1, 2025
Andrew Rolfe

/s/ Jyothi Rao	Director	April 1, 2025
Jyothi Rao

/s/ Michael Recht	Director	April 1, 2025
Michael Recht

/s/ Michael Eck	Director	April 1, 2025
Michael Eck

/s/ Shelley Milano	Director	April 1, 2025
Shelley Milano

J.Jill, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

J.Jill, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J.Jill, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations and comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 1, 2025 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Southfield, Michigan

April 1, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

J.Jill, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J.Jill, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 1, 2025, and our report dated April 1, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

April 1, 2025

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$35,427	$62,172
Accounts receivable	5,017	5,042
Inventories, net	61,295	53,259
Prepaid expenses and other current assets	20,291	17,656
Total current assets	122,030	138,129
Property and equipment, net	55,325	54,118
Intangible assets, net	61,015	66,246
Goodwill	59,697	59,697
Operating lease assets, net	112,303	108,203
Other assets	7,329	1,787
Total assets	$417,699	$428,180
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,980	$41,112
Accrued expenses and other current liabilities	40,479	42,283
Current portion of long-term debt	—	35,353
Current portion of operating lease liabilities	34,649	36,204
Total current liabilities	127,108	154,952
Long-term debt, net of discount and current portion	69,419	120,595
Deferred income taxes	9,389	10,967
Operating lease liabilities, net of current portion	104,751	103,070
Other liabilities	1,263	1,378
Total liabilities	311,930	390,962
Commitments and contingencies (see Note 11)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 15,344,053 issued and 15,324,222 outstanding at February 1, 2025 and 10,614,454 issued and outstanding at February 3, 2024	153	107
Additional paid-in capital	242,781	213,236
Treasury stock, at cost, 19,831 shares at February 1, 2025 and none at February 3, 2024	(523)	—
Accumulated deficit	(136,642)	(176,125)
Total shareholders’ equity	105,769	37,218
Total liabilities and shareholders’ equity	$417,699	$428,180

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$610,857	$608,043	$618,528
Costs of goods sold (exclusive of depreciation and amortization)	181,001	177,261	193,218
Gross profit	429,856	430,782	425,310
Selling, general and administrative expenses	353,382	344,543	345,163
Impairment of long-lived assets	772	189	1,413
Operating income	75,702	86,050	78,734
Loss on extinguishment of debt	8,570	—	—
Loss on debt refinancing	—	12,702	—
Interest expense	15,701	25,699	17,174
Interest expense - related party	—	1,074	4,114
Interest income	(2,550)	(2,790)	(1,228)
Income before provision for income taxes	53,981	49,365	58,674
Income tax provision	14,498	13,164	16,499
Net income and total comprehensive income	$39,483	$36,201	$42,175
Per share data (Note 16):
Net income per common share:
Basic	$2.64	$2.56	$3.03
Diluted	$2.61	$2.51	$2.95
Weighted average common shares:
Basic	14,956,165	14,143,127	13,935,403
Diluted	15,136,833	14,404,470	14,285,035

Cash dividends declared per common share	$0.21	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance, January 29, 2022	10,001,422	$100	$209,747	—	$—	$(254,501)	$(44,654)
Vesting of restricted stock units	232,805	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(68,866)	—	(1,245)	—	—	—	(1,245)
Equity-based compensation	—	—	3,505	—	—	—	3,505
Net income	—	—	—	—	—	42,175	42,175
Balance, January 28, 2023	10,165,361	$102	$212,005	—	$—	$(212,326)	$(219)
Vesting of restricted stock units	286,864	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(92,398)	—	(2,526)	—	—	—	(2,526)
Equity-based compensation	—	—	3,762	—	—	—	3,762
Exercise of warrants	254,627	3	(3)	—	—	—	—
Net income	—	—	—	—	—	36,201	36,201
Balance, February 3, 2024	$10,614,454	$107	$213,236	$—	$—	$(176,125)	$37,218
Issuance of common stock, net of underwriting and issuance costs	1,000,000	10	28,539	—	—	—	28,549
Third-party common stock issuance costs	—	—	97	—	—	—	97
Repurchase of treasury stock	—	—	—	(19,831)	(523)	—	(523)
Vesting of restricted stock units	240,187	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(83,252)	(2)	(2,538)	—	—	—	(2,540)
Cash dividend and dividend equivalents declared ($0.21 per share)	—	—	(3,025)	—	—	—	(3,025)
Equity-based compensation	—	—	6,510	—	—	—	6,510
Exercise of warrants	3,572,664	36	(36)	—	—	—	—
Net income	—	—	—	—	—	39,483	39,483
Balance, February 1, 2025	15,344,053	$153	$242,781	(19,831)	$(523)	$(136,642)	$105,769

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net income	$39,483	$36,201	$42,175
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,325	22,921	25,753
Impairment of long-lived assets	772	189	1,413
Adjustment for exited retail stores	(843)	(767)	(250)
Loss on disposal of fixed assets	105	70	267
Loss on extinguishment of debt	8,570	—	—
Loss on debt refinancing	—	12,702	—
Loss due to hurricane	2	—	—
Noncash interest expense	1,652	3,519	5,869
Equity-based compensation	6,510	3,762	3,505
Deferred rent incentives	(126)	(231)	(558)
Deferred income taxes	(1,578)	908	(645)
Changes in operating assets and liabilities:
Accounts receivable	25	1,997	(1,228)
Inventories, net	(8,117)	(2,674)	5,439
Prepaid expenses and other current assets	(2,386)	(2,432)	8,393
Accounts payable	10,710	1,797	(10,626)
Accrued expenses and other current liabilities	(2,113)	(7,525)	631
Operating lease assets and liabilities	(3,371)	(6,672)	(6,726)
Other noncurrent assets and liabilities	(5,584)	(452)	1,013
Net cash provided by operating activities	65,036	63,313	74,425
Investing activities:
Purchases of property and equipment	(14,267)	(10,689)	(9,189)
Capitalized software	(3,488)	(6,245)	(5,878)
Net cash used in investing activities	(17,755)	(16,934)	(15,067)
Financing activities:
Principal repayments on Term Loan	(94,150)	(6,562)	—
Prepayment premium on Term Loan	(2,562)	—	—
Principal repayments on Priming Term Loan	—	(201,349)	(7,017)
Principal repayments on Subordinated Term Loan - related party	—	(21,181)	—
Proceeds from issuance of Term Loan	—	164,050	—
Third-party debt financing costs	—	(3,692)	—
Proceeds from issuance of common stock, net of underwriting costs	29,450	—	—
Third-party common stock issuance costs	(804)	—	—
Share repurchase costs, net of commission and fees	(523)	—	—
Surrender of shares to pay withholding taxes	(2,538)	(2,526)	(1,245)
Cash dividends paid to shareholders	(2,899)	—	—
Net cash used in financing activities	(74,026)	(71,260)	(8,262)
Decrease in restricted cash	(5)	—	—
Net change in cash and cash equivalents and restricted cash	(26,750)	(24,881)	51,096
Cash and cash equivalents and restricted cash:
Beginning of Period	62,540	87,421	36,325
End of Period (a)	$35,790	$62,540	$87,421

(a)
Includes $0.4 million of restricted cash for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023. The Company recorded restricted cash in Prepaid expenses and other current assets as presented in the consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

Notes to Consolidated Financial Statements

1. General

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through over 250 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

J.Jill, Inc. is a holding company. Jill Acquisition LLC, its wholly-owned subsidiary, and J.Jill Gift Card Solutions, Inc., a wholly-owned subsidiary of Jill Acquisition LLC, are the operating companies for the business assets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s fiscal year ends on the Saturday, in January or February, nearest the last day of January, resulting in an additional week of results every five or six years. Fiscal Years 2024 and 2022 contained 52-weeks of operations whereas the Fiscal Year 2023 contained 53-weeks of operations.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation.

On the consolidated statements of operations and comprehensive income, the Company reclassified amounts for interest income for fiscal years ended February 3, 2024 and January 28, 2023 from Interest expense, net to a separate financial statement line item to conform with the current presentation for the fiscal year ended February 1, 2025.

On the consolidated statement of cash flows, the Company reclassified approximately $2.5 million of prepaid software project costs from Prepaid expenses and other current assets to Other assets for the Fiscal Year ended February 3, 2024. For further details refer to the “Cloud-Based Software Arrangements” section below. In addition, the Company presented restricted cash of $0.4 million for fiscal years ended February 3, 2024 and January 28, 2023 as a separate item in the consolidated statement of cash flows to conform with the current presentation for the fiscal year ended February 1, 2025.

Correction of Immaterial Error

Prior to Fiscal Year 2024, the Company had recorded processing fee income related to customer sales returns as a contra expense within Selling, general and administrative expenses rather than as a component of Net sales in the consolidated statements of operations and comprehensive income. Beginning in Fiscal Year 2024, the Company recorded this revenue as a component of Net sales within the Direct channel. The Company reclassified this income, which increased previously reported Net sales and Selling, general and administrative expenses by approximately $3.4 million and $3.3 million for Fiscal Years ended February 3, 2024 and January 28, 2023, respectively. The Company has concluded that the reclassification of this income was immaterial to the prior period financial statements.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, shareholders’ equity, net sales and expenses, and the disclosure of contingent assets and liabilities. Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, revenue recognition, including accounting for outstanding gift cards that will ultimately not be redeemed (“gift card breakage”) and estimated merchandise returns; estimating self-insurance reserves; estimating the value of inventory; impairment assessments for goodwill and other indefinite-lived intangible assets, and long-lived assets; discount rates used in the measurement of right-of-use assets and operating lease liabilities; and estimating equity-based compensation expense. Actual results could differ from those estimates, and such differences could be material.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$15,426	$25,948	$11,722
Cash paid for taxes	15,563	13,355	19,686
Cash received for income tax refunds	148	35	10,257
Right-of-use assets obtained in exchange for new operating lease liabilities	12,473	2,061	1,789
Noncash investing and financing activities:
Capital expenditures financed with the ending balance in accounts payable and accrued expenses	381	318	386

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting, Improvements to Reportable Segment Disclosures”. For the Fiscal Year ended February 3, 2025, the Company adopted ASU 2023-07, refer to Note 3. Accounting Standards and Note 12. Segment Reporting for additional details.

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

Restricted Cash

The Company's restricted cash balance represents an imprest cash account used for the funding of employee healthcare costs. The balance of restricted cash as of February 1, 2025, February 3, 2024 and January 28, 2023 was $0.4 million, which is included in Prepaid expenses and other current assets on the consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash and cash equivalents	$35,427	$62,172	$87,053
Restricted cash reported in other current assets	363	368	368
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$35,790	$62,540	$87,421

Accounts Receivable

The beginning balances at January 28, 2023 for accounts receivable arising from contracts with customers was $7.0 million with ending balances included in "Receivables, net" in the Consolidated Balance Sheets.

The Company’s accounts receivable relates primarily to payments due from banks for credit and debit card transactions for approximately 2 to 5 days of sales. These receivables do not bear interest. The Company occasionally sells inventory to liquidators, and if these sales occur near the end of a reporting period, they are also included in accounts receivable.

Inventories

Inventory consists of finished goods held for sale. Inventory is stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from the Company’s manufacturers plus duties, tariffs, inbound freight and commissions. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of February 1, 2025 and February 3, 2024, an inventory reserve of $1.1 million and $0.8 million has been recorded, respectively. The Company sells excess inventory in its stores, on-line at www.jjill.com and occasionally to inventory liquidators.

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

In Fiscal Year 2024, we continue to evaluate goodwill for impairment on an annual basis, using the last day of our eleventh fiscal month as the test date, rather than the end of our fiscal year. This change in the impairment test date, implemented in Fiscal Year 2023, reduces resource constraints related to the Company’s year-end close and financial reporting process and provides additional time for completing impairment testing. It also aligns with the Company’s long-range planning and forecasting processes. This change does not represent a material change to the Company’s method of applying an accounting principle, and therefore does not delay, accelerate, or avoid an impairment charge. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

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

See Note 6. Goodwill and Other Intangible Assets for additional information.

Self-Insured Group Health Insurance

The Company transitioned to a self-insured group health insurance program with certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. The accrued liability for self-insurance is included in Accrued expenses and other current liabilities on the consolidated balance sheets.

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

The Company has a return policy where merchandise returns will be accepted within 90 days of the original purchase date. At the time of sale, the Company records a reserve for merchandise returns, which are estimated using the expected value method based on historical prior returns experience and expected future returns. The estimated sales reserve is recorded as a return asset (and corresponding adjustment to cost of goods sold) for the cost of inventory and a return liability for the amount to settle the return with a customer (and a corresponding adjustment to revenue). The return asset and return liability are recorded in Prepaid expenses and other current assets, and Accrued expenses and other current liabilities, respectively, in the consolidated balance sheets. The Company collects and remits sales and use taxes in all states in which Retail and Direct sales occur and taxes are applicable. These taxes are reported on a net basis and are thereby excluded from revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, occupancy costs, information systems costs and other operating expenses related to our stores and to our operations at our headquarters, including utilities, depreciation and amortization. These expenses also include marketing expense, including catalog production and mailing costs, warehousing, distribution and outbound shipping costs, customer service operations, consulting and software services, natural disaster related costs, professional services and other administrative costs.

Outbound shipping costs to customers recorded in Selling, general and administrative expenses were $21.4 million, $20.2 million, and $20.4 million for the Fiscal Years 2024, 2023 and 2022, respectively.

Loss Contingencies

The Company accrues for legal costs when it is both probable that a loss will be incurred, and the amount of the loss is reasonably estimable. The Company evaluates pending litigation and other contingencies at least quarterly and adjusts the accrual for such contingencies for changes in probable and reasonably estimable losses. The Company includes an estimate for related legal costs in the Selling, general and administrative expenses line item in the consolidated statements of operations and comprehensive income at the time such costs are both probable and reasonably estimable.

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are recorded to Prepaid and other current assets in the consolidated balance sheets when paid, and expensed when the catalog is mailed to the customer (the first time the advertising occurs). Catalog advertising expenses were $18.0 million, $17.0 million, and $16.8 million for the Fiscal Years 2024, 2023 and 2022, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Other advertising costs are recorded as incurred. Other advertising costs recorded were $21.4 million, $21.0 million, and $22.0 million for the Fiscal Years 2024, 2023 and 2022, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Operating Leases

The Company determines if an arrangement is a lease at inception. Lease agreements will typically exist with lease and non-lease components, which are generally accounted for separately. The Company has elected not to recognize right-of-use assets or lease obligations for leases with an initial term of twelve months or less.

The Company recognizes operating lease liabilities equal to the present value of the lease payments and operating lease assets representing the right to use the underlying asset for the lease term. The lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company uses an Incremental Borrowing Rate (“IBR”) based on the information available at lease commencement in determining the present value of lease payments. The IBR is estimated using a secured borrowing approach, which considers the Company’s credit rating based on a combination of public ratings, synthetic credit rating models, and secured borrowing activities. In determining the IBR, the Company also considers the economic environment at lease commencement, including prevailing market interest rates and adjustments for the Company’s credit profile. The operating lease assets include any lease payments made prior to lease commencement and are reduced by any lease incentives.

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

Cloud-Based Software Arrangements

Certain costs incurred to implement software development on cloud computing arrangements hosted by third party vendors are capitalized when incurred during the application development phase and recognized as Prepaid expenses and other current assets for the current portion and as Other assets for the long-term portion. Implementation costs are subsequently amortized on a straight-line basis over the expected term of the related cloud service, beginning on the date the related software or module is ready for its intended use. The amortization of cloud-based software implementation costs is recorded as a component of Selling, general, and administrative expenses, the same line item as the expense for the associated hosting arrangement. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.

For the Fiscal Years ended February 1, 2025 and February 3, 2024, the Company amortized $0.9 million and $0.6 million, respectively, of cloud-based software implementation costs.

As of February 1, 2025, the Company had $9.5 million of gross capitalized cloud-based software implementation costs and $0.9 million of related accumulated amortization, for a net balance of $8.6 million, made up of $1.9 million recorded within Prepaid expenses and other current assets and $6.7 million recorded within Other assets on the Company’s consolidated balance sheets.

As of February 3, 2024, the Company had $2.5 million of gross capitalized cloud-based software implementation costs and $0.6 million of related accumulated amortization, for a net balance of $1.9 million, made up of $0.9 million recorded within Prepaid expenses and other current assets and $1.0 million recorded within Other assets on the Company’s consolidated balance sheets.

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term debt agreement and the straight-line method for the revolving credit agreement. Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt on the Company’s consolidated balance sheets. From time-to-time the Company could make prepayments on the long-term debt and a portion of the debt issuance costs associated with the prepayment would be accelerated and expensed at that time.

Interest Income

The Company recorded interest income of $2.6 million, $2.8 million and $1.2 million for Fiscal Years 2024, 2023 and 2022, respectively.

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

Any interest or penalties incurred are recorded in Income tax expense in the accompanying consolidated statements of operations and comprehensive income. The Company incurred immaterial amounts of interest expense and penalties related to income taxes for Fiscal Years 2024, 2023 and 2022.

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

Share-Based Payment

The Company accounts for share-based payment for employees and directors by recognizing the fair value of share-based payments as an expense in the calculation of net income, based on the grant-date fair value. The Company recognizes share-based compensation expense in the periods in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments. The fair value of the share-based awards is determined using either the Black-Scholes option pricing model, Monte Carlo simulation model or the stock price on the date of grant.

Liability-classified awards issued to non-employees are measured at the end of the reporting period and must be re-measured at each reporting period until a grant date is established and the awards are issued. Once the grant date is established and the options are issued, they become equity-classified and the corresponding liability is reclassified from accrued liabilities to additional paid-in capital on the consolidated balance sheets. Compensation cost for each period until grant date establishment and the awards are vested is based on the change in the fair value of the liability-classified awards each reporting period. Ultimately, the share-based compensation expense recognized for a liability- classified award equals the amount for which the award granted and vested.

On December 9, 2024, the Board awarded 100,000 performance-based stock options to Elm St Advisors, LLC (“Elm Street”) under the J.Jill, Inc. Omnibus Equity Incentive Plan (“2024 Elm Street Award”). The 2024 Elm Street Award vests every two months in three equal installments as Elm Street provides its services over the six-month term and upon Elm Street successfully completing certain performance milestones. The 2024 Elm Street Award expires three years from the date of grant if unexercised. Refer to Note 19. Subsequent Events for additional details.

Share-based awards granted by the Company during Fiscal Year 2024 included both equity-classified and liability-classified awards and compensation expense for these awards was recognized in Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. Forfeitures were recorded as they occurred.

All of the share-based awards granted by the Company to its employees during Fiscal Years 2024, 2023 and 2022 were considered equity-classified awards and compensation expense for these awards was recognized in Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. Forfeitures were recorded as they occurred.

Earnings Per Share

Basic net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. There were 0.6 million, 0.3 million and 0.3 million of potentially dilutive securities outstanding for Fiscal Years 2024, 2023 and 2022, respectively.

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

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are earned each month. Royalty payments recognized were $3.7 million, $2.4 million, and $3.9 million for the Fiscal Years 2024, 2023 and 2022, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as Selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Reimbursements for costs of marketing programs of $1.6 million, $1.3 million, and $1.6 million were recognized in revenue in Fiscal Years 2024, 2023 and 2022, respectively.

The previous credit card agreement provided a signing bonus to the Company, which was recognized as revenue through August 2023. The amended and restated agreement provided for an upfront payment which is being recorded as revenue on a straight line basis through January 2031. See Note 4. Revenues for additional information related to our upfront payment.

Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees who meet certain age and employment requirements pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, eligible employees may contribute a portion of their pretax annual compensation to the plan, on a tax-deferred basis. The plan operates on a calendar year basis. The Company contributes up to 50% of the first 6% of the gross salary of the employee, which vests immediately. Discretionary contributions made by the Company for the Fiscal Years 2024, 2023 and 2022 were $1.9 million, $1.5 million, and $1.2 million, respectively.

Self-Insured Group Health Insurance Reserves

During the fourth quarter of Fiscal Year 2024, the Company transitioned to a self-insured group health insurance program. Prior to this transition, the Company had fully insured cost group health insurance programs. The Company is now self-insured through retentions or deductibles with stop-loss insurance for medical claims that reach a certain limit per claim. The Company records its liability for estimated incurred losses based on historical claim data in the accompanying consolidated financial statements on an undiscounted basis. While the Company believes these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. The accrued liability for self-insurance is included in Accrued expenses and other current liabilities on the consolidated balance sheets.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions and accounts receivable. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances. The Company evaluates the credit risk associated with accounts receivable to determine if an allowance for estimated credit losses is necessary. As of February 1, 2025 and February 3, 2024, the Company determined that no allowance for estimated credit losses was necessary.

3. Accounting Standards

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU amends the FASB Accounting Standards Codification in response to the SEC’s disclosure update and simplification initiative. This guidance will be applied prospectively with effective date for each amendment to be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is assessing what impact this guidance will have on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, " Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)." Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. These standards provide guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The

Company is currently evaluating the impact that this guidance will have on its disclosures in the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting, Improvements to Reportable Segment Disclosures”. This ASU enhances the disclosures required about a public entity’s reportable segments in its annual and interim condensed consolidated financial statements. The amendments in this update require additional detailed and enhanced information about reportable segments’ expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU 2023-07 for the Fiscal Year ended February 1, 2025. Refer to Note 12. Segment Reporting for additional details.

4. Revenues

Disaggregation of Revenue

The Company sells its apparel and accessory merchandise through its Retail and Direct channels. The following table presents revenues disaggregated by revenue source (in thousands):

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Retail	$320,676	$323,259	$327,084
Direct	290,181	284,784	291,444
Net sales	$610,857	$608,043	$618,528

Remaining Performance Obligations

As of February 1, 2025, the transaction price allocated to remaining performance obligations amount to $0.5 million, which relate to the marketing and promotion of the Company’s private label credit card program. This amount will be recognized as revenue evenly through January 2031.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Contract liabilities:
Upfront payment (1)	$486	$570
Unredeemed gift cards (2)	7,003	7,005
Total contract liabilities	$7,489	$7,575
(1)
The current and noncurrent portions of the upfront payment received in connection with the private label credit card agreement are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the Company’s consolidated balance sheets.
(2)
Revenue recognized for Fiscal Year 2024 related to the contract liability balance as of February 3, 2024 was $3,931.

For Fiscal Years 2024, 2023 and 2022, the Company recognized approximately $10.8 million, $11.1 million, and $10.5 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

As of January 28, 2023, contract liabilities for a signing bonus and the unredeemed gift card liability were $0.1 million and $7.1 million, respectively.

Practical Expedients and Policy Elections

The Company excludes from revenue all amounts collected from customers for sales taxes that are remitted to taxing authorities.

Shipping and handling activities that occur after control of related goods transfers to the customer are accounted for as fulfillment activities rather than assessing these activities as performance obligations.

The Company does not disclose the transaction price allocated to remaining performance obligations for contracts with customers that have an expected duration of one year or less. The Company applies the optional exemption to not disclose the transaction price allocated to remaining performance obligations where revenue represents sales-or-usage-based royalty. This optional exemption applies to royalty payments received from allowing a third party to use the J.Jill brand in providing a private label credit card to its customers through January 31, 2031. These royalties are based on an agreed-upon percentage of sales generated through the use of the private label credit card.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following (in thousands):

	February 1, 2025	February 3, 2024
Prepaid rent	$2,260	$1,921
Prepaid catalog costs	1,912	1,769
Prepaid store supplies	2,278	1,969
Prepaid insurance	1,360	1,299
Prepaid software project costs	1,894	883
Prepaid software maintenance costs	3,202	2,322
Returns reserve asset	2,732	2,681
Income tax receivable	281	1,779
Other prepaid expenses	3,585	2,492
Other current assets (a)	787	541
Total prepaid expenses and other current assets	$20,291	$17,656

(a)
Other current assets include restricted cash of $0.4 million which is used solely for funding employee healthcare costs.

6. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at February 1, 2025 and February 3, 2024, respectively. The Company did not recognize any impairment losses for Fiscal Years 2024 and 2023. The accumulated goodwill impairment losses as of February 1, 2025 are $137.3 million.

A summary of other intangible assets as of February 1, 2025 and February 3, 2024 is as follows (in thousands):

		February 1, 2025
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	104,565	2,620	27,015
Total intangible assets		$192,300	$104,565	$26,720	$61,015

		February 3, 2024
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	99,334	2,620	32,246
Total intangible assets		$192,300	$99,334	$26,720	$66,246

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

2024 Impairment Tests

For goodwill and other intangible assets, the Company performed the required impairment tests applying the qualitative approach and no impairments were indicated.

2023 Impairment Tests

During the fourth quarter of Fiscal Year 2023, the Company performed its annual assessment by electing to perform a quantitative assessment (the “2023 Impairment Test”). The 2023 Impairment Test was performed using the income approach (or discounted cash flows method) for goodwill, the relief-from-royalty method for indefinite-lived intangible assets and a recoverability analysis for definite-lived intangible assets. The estimated fair values of the reporting units and the indefinite-lived intangible assets, and the estimated undiscounted cash flows from the definite-lived intangible assets were above their carrying values resulting in no impairment of goodwill, the Company’s trade name (indefinite-lived intangible asset) and the Company’s customer list (definite-lived intangible asset). The most significant estimates and assumptions inherent in this approach are the preparation of revenue forecasts, selection of royalty and discount rates and a terminal year multiple. These assumptions are classified as Level 3 inputs. The key assumptions used under the income approach and relief-from-royalty method for the Fiscal Year 2023 Impairment Tests included the following:

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

Total amortization expense for these amortizable intangible assets was $5.2 million, $6.9 million, and $7.5 million for the Fiscal Years 2024, 2023 and 2022, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2025	$4,693
2026	4,556
2027	4,418
2028	4,246
2029	4,109
Thereafter	4,993
Total	$27,015

7. Property and Equipment

Property and equipment at February 1, 2025 and February 3, 2024 consist of the following (in thousands):

	February 1, 2025	February 3, 2024
Leasehold improvements	$115,546	$108,741
Furniture, fixtures and equipment	$49,495	48,276
Computer hardware and software	69,911	69,926
Total property and equipment, gross	234,952	226,943
Accumulated depreciation	(187,949)	(176,546)
	47,003	50,397
Construction in progress	8,322	3,721
Property and equipment, net	$55,325	$54,118

Construction in progress is primarily comprised of leasehold improvements, furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain computer software and hardware.

Capitalized software, subject to amortization, included in property and equipment at February 1, 2025 and February 3, 2024 had a cost basis of approximately $55.8 million and $54.6 million, respectively, and accumulated amortization of $45.6 million and $41.3 million, respectively. As of February 1, 2025 and February 3, 2024, internal use software costs capitalized were $3.5 million and $8.9 million, respectively.

Total depreciation expense recorded within Selling, general and administrative expenses on the consolidated statements of operations was $16.1 million, $16.0 million, and $18.2 million, for the Fiscal Years 2024, 2023 and 2022, respectively.

During Fiscal Years 2024 and 2023, the Company recorded noncash impairment charges of $0.5 million and $0.2 million, respectively, related to leasehold improvements at certain store locations driven by the actual performance at these locations. During Fiscal Year 2022, due to the Company’s revised outlook on future cash flows at certain store locations, the Company incurred noncash impairment charges of $0.8 million related primarily to leasehold improvements and furniture and fixtures at these locations.

The Company capitalized $0.4 million, $0.6 million and an immaterial amount of interest in connection with construction in progress for Fiscal Years 2024, 2023 and 2022, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	February 1, 2025	February 3, 2024
Accrued payroll and benefits	$9,725	$11,288
Accrued returns reserve	7,494	7,724
Gift cards redeemable	7,003	7,005
Accrued professional fees	2,309	1,629
Accrued corporate expenses (a)	1,458	2,158
Accrued retail expenses	1,382	2,746
Taxes, other than income taxes	2,635	2,709
Accrued occupancy	1,118	1,285
Self-insured group health insurance reserves	765	—
Other accrued employee costs	2,044	1,557
Other	4,546	4,182
Total accrued expenses and other current liabilities	$40,479	$42,283
(a)
Included within Accrued corporate expenses as of February 1, 2025 is a liability-classified share-based payment of $0.4 million related to stock options granted to Elm Street consultant, which are subject to remeasurement at each reporting date until a grant and vesting date is established. See Note 17 Share-Based Payment for further details.

The following table reflects the changes in the accrued returns reserve for Fiscal Years 2024, 2023 and 2022 (in thousands):

Accrued returns reserve	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended January 28, 2023	$11,003	$144,474	$(148,775)	$6,702
Fiscal Year Ended February 3, 2024	6,702	161,217	(160,195)	7,724
Fiscal Year Ended February 1, 2025	7,724	154,599	(154,829)	7,494

The following table reflects the changes in the accrued self-insurance reserve for Fiscal Year 2024 (in thousands):

Self-insured group health insurance reserves	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended February 1, 2025	$—	$1,307	$(542)	$765

9. Debt

The components of the Company’s outstanding long-term debt at February 1, 2025 and February 3, 2024 were as follows (in thousands):

	February 1, 2025
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Net long-term debt (Term Loan due 2028)	$74,288	$(3,652)	$(1,217)	$69,419

	February 3, 2024
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2028	$168,438	$(9,367)	$(3,123)	$155,948
Less: Current portion (including Excess Cash Flow payment)	(35,353)	—	—	(35,353)
Net long-term debt	$133,085	$(9,367)	$(3,123)	$120,595

The original issue discount and capitalized fees and expenses are amortized over the related term of the debt.

The Company recorded interest expense related to long-term debt of $14.1 million, $23.8 million, and $17.7 million, in Fiscal Years 2024, 2023 and 2022, respectively. During Fiscal Years 2024, 2023 and 2022, $1.6 million, $2.8 million and $3.1 million of debt discount and debt issuance cost related to long-term debt were amortized to interest expense, respectively.

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

For Fiscal Year 2024, the Company would be required to make an Excess Cash Flow ("ECF") payment of $11.8 million prior to May 7, 2025 under the terms of the Term Loan Credit Agreement. However, the voluntary principal prepayments discussed below satisfied the ECF payment requirement and, accordingly, no ECF payment is required.

For Fiscal Year 2023, the amount that was expected to be repaid as an ECF payment of $26.6 million is included in the line item “Current portion of long-term debt” in the Company’s consolidated balance sheet for Fiscal Year 2023, in accordance with the provisions of the Term Loan Credit Agreement.

On May 10, 2024, the Company made a voluntary principal prepayment of $58.2 million on the Term Loan Credit Agreement, in lieu of the previously expected ECF payment of $26.6 million. The expected ECF payment was rejected by the lenders as permitted under the provisions of the Term Loan Credit Agreement. On June 21, 2024, the Company made an additional voluntary principal prepayment of $27.2 million (See Note 15. Shareholders’ Equity, Common Stock Issuance, for additional information). Together with the required quarterly payments, the Company has repaid $94.2 million in principal under the Term Loan Credit Agreement in Fiscal Year 2024. In connection with the voluntary principal prepayments, the Company paid a $2.6 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $1.6 million towards interest, in accordance with the provisions of the Term Loan Credit Agreement. In connection with the voluntary principal prepayments discussed above, for Fiscal Year 2024, the Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its consolidated statements of operations and comprehensive income. As of February 1, 2025, the remaining Term Loan Facility principal balance was $74.3 million, which is to be paid upon maturity on May 8, 2028. The remaining unamortized discount and fees of $4.9 million will continue to be amortized over the remaining term through maturity.

The Borrower’s obligations under the Term Loan Credit Agreement are guaranteed by the Company and J.Jill Gift Card Solutions, Inc., a Florida corporation wholly-owned by Jill Acquisition LLC (“Jill Gift Card Solutions” and collectively with the Company, the “Guarantors”), and are secured by substantially all of the real and personal property of the Borrower and the Guarantors, subject to certain customary exceptions. The Term Loan Credit Agreement includes customary negative covenants for term loan agreements of this type, including covenants limiting the ability of the Borrower and the Guarantors to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness, in each case subject to customary exceptions for term loan agreements of this type. The Term Loan Credit Agreement also includes certain customary representations and warranties, affirmative covenants, certain financial covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under the Employee Retirement Income Security Act of 1974 (“ERISA”), certain final non-appealable judgments that are not covered by a reputable and solvent insurance company, certain defaults under other indebtedness, change of control and certain Title 11 proceedings.

As of February 1, 2025, the Company was in compliance with all covenants.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of February 1, 2025 and February 3, 2024. During the fiscal year ended February 1, 2025, no amount was drawn or outstanding under the ABL Facility. Based on the terms of the agreement and the increase for the letters of credit, the Company’s available borrowing capacity under the ABL Facility as of February 1, 2025 and February 3, 2024 was $35.7 million and $34.2 million, respectively.

The Company incurred an immaterial amount of interest expense related to the ABL facility for Fiscal Years 2024, 2023 and 2022, respectively.

The Company incurred an immaterial amount of ABL interest amortization being booked over maturity of the ABL for Fiscal Years 2024, 2023, and 2022.

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting (including with respect to liquidity), financial and other covenants. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, make advances, investments and loans or modify its organizational documents. The ABL Facility also includes certain financial maintenance covenants, including a requirement to maintain a fixed charge coverage ratio greater than or equal to 1.00:1.00 if availability under the ABL Facility is less than specified levels. As of February 1, 2025 and February 3, 2024, the Company was in compliance with all financial covenants in effect.

If an event of default occurs under the ABL Facility, the Company’s obligations may be accelerated. In addition, a 2.00% interest surcharge will be imposed on overdue amounts.

Letters of Credit

As of February 1, 2025 and February 3, 2024, there were outstanding letters of credit of $4.3 million and $5.8 million, respectively, which reduced the availability under the ABL Facility. As of February 1, 2025, the maximum commitment for letters of credit was $15.0 million. Letters of credit accrue interest at a rate equal to the applicable margin with respect to revolving loans maintained as Term SOFR loans under the ABL facility. The Company primarily used letters of credit to secure payment of workers’ compensation claims and customs bonds. Letters of credit are generally obtained for a one-year term and automatically renew annually and would only be drawn upon if the Company fails to comply with its contractual obligations.

Payments of Long-term Debt Obligations Due by Period

As of February 1, 2025, the minimum future principal amounts payable under the Company’s outstanding long-term debt consists of the remaining Term Loan Facility principal balance of $74.3 million due upon maturity on May 8, 2028.

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

The following tables present the carrying value and fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of February 1, 2025 and February 3, 2024, respectively (in thousands):

		Fair Value as of February 1, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$69,419	$—	$73,968	$—
Total financial instruments not carried at fair value	$69,419	$—	$73,968	$—

		Fair Value as of February 3, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$155,948	$—	$161,871	$—
Total financial instruments not carried at fair value	$155,948	$—	$161,871	$—

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

Assets and Liabilities with Recurring Fair Value Measurements - Certain assets and liabilities may be measured at fair value on an ongoing basis. We did not elect to apply the fair value option for recording financial assets and financial liabilities. Other than total debt and liability-classified stock options, we do not have any assets or liabilities which we measure at fair value on a recurring basis.

Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustments as part of the related impairment tests. Assumptions used to measure these fair value adjustments are classified as Level 3 inputs. Other than impairment accounting adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 6. Goodwill and Other Intangible Assets, for additional information.

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

Concentration Risk

An adverse change in the Company’s relationships with its key suppliers, or loss of the supply of one of the Company’s key products for any reason, could have a material effect on the business and results of operations of the Company. One supplier accounted for 11.0% of the Company’s purchases during Fiscal Year 2024. There are many potential suppliers in the industry that could become a supplier if we were to lose one of our large suppliers.

Other Commitments

The Company enters into other cancelable and noncancelable commitments. Typically, these commitments are for less than one year in duration and are principally for the procurement of inventory. Preliminary commitments with the Company’s merchandise vendors are made approximately six months in advance of the planned receipt date.

12. Segment Reporting

Adoption of ASU 2023-07

In Fiscal Year 2024, the Company adopted ASU 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU enhances the segment reporting disclosures provided in the Company’s annual and interim consolidated financial statements.

Operating Segments

The Company operates through two operating segments, Retail and Direct, based on the criteria used by the Chief Operating Decision Maker (“CODM”) to monitor performance and allocate resources. For reporting purposes, these operating segments have been aggregated into a single reportable segment due to their similar economic characteristics and shared resources. The segment derives its revenues from the sale of apparel and accessory merchandise through the retail stores and website and catalog orders.

Performance Assessment and Resource Allocation

The Company’s CODM is the Chief Executive Officer. To assess the performance of the Company, the CODM primarily uses net income to analyze shopping behaviors and allocate resources effectively to enhance sales and margins. Net income is integral to the annual budgeting and forecasting process, with monthly reviews of variances from actuals against plan and forecast when making decisions on marketing spend, capital investments, and personnel. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

An extract of the financial information that is regularly provided to the CODM for the Company’s single reportable segment is listed below:

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$610,857	$608,043	$618,528
Costs of goods sold (exclusive of depreciation and amortization)	181,001	177,261	193,218
Selling expenses	188,815	186,209	182,163
Marketing expenses	52,690	51,639	51,389
General and administrative expenses	82,090	80,696	82,319
Other segment items (a)	66,778	76,037	67,264
Net Income and total comprehensive income	$39,483	$36,201	$42,175
(a)
Other segment items represent the Company's order management system upgrade, management incentives, impairments of long-lived assets, loss on extinguishment of debt, loss on debt refinancing, interest expense, interest income, income taxes, and depreciation and amortization.

Geographic Information

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company has immaterial sales outside the United States. No customer represents more than 10% of total revenues for any period presented.

13. Operating Leases

As of February 1, 2025, the Company leases all of its retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion.

The Company maintained a tenant incentive liability of $0.2 million and $0.3 million as of February 1, 2025 and February 3, 2024, respectively, related to certain variable retail leases.

The components of lease expense were as follows (in thousands):

		For the Fiscal Year Ended
Lease Cost	Classification	February 1, 2025	February 3, 2024	January 28, 2023
Operating lease cost	SG&A Expenses	$39,866	$39,102	$38,713
Variable lease cost	SG&A Expenses	3,675	3,089	3,006
Total lease cost		$43,541	$42,191	$41,719

For Fiscal Years 2024 and 2022, noncash impairment charges of $0.3 million and $0.6 million, respectively, were recorded. The impairment charges related primarily to a right-of-use asset which arose from the revised sublease assumptions relating to one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019. There were no impairments recorded in Fiscal Year 2023.

For Fiscal Years 2024, 2023, and 2022, Selling general and administrative expenses included common area maintenance expense of $12.2 million, $13.2 million and $13.1 million, respectively.

For Fiscal Years 2024, 2023, and 2022, the total cash paid for amounts included in the measurement of operating lease liabilities was $43.2 million, $45.1 million and $41.5 million, respectively.

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

Lease Term and Discount Rate	February 1, 2025
Weighted-average remaining lease term (in years)
Operating leases	5.0
Weighted-average discount rate
Operating leases	6.8%

Maturities of lease liabilities as of February 1, 2025 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2025	$38,538
2026	39,613
2027	27,928
2028	21,212
2029	15,139
Thereafter	24,394
Subtotal	166,824
Less: Imputed interest	27,424
Present value of lease liabilities	$139,400
(1)
There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

14. Income Taxes

The provision for income taxes for the Fiscal Years 2024, 2023, and 2022 consists of the following (in thousands):

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Current
U.S. Federal	$12,668	$9,148	$14,562
State and local	3,408	3,108	2,582
Total current	16,076	12,256	17,144
Deferred tax (benefit) expense
U.S. Federal	(1,502)	1,971	(985)
State and local	(76)	(1,063)	340
Total deferred tax (benefit) expense	(1,578)	908	(645)
Total income tax provision	$14,498	$13,164	$16,499

The effective tax rate for the fiscal year ended February 1, 2025 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and the impact of executive compensation limitations.

A reconciliation of the federal statutory income tax rate of 21% to the Company’s effective tax rate is as follows for the periods presented:

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax effect	4.9%	6.0%	6.1%
Disallowed interest	—	1.8%	—
Disallowed officer compensation	2.5%	2.5%	2.1%
Valuation allowance	—	(2.7)%	(2.2)%
Equity-based compensation expense	(1.5)%	(1.6)%	(0.3)%
Charitable contributions	(0.2)%	(0.2)%	(0.2)%
Tax return to provision adjustments	—	0.1%	1.5%
Other	0.2%	(0.2)%	0.1%
Effective tax rate	26.9%	26.7%	28.1%

The components of deferred tax assets (liabilities) were as follows (in thousands):

	February 1, 2025	February 3, 2024
Deferred tax assets
Accrued expenses	$4,286	$3,981
State net operating loss carryforward	320	1,367
Start-up costs	294	351
Original issue discount	1,741	—
Lease liabilities	35,346	35,643
Total deferred tax assets, gross	41,987	41,342
Deferred tax liabilities
Inventory	(750)	(714)
Lease assets	(28,893)	(27,883)
Fixed assets	(5,523)	(6,394)
Intangible assets	(15,628)	(16,823)
Prepaid expenses	(582)	(495)
Total deferred tax liabilities	(51,376)	(52,309)
Net deferred tax liabilities	$(9,389)	$(10,967)

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

As of February 1, 2025, the Company does not have a federal net operating loss carryforward. The Company has $0.3 million of state net operating loss carryforwards that would expire if unutilized by the tax year 2040. The Company does not have a federal business interest carryforward. The Company has a $0.1 million of state business interest carryforwards, available to offset future taxable income. This carryforward can be carried forward indefinitely for state tax purposes.

The following table summarizes the changes in the Company’s unrecognized income tax benefits for Fiscal Years 2024, 2023 and 2022 (in thousands):

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Balance at the beginning of the period	$127	$425	$399
(Decreases) Increases for tax positions related to prior periods	—	(298)	26
Balance at the end of the period	$127	$127	$425

The Company had gross unrecognized tax benefits of $0.1 million, $0.1 million and $0.4 million as of February 1, 2025, February 3, 2024 and January 28, 2023, respectively, recorded in Other liabilities on the consolidated balance sheets. The Company will recognize interest and penalties, if any, related to uncertain tax positions in Income tax expense. As of February 1, 2025, no significant amount of penalties or interest have been accrued. We expect that the remaining unrecognized income tax benefits will be released in the next 12 months.

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

The gross proceeds to the Company from the issuance of the Company’s 1,000,000 shares amounted to $31.0 million and the Company did not receive any proceeds from the shares sold by the Selling Stockholder. After deducting underwriting discounts and commissions of approximately $1.5 million, the net proceeds to the Company from the Equity Offering were $29.5 million. The issuance of the 1,000,000 new shares sold by the Company increased the total number of outstanding shares and are reflected in the stockholders’ equity section of the Company’s consolidated balance sheet as of February 1, 2025. In connection with the Equity Offering, the Company incurred $0.8 million of third-party expenses. The net proceeds, after deducting both underwriting discounts and commissions and third- party expenses have been recorded in Additional paid-in capital and are detailed in the consolidated statements of shareholders’ equity for the fiscal year ended February 1, 2025.

The Company utilized the net proceeds from its sale of shares in the Equity Offering for repayment of its debt and general corporate purposes.

Share Repurchase Program

On December 6, 2024, the Board approved a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $25.0 million of the Company’s common stock over the next two years. Under the Share Repurchase Program, shares of the Company’s common stock may be purchased from time to time through open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations under the Exchange Act and share repurchase parameters determined by the Board.

During the year ended February 1, 2025, the Company repurchased 19,831 shares of its Common Stock for an aggregate purchase price of $0.5 million. As of February 1, 2025, the Company had $24.5 million of availability remaining under its stock repurchase authorization. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the accompanying consolidated balance sheet as of February 1, 2025. There were no shares repurchased by the Company during the fiscal year ended February 3, 2024.

The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

Dividends

During Fiscal Year 2024, the Board of Directors (the “Board”) declared total cash dividend payments of $0.21 per share of common stock (the “Dividend”). During Fiscal Year 2024, the Company paid $2.9 million in cash dividends and $0.1 million in dividend equivalent units relating to employee share-based payment awards. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital.

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

16. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share for the Fiscal Years 2024, 2023 and 2022 (in thousands, except share and per share data):

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Numerator
Net income	$39,483	$36,201	$42,175
Denominator
Weighted average number of common shares outstanding	14,956,165	10,561,652	10,124,962
Assumed exercise of warrants	—	3,581,475	3,810,441
Weighted average common shares, basic	14,956,165	14,143,127	13,935,403
Dilutive effect of share-based awards	180,668	261,343	349,632
Weighted average common shares, diluted	15,136,833	14,404,470	14,285,035
Net income per common share, basic	$2.64	$2.56	3.03
Net income per common share, diluted	$2.61	$2.51	$2.95

Share-based rewards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, there were 98,338, 57,914, and 106,137 such awards excluded for the Fiscal Years 2024, 2023 and 2022, respectively.

During the fiscal year ended February 1, 2025, the Company issued 3,572,664 shares of common stock following the exercise of 3,573,707 warrants (the “Warrants”) that were previously issued pursuant to a Warrant Agreement, dated as of October 2, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC (the “Warrant Agreement”). The exercise price of the Warrants was net share settled as per the terms of the Warrant Agreement and as detailed in the consolidated statements of shareholders’ equity for the fiscal year ended February 1, 2025. Given the non-substantive exercise price of the Warrants in relation to the fair value of the common shares issued upon exercise, the exercise of these Warrants had no impact on net income per common share, both basic and diluted. Upon exercise, the net share settled warrants are included in the Weighted average number of common shares outstanding in the table above for the fiscal year ended February 1, 2025.

17. Share-Based Payment

In conjunction with the initial public offering, on March 9, 2017, the Company established the J.Jill, Inc. Omnibus Equity Incentive Plan, as amended and restated on June 1, 2023 (the “A&R Plan”), which reserves common stock for issuance upon exercise of options, or in respect of granted awards. The A&R Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Board has the authority to determine the type, size and terms and conditions of awards to be granted and to grant such awards.

On June 29, 2023, the Company registered an additional 750,000 shares of its common stock at par value of $0.01 per share. The A&R Plan reserves a maximum of 2,043,453 shares of common stock for issuance upon exercise of options, or in respect of granted awards. As of February 1, 2025, the A&R Plan had an aggregate of 706,888 shares remaining for future issuance pursuant to awards that may be granted by the Board.

During Fiscal Year 2024, the Board approved and granted restricted stock units (“RSUs”), dividend equivalent RSUs, performance-based restricted stock units (“PSUs”), and dividend equivalent PSUs under the A&R Plan.

Share-based compensation expense for all award types of $6.9 million, $3.8 million, and $3.5 million was recorded in the Selling, general and administrative expenses in the consolidated statement of operations and comprehensive income for Fiscal Years 2024, 2023 and 2022, respectively.

Liability-Classified Stock Options

On December 9, 2024, the Board awarded 100,000 stock options to Elm Street under the 2024 Elm Street Award. The 2024 Elm Street Award vests every two months in three equal installments as Elm Street provides its services over the six-month term and upon Elm Street successfully completing certain performance milestones. The 2024 Elm Street Award expires three years from the date of grant if unexercised. As of February 1, 2025, all 100,000 stock options were outstanding and unvested.

For the 2024 Elm Street Award, no grant date has been established on the stock option award date under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation, due to the Board retaining sole discretion over the determination of milestone achievement and vesting of each installment of the stock option awards, as provided in the agreement. As a result, the Company applied variable accounting and is recognizing stock-based compensation expense over requisite service period with liability classification, which the Company remeasures at each reporting date and includes in Accrued expenses and other current liabilities until such grant date is achieved. For Fiscal Year 2024, the Company recorded compensation expense of $0.4 million related to the 2024 Elm Street Award in Selling, general and administrative expenses. Refer to Note 19. Subsequent Events for additional details.

The fair value of the performance-based stock options as of February 1, 2025 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Black Scholes Options Pricing Model
Risk Free Interest Rate	4.20%
Expected Dividend Yield	1.0%
Expected Volatility	46.0-46.8%
Expected Term	1.44-1.61

As of February 1, 2025, the outstanding stock options have a weighted average fair value of $6.84, weighted average exercise price of $26.63 and a weighted average remaining contractual term of 2.9 years.

Restricted Stock Units

For Fiscal Years 2024, 2023 and 2022, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. Additionally, during Fiscal Year 2024, in order to reward, retain, and further incentivize key personnel, the Board granted RSUs, fifty percent (50%) of which vests beginning one year from the date of grant, and the remaining fifty percent (50%) of which vests in equal amounts (i.e. 12.5% of the total RSU grant) on the last day of each quarter, with the first such quarter beginning January 1, 2026 and ending on March 31, 2026.

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

The following table summarizes the RSUs award activity, for Fiscal Year 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 3, 2024	458,299	$14.15
Granted	272,683	$31.88
Vested	(240,185)	$13.63
Forfeited	(10,909)	$32.55
Unvested units outstanding at February 1, 2025	479,888	$23.66

As of February 1, 2025, there was $6.9 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 1.7 years. The total fair value of RSUs vested during Fiscal Years 2024, 2023, and 2022 was $3.3 million, $3.6 million, and $3.0 million, respectively.

Performance Stock Units

For Fiscal Years 2024 and 2023, the Company granted PSUs, a portion of which are based on achieving an Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

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

The fair value of the PSUs for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated on the grant date using a Monte Carlo simulation as of the grant date. This valuation was performed prior to any declaration of cash dividends and the issuance of dividend equivalent PSUs. Except for the dividend equivalent PSUs, no additional PSUs were granted following this fair valuation, which is based on the assumptions noted below:

Monte Carlo Simulation Assumptions	For the Fiscal Year Ended
February 1, 2025
Risk Free Interest Rate	4.20%
Expected Dividend Yield	1.0%
Expected Volatility	47.1%-47.9%
Expected Term	1.58-1.74

The Company recognizes share-based compensation expense related to Adjusted EBITDA based PSUs based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate of these awards on a quarterly basis and adjusts equity-based compensation expense related to these awards, as appropriate. For the TSR based PSUs, the equity-based compensation expense is recognized on a straight-line basis over the three-year performance period based on the grant-date fair value of these PSUs.

The following table summarizes the PSU awards activity for Fiscal Year 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 3, 2024	62,709	$30.47
Granted	105,034	$40.21
Unvested units outstanding at February 1, 2025	167,743	$36.56

As of February 1, 2025, there was $4.3 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 1.7 years.

Equity-classified Options

During Fiscal Years 2018 and 2017, the Committee granted stock options under the A&R Plan. Stock options are granted to purchase ordinary shares at prices as determined by the Board, but in no event shall the exercise price be less than the fair market value of the common stock at the time of grant. Options generally vest in equal installments over a four-year period. Options expire not more than 10 years from the date of grant. The grant date fair value of options is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recorded as incurred.

As of February 1, 2025, there was no unrecognized compensation cost related to stock options as all options were fully vested. During Fiscal Year 2024, the Company forfeited 10,909 stock options. The Company did not grant or exercise any stock options during Fiscal Year 2024. As of February 1, 2025, the outstanding and exercisable stock options have a weighted average grant date fair value of $30.17, weighted average exercise price of $59.85 and a weighted average remaining contractual term of 2.3 years.

Employee Stock Purchase Plan (the “Purchase Plan”)

The Company established the Purchase Plan during Fiscal Year 2017, under which a maximum of 40,000 shares of common stock may be purchased by eligible employees as defined by the Purchase Plan. As of February 1, 2025, February 3, 2024 and January 28, 2023, there were 2,344 shares authorized and available for future issuance under the Purchase Plan. As of February 1, 2025, the Purchase Plan remains suspended due to an inadequate number of authorized and available shares.

18. Related Party Transactions

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

On December 9, 2024, the Company entered into a Consulting Agreement with Elm St Advisors, LLC (“Elm Street”). Elm Street is owned by Jim Scully, who served as a director on the Company’s Board until June 2024. Pursuant to the terms of the Consulting Agreement, Elm Street will assist the Company in developing enhanced operational strategies with a focus on growth opportunities. Total consideration for the services consists of cash of $2 million and up to 100,000 performance-based stock options to purchase the Company’s Common Stock, subject to vesting during the term of the Consulting Agreement upon the achievement of certain specified milestones. Refer to Note 17. Share-Based Payment for additional information on the stock options awarded to Elm Street.

During Fiscal Year 2024 the Company paid Elm Street a one time non-refundable upfront fee of $0.2 million in December 2024, which was recorded to Prepaid expenses and other current assets on the consolidated balance sheet and is being amortized over the term of the Consulting Agreement, which terminates on June 9, 2025. Additionally, as of February 1, 2025, the Company paid a monthly installment payment of $0.3 million as per the terms of the Consulting Agreement. Refer to Note 19. Subsequent Events for additional details.

The Company was party to the Subordinated Credit Agreement, with a group of lenders that includes certain affiliates of TowerBrook and the Chairman of our Board, until it was repaid in full on April 5, 2023. Refer to Note 9. Debt for additional information on repayment of the Subordinated Facility.

In the consolidated statements of operations and comprehensive income, in association with the Subordinated Facility, the Company incurred $1.1 million and $4.1 million of Interest expense – related party during Fiscal Years 2023 and 2022, respectively. The Company did not incur Interest expense – related party during Fiscal Year 2024.

For Fiscal Year 2024, the Company incurred $0.1 million in third-party expenses, primarily related to the payment of legal and professional fees associated with TowerBrook’s sale of the Company’s common stock in connection with the Equity Offering. During the Fiscal Years 2024, 2023 and 2022, the Company incurred an immaterial amount of other related party transactions.

19. Subsequent Events

On February 27, 2025, the Company announced the appointment of Mary Ellen Coyne as Chief Executive Officer ("CEO") and President, effective May 1, 2025. In addition to her role as CEO and President, Coyne will join the Board of Directors. CEO Claire Spofford, who announced her retirement in December, will step down on April 30, 2025.

On March 11, 2025, the Board declared a cash dividend of $0.08 per share, payable on April 16, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of April 2, 2025.

On March 11, 2025, the Company entered into Amendment No. 1 (“Amendment”) to the Consulting Agreement with Elm St Advisors, LLC (“Elm Street”). The Amendment extended the term of the agreement from June 2025 to November 2025 and changed the consideration to be paid for the services. The total cash consideration remains unchanged; however, the payment period was extended to the end of the new term. In addition, the number of stock options awarded was reduced from 100,000 to 33,334. All other terms and conditions remain in effect.