Form 10-Q
period 2025-05-03
J.Jill, Inc.
filed 2025-06-11
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

As of June 06, 2025 the registrant had 15,283,043 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 3, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$31,245	$35,427
Accounts receivable	9,370	5,017
Inventories, net	60,557	61,295
Prepaid expenses and other current assets	21,138	20,291
Total current assets	122,310	122,030
Property and equipment, net	53,705	55,325
Intangible assets, net	59,842	61,015
Goodwill	59,697	59,697
Operating lease assets, net	130,105	112,303
Other assets	7,237	7,329
Total assets	$432,896	$417,699
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,304	$51,980
Accrued expenses and other current liabilities	41,682	40,479
Current portion of operating lease liabilities	38,067	34,649
Total current liabilities	124,053	127,108
Long-term debt, net of discount and current portion	69,712	69,419
Deferred income taxes	8,616	9,389
Operating lease liabilities, net of current portion	117,294	104,751
Other liabilities	1,248	1,263
Total liabilities	320,923	311,930
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 15,489,674 and 15,344,053 shares issued at May 3, 2025 and February 1, 2025 respectively; and 15,283,043 and 15,324,222 shares outstanding at May 3, 2025 and February 1, 2025, respectively	156	153
Additional paid-in capital	240,816	242,781
Treasury stock, at cost, 206,631 and 19,831 shares at May 3, 2025 and February 1, 2025, respectively	(4,049)	(523)
Accumulated deficit	(124,950)	(136,642)
Total shareholders’ equity	111,973	105,769
Total liabilities and shareholders’ equity	$432,896	$417,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$153,624	$161,513
Costs of goods sold (exclusive of depreciation and amortization)	43,267	43,776
Gross profit	110,357	117,737
Selling, general and administrative expenses	91,088	89,112
Impairment of long-lived assets	207	253
Operating income	19,062	28,372
Interest expense	2,789	6,436
Interest income	(388)	(988)
Income before provision for income taxes	16,661	22,924
Income tax provision	4,969	6,228
Net income and total comprehensive income	$11,692	$16,696
Per share data (Note 9):
Net income per common share:
Basic	$0.76	$1.17
Diluted	$0.76	$1.16
Weighted average common shares:
Basic	15,314,474	14,256,928
Diluted	15,390,957	14,395,197

Cash dividends declared per common share	$0.08	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid- in Capital	Treasury Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, February 1, 2025	15,344,053	$153	$242,781	(19,831)	$(523)	$(136,642)	$105,769
Vesting of equity awards	238,696	3	187	—	—	—	190
Surrender of shares to pay withholding taxes	(93,075)	—	(2,043)	—	—	—	(2,043)
Repurchase of treasury stock	—	—	—	(186,800)	(3,526)	—	(3,526)
Quarterly cash dividend and dividend equivalents declared ($0.08 per share)	—	—	(1,075)	—	—	—	(1,075)
Equity-based compensation	—	—	966	—	—	—	966
Net income	—	—	—	—	—	11,692	11,692
Balance, May 3, 2025	15,489,674	$156	$240,816	(206,631)	$(4,049)	$(124,950)	$111,973

	Common Stock		Additional Paid- in Capital	Treasury Stock		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance, February 3, 2024	10,614,454	$107	$213,236	—	$—	$(176,125)	$37,218
Vesting of restricted stock units	201,827	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(68,434)	(2)	(2,054)	—	—	—	(2,056)
Equity-based compensation	—	—	1,254	—	—	—	1,254
Net income	—	—	—	—	—	16,696	16,696
Balance, May 4, 2024	10,747,847	$107	$212,434	—	$—	$(159,429)	$53,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net income	$11,692	$16,696
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,345	5,825
Impairment of long-lived assets	207	253
Adjustment for exited retail stores	(232)	(509)
Loss on disposal of fixed assets	151	6
Noncash interest expense	303	681
Equity-based compensation	966	1,254
Deferred rent incentives	(32)	(32)
Deferred income taxes	(773)	140
Changes in operating assets and liabilities:
Accounts receivable	(4,353)	(5,872)
Inventories, net	737	114
Prepaid expenses and other current assets	(848)	(20)
Accounts payable	(7,884)	438
Accrued expenses and other current liabilities	1,606	4,560
Operating lease assets and liabilities	(1,645)	(1,284)
Other noncurrent assets and liabilities	96	(751)
Net cash provided by operating activities	5,336	21,499
Investing activities:
Purchases of property and equipment	(2,237)	(1,732)
Capitalized software	(487)	(580)
Net cash used in investing activities	(2,724)	(2,312)
Financing activities:
Principal repayments on Term Loan	—	(2,188)
Share repurchase costs, net of commission and fees	(3,526)	—
Surrender of shares to pay withholding taxes	(2,043)	(2,054)
Quarterly cash dividend paid to shareholders	(1,225)	—
Net cash used in financing activities	(6,794)	(4,242)
Net change in cash and cash equivalents and restricted cash	(4,182)	14,945
Cash and cash equivalents and restricted cash:
Beginning of Period	35,790	62,540
End of Period (a)	$31,608	$77,485
(a)
Includes $0.4 million of restricted cash for the thirteen weeks ended May 3, 2025 and May 4, 2024. The Company recorded restricted cash in Prepaid expenses and other current assets as presented in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 249 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

J.Jill, Inc. is a holding company. Jill Acquisition LLC, its wholly-owned subsidiary, and J.Jill Gift Card Solutions, Inc., a wholly-owned subsidiary of Jill Acquisition LLC, are the operating companies for the business assets.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K (the “2024 Annual Report”) for the fiscal year ended February 1, 2025 (“Fiscal Year 2024”) in preparing these unaudited interim condensed consolidated financial statements. J.Jill operates on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending January 31, 2026 (“Fiscal Year 2025”) and Fiscal Year 2024 are both comprised of 52 weeks.

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 1, 2025 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended May 3, 2025 are not necessarily indicative of future results or results to be expected for Fiscal Year 2025. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2024 Annual Report.

Financial Statement Presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation.

The Company presented restricted cash of $0.4 million for the thirteen weeks ended May 4, 2024 as a separate item in the consolidated statement of cash flows to conform with the current presentation for the thirteen weeks ended May 3, 2025.

Segment Reporting

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” The Company adopted the ASU during the fourth quarter of fiscal year 2024 and updated its disclosures accordingly. Refer to Note 13 - Segment Reporting for additional details.

Restricted Cash

The Company's restricted cash balance represents an imprest cash account used to fund employee healthcare costs. The balance of restricted cash as of May 3, 2025 and May 4, 2024 was $0.4 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	For the Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Cash and cash equivalents	$31,245	$77,117
Restricted cash reported in Prepaid expenses and other current assets	363	368
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$31,608	$77,485

Accounts Receivable

The beginning balances at February 1, 2025 for accounts receivable arising from contracts with customers was $5.0 million with ending balances included in Accounts receivable on the condensed consolidated balance sheets.

The beginning balances at February 3, 2024 for accounts receivable arising from contracts with customers was $7.0 million with ending balances included in Accounts receivable on the condensed consolidated balance sheets.

The Company’s accounts receivable relates primarily to payments due from banks for credit and debit card transactions for approximately 2 to 5 days of sales. These receivables do not bear interest. The Company occasionally sells inventory to liquidators, and if these sales occur near the end of a reporting period, they are also included in Accounts receivable on the condensed consolidated balance sheets.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists of the direct costs of sold merchandise, which include customs, taxes, tariffs, duties, commissions and inbound shipping costs, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. COGS does not include distribution center costs and allocations of indirect costs, such as occupancy, depreciation, amortization, or labor and benefits.

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

For the thirteen weeks ended May 3, 2025, the Company amortized $0.5 million of cloud-based software implementation costs. For the thirteen weeks ended May 4, 2024, the Company amortized $0.2 million of cloud-based software implementation costs.

As of May 3, 2025, the Company had $9.6 million of gross capitalized cloud-based software implementation costs and $0.5 million of related accumulated amortization, for a net balance of $9.1 million, made up of $2.4 million recorded within Prepaid expenses and other current assets and $6.7 million recorded within Other assets on the Company’s condensed consolidated balance sheets.

As of February 1, 2025, the Company had $9.5 million of gross capitalized cloud-based software implementation costs and $0.9 million of related accumulated amortization, for a net balance of $8.6 million, made up of $1.9 million recorded within Prepaid expenses and other current assets and $6.7 million recorded within Other assets on the Company’s condensed consolidated balance sheets.

Change in Accounting Estimate

Effective March 2025, the Company revised its methodology for estimating the Direct sales returns reserve. Previously, the reserve was calculated based on catalog offer code tracking data. After upgrading our Order Management System (“OMS”) in March 2025, the Company transitioned to a curve-based model that aligns with the methodology used to estimate returns for our Retail channel. The new model is expected to provide a more accurate reflection of customer return behavior. Additionally, the Company reduced the allowable return window for Direct and Retail sales from 90 to 60 days, which also impacted the estimate of expected returns. These changes were accounted for as a change in accounting estimate and applied prospectively in accordance with applicable accounting guidance. The impact of the change is not material to the financial statements.

Recently Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (2) removing disclosures that are no longer considered cost beneficial or relevant. The amendments in ASU 2023-09 are effective for the fiscal year ending January 31, 2026. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures in the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. These standards provide guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures in the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting, Improvements to Reportable Segment Disclosures.” This ASU enhances the disclosures required about a public entity’s reportable segments in its annual and interim condensed consolidated financial statements. The amendments in this update require additional detailed and enhanced information about reportable segments’ expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Company adopted the ASU during the fourth quarter of fiscal year 2024 and updated its disclosures accordingly. Refer to Note 13 - Segment Reporting for additional details.

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

	For the Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Retail	$81,813	$85,607
Direct	71,811	75,906
Net sales	$153,624	$161,513

Remaining Performance Obligations

As of May 3, 2025, the transaction price allocated to remaining performance obligations amounts to $0.5 million, which relates to the marketing and promotion of the Company’s private label credit card program. This amount will be recognized as revenue evenly through January 2031.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	May 3, 2025	February 1, 2025
Contract liabilities:
Upfront payment (1)	466	$486
Unredeemed gift cards (2)	5,803	7,003
Total contract liabilities	$6,269	$7,489
(1)
The current and noncurrent portions of the upfront payment received in connection with the private label credit card agreement are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the Company’s condensed consolidated balance sheets.
(2)
Revenue recognized for the thirteen weeks ended May 3, 2025 related to the contract liability balance as of February 1, 2025 was $2,020.

The Company recognized revenue related to gift card redemptions and breakage for the thirteen weeks ended May 3, 2025 of approximately $3.2 million and for the thirteen weeks ended May 4, 2024 of approximately $2.9 million. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

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

4. Asset Impairments

Long-lived Asset Impairments

For the thirteen weeks ended May 3, 2025, the Company recorded noncash impairment charges of $0.2 million primarily related to leasehold improvements at certain store locations driven by the actual performance at these locations. The Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.

For the thirteen weeks ended May 4, 2024, the Company recorded $0.3 million of impairment charges.

Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at May 3, 2025 and February 1, 2025. The accumulated goodwill impairment losses as of May 3, 2025 and February 1, 2025 were $137.3 million.

A summary of other intangible assets as of May 3, 2025 and February 1, 2025 is as follows (in thousands):

		May 3, 2025
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	105,738	2,620	25,842
Total intangible assets		$192,300	$105,738	$26,720	$59,842

		February 1, 2025
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	104,565	2,620	27,015
Total intangible assets		$192,300	$104,565	$26,720	$61,015

Total amortization expense for these amortizable intangible assets was $1.2 million and $1.6 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2025 (1)	$3,520
2026	4,556
2027	4,418
2028	4,246
2029	4,109
Thereafter	4,993
Total	$25,842
(1)
Represents amortization expense for the remainder of Fiscal Year 2025.

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

During the thirteen weeks ended May 3, 2025 and May 4, 2024, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt as of May 3, 2025 and February 1, 2025 were as follows (in thousands):

	May 3, 2025
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Net long-term debt (Term Loan due 2028)	$74,288	$(3,432)	$(1,144)	$69,712

	February 1, 2025
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Net long-term debt (Term Loan due 2028)	$74,288	$(3,652)	$(1,217)	$69,419

Term Loan Credit Agreement

The Company is party to a secured $175.0 million term loan credit agreement (the “Term Loan Credit Agreement” and, such facility, the “Term Loan Facility”), dated April 5, 2023, by and among the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent, with a maturity date of May 8, 2028.

On May 10, 2024, the Company made a voluntary principal prepayment of $58.2 million on the Term Loan Credit Agreement, in lieu of the previously expected excess cash flow payment of $26.6 million. The expected excess cash flow payment was rejected by the lenders as permitted under the provisions of the Term Loan Credit Agreement. On June 21, 2024, the Company made an additional voluntary principal prepayment of $27.2 million (See Note 8 - Shareholders’ Equity, Common Stock Issuance, for additional information). Together with the required quarterly payments, the Company has repaid $94.2 million in principal under the Term Loan Credit Agreement in Fiscal Year 2024. In connection with the voluntary principal prepayments, the Company paid a $2.6 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $1.6 million towards interest, in accordance with the provisions of the Term Loan Credit Agreement.

In connection with the voluntary principal prepayments discussed above, during the fiscal year ended February 1, 2025, the Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income. As of May 3, 2025, the remaining Term Loan Facility principal balance of $74.3 million is to be paid upon maturity on May 8, 2028. The remaining unamortized discount and fees of $4.6 million will continue to be amortized over the remaining term through maturity.

As of May 3, 2025, the Company was in compliance with all covenants contained in its outstanding debt arrangements.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of May 3, 2025 and February 1, 2025. The Company’s available borrowing capacity under the ABL Facility as of May 3, 2025 and February 1, 2025 was $35.7 million.

As of May 3, 2025 and February 1, 2025, there were outstanding letters of credit of $4.3 million, which reduced the availability under the ABL Facility. As of May 3, 2025, the maximum commitment for letters of credit was $15.0 million.

As of May 3, 2025, the Company was in compliance with all covenants.

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

The following table presents the carrying value and fair value hierarchy for debt as of May 3, 2025 and February 1, 2025, respectively (in thousands):

		Fair Value as of May 3, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$69,712	$—	$72,553	$—
Total financial instruments not carried at fair value	$69,712	$—	$72,553	$—

		Fair Value as of February 1, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$69,419	$—	$73,968	$—
Total financial instruments not carried at fair value	$69,419	$—	$73,968	$—

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

Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustments as part of the related impairment tests. Assumptions used to measure these fair value adjustments are classified as Level 3 inputs. Other than impairment accounting adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 4 - Asset Impairments, for additional information.

7. Income Taxes

The Company recorded an income tax provision of $5.0 million and $6.2 million during the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.

The effective tax rate was 29.8% and 27.2% for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.

The effective tax rate for the thirteen weeks ended May 3, 2025 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and executive compensation limitations. The effective tax rate for the thirteen weeks ended May 4, 2024 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and executive compensation limitations.

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

Share Repurchase Program

On December 6, 2024, the Board approved a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $25.0 million of the Company’s common stock for two years following the authorization date. Under the Share Repurchase Program, shares of the Company’s common stock may be purchased from time to time through open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations under the Exchange Act and share repurchase parameters determined by the Board of Directors (the “Board”).

During the thirteen weeks ended May 3, 2025, the Company repurchased 186,800 shares of its common stock for an aggregate purchase price of $3.5 million. As of May 3, 2025, the Company had $21.0 million of availability remaining under its stock repurchase authorization. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the accompanying condensed consolidated balance sheets as of May 3, 2025. There were 186,800 shares repurchased by the Company during the thirteen weeks ended May 3, 2025.

The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

Dividends

During the thirteen weeks ended May 3, 2025, the Board declared a quarterly cash dividend payment of $0.08 per share of common stock (the “Dividend”). The Dividend was payable on April 16, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of April 2, 2025. During the thirteen weeks ended May 3, 2025, the Company paid $1.2 million in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital on the condensed consolidated balance sheets.

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

Subsequent Events

On June 3, 2025, the Board declared a quarterly cash dividend of $0.08 per share, payable on July 9, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of June 25, 2025.

9. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Numerator
Net income	$11,692	$16,696
Denominator
Weighted average number of common shares outstanding	15,314,474	10,692,241
Assumed exercise of warrants	—	3,564,687
Weighted average common shares, basic	15,314,474	14,256,928
Dilutive effect of share-based awards	76,483	138,269
Weighted average common shares, diluted	15,390,957	14,395,197
Net income per common share, basic	$0.76	$1.17
Net income per common share, diluted	$0.76	$1.16

Share-based awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 262,565 and 279,786 shares for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

For the thirteen weeks ended May 3, 2025 and May 4, 2024, warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non-substantive in relation to the fair value of the common shares to be issued upon exercise. In accordance with the terms of the warrant agreement, dated as of October 2, 2020, as amended on December 4, 2020, in the event of a dividend payment on the shares of common stock, the exercise ratio in effect immediately following the record date of such dividend distribution date shall be proportionately adjusted to give effect to the total number of shares of common stock constituting such dividend.

10. Share-Based Payment

The J.Jill, Inc. Omnibus Equity Incentive Plan, as amended and restated on June 1, 2023 (the “A&R Plan”), reserves a maximum of 2,043,453 shares of common stock for issuance upon exercise of options, or in respect of granted awards. As of May 3, 2025, the A&R Plan had an aggregate of 397,329 shares remaining for future issuance pursuant to awards that may be granted by the Board.

During the thirteen weeks ended May 3, 2025 and May 4, 2024, the Board approved and granted Restricted Stock Units (“RSUs”), dividend equivalent RSUs, Performance Stock Units (“PSUs”) and dividend equivalent PSUs under the A&R Plan.

Restricted Stock Units

For the thirteen weeks ended May 3, 2025 and May 4, 2024, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding RSUs were credited with dividend equivalent RSUs, which are subject to the same vesting terms as the RSUs. For the thirteen weeks ended May 3, 2025 and May 4, 2024, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the thirteen weeks ended May 3, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 1, 2025	479,888	$23.66
Granted	424,732	$15.84
Vested	(238,694)	$18.56
Forfeited	(42,394)	$28.62
Unvested units outstanding at May 3, 2025	623,532	$20.02

As of May 3, 2025, there was $11.3 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 2.1 years. The total fair value of RSUs vested during the thirteen weeks ended May 3, 2025 and May 4, 2024 was $4.4 million and $2.5 million, respectively.

Performance Stock Units

For the thirteen weeks ended May 3, 2025 and May 4, 2024, the Board granted PSUs, a portion of which are based on achieving an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

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

The fair value of the PSUs granted during the thirteen weeks ended May 3, 2025 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated using a Monte Carlo simulation as of the grant date. These valuations were based on the assumptions noted below:

Monte Carlo Simulation Assumptions
Risk Free Interest Rate	3.66%-3.68%
Expected Dividend Yield	—
Expected Volatility	45.85%-46.39%
Expected Term	2.75-2.81

The Company recognizes share-based compensation expense related to Adjusted EBITDA based PSUs based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate of these awards on a quarterly basis and adjusts share-based compensation expense related to these awards, as appropriate. For the TSR based PSUs, the share-based compensation expense is recognized on a straight-line basis over the three-year performance period based on the grant-date fair value of these PSUs.

The following table summarizes the PSU awards activity for the thirteen weeks ended May 3, 2025:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 1, 2025	167,743	$36.56
Granted	103,746	$11.99
Forfeited	(53,090)	$36.52
Unvested units outstanding at May 3, 2025	218,399	$23.17

As of May 3, 2025, there was $1.8 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.5 years.

Share-based compensation expense for RSUs and PSUs was recorded in the Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. The Company recorded $1.0 million for the thirteen weeks ended May 3, 2025, and $1.3 million for the thirteen weeks ended May 4, 2024. As per the terms of the A&R Plan, as the dividend equivalent awards are subject to the same vesting conditions as their underlying awards, the Company did not record any additional share-based compensation expense associated with these awards.

Stock Options

On December 9, 2024, the Company entered into a Consulting Agreement with Elm St Advisors, LLC (“Elm Street”), which was subsequently amended on March 11, 2025 (as amended, the "Consulting Agreement"). The Consulting Agreement resulted in a net award of 33,334 stock options to Elm Street, which vested on February 7, 2025. The amendment resulted in the cancellation of

66,666 of the original 100,000 stock option initially awarded under the Consulting Agreement, and accordingly, the reversal of $0.3 million of compensation expense was reversed in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income during the thirteen weeks ended May 3, 2025. The stock options expire three years from the December 9, 2024 grant date. As of May 3, 2025, there was no unrecognized compensation cost as the stock options were fully vested.

The Company applied liability accounting to the stock options prior to their vesting since the Board retained sole discretion over the determination of the milestone achievements and the related vesting, as described in the Consulting Agreement. Upon vesting the stock options became equity-classified and the corresponding liability was reclassified from Accrued expenses and other current liabilities to Additional paid-in capital on the condensed consolidated balance sheets.

The fair value of the stock options as of February 7, 2025 was calculated using the Black-Scholes option-pricing model with the following assumptions:

Black Scholes Options Pricing Model	February 7, 2025
Risk Free Interest Rate	4.27%
Expected Dividend Yield	1.0%
Expected Volatility	45.90%
Expected Term	1.59

During the thirteen weeks ended May 3, 2025, the outstanding stock options, including previously issued stock options have a weighted average fair value of $30.17, weighted average exercise price of $59.85 and a weighted average remaining contractual term of 2.1 years.

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

For the thirteen weeks ended May 3, 2025 and May 4, 2024, the Company incurred immaterial amounts in connection with other related party transactions. As of May 3, 2025 and February 1, 2025, the Company owed its other related parties immaterial amounts.

As discussed in Note 10 - Share-Based Payment, the Company and Elm Street entered into the Consulting Agreement to assist the Company in developing enhanced operational strategies with a focus on growth opportunities. Elm Street is owned by Jim Scully, who served as a director on the Company’s Board until June 2024. During the thirteen weeks ended May 3, 2025 and May 4, 2024, the Company incurred costs of $0.4 million and immaterial amounts associated with the Consulting Agreement, respectively, under the Consulting Agreement. As of May 3, 2025 and February 1, 2025, the Company owed an immaterial amount and $0.7 million, respectively. Subsequent to quarter end, in May 2025, the Company and Elm Street agreed to end the engagement.

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

13. Segment Reporting

Operating Segments

The Company operates through two operating segments, Retail and Direct, based on the criteria used by the CODM to monitor performance and allocate resources. For reporting purposes, these operating segments have been aggregated into a single reportable segment due to their similar economic characteristics and shared resources. The segment derives its revenues from the sale of apparel and accessory merchandise through the retail stores and website and catalog orders.

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

An extract of the financial information that is regularly provided to the CODM for the Company’s single reportable segment is listed below:

	For the Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$153,624	$161,513
Costs of goods sold (exclusive of depreciation and amortization)	43,267	43,776
Selling expenses	47,774	46,629
Marketing expenses	14,239	14,347
General and administrative expenses	21,009	21,117
Other segment items (a)	15,643	18,948
Net income and total comprehensive income	$11,692	$16,696
(a)
Other segment items represent the Company's OMS upgrade, management incentives, impairments of long-lived assets, loss on debt refinancing, interest expense, interest income, income taxes, and depreciation and amortization.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending January 31, 2026 (“Fiscal Year 2025”) and fiscal year ended February 1, 2025 (“Fiscal Year 2024”) are both comprised of 52 weeks.

All references in this Quarterly Report to “J.Jill,” “we,” “our,” “us,” “the Company” or similar terms are to J.Jill, Inc. and its subsidiaries.

Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 249 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

Tariffs. On April 2, 2025, the U.S. government announced additional tariffs on many goods imported to the U.S. We continue to monitor international trade policy and the impact final tariff rates will have on our business, including actions we can take to mitigate them.

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

Costs of goods sold (“COGS”) consists of the direct costs of sold merchandise, which include customs, taxes, tariffs, duties, commissions and inbound shipping costs, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. COGS does not include distribution center costs and allocations of indirect costs, such as occupancy, depreciation, amortization, or labor and benefits. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use markdowns to liquidate these products. Changes in the assortment of our products may also impact our gross profit. The timing and level of markdowns are driven by customer acceptance of our merchandise. The Company’s COGS, and consequently gross profit, may not be comparable to those of other retailers, as inclusion of certain costs vary across the industry.

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

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus (less) depreciation and amortization, income tax provision, interest expense, interest income, equity-based compensation expense, write-off of property and equipment, amortization of cloud-based software implementation costs, adjustment for exited retail stores, impairment of long-lived assets, and other non-recurring items, primarily consisting of non-ordinary course professional fees, non-employee share-based payments, and legal settlements and fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Statements of Operations Data:
Net income	$11,692	$16,696
Add (Less):
Depreciation and amortization	5,349	5,827
Income tax provision	4,969	6,228
Interest expense	2,789	6,436
Interest income	(388)	(988)
Adjustments:
Equity-based compensation expense (a)	966	1,254
Write-off of property and equipment (b)	151	6
Amortization of cloud-based software implementation costs (c)	457	221
Adjustment for exited retail stores (d)	(232)	(509)
Impairment of long-lived assets (e)	207	253
Other non-recurring items (f)	1,375	223
Adjusted EBITDA	$27,335	$35,647
Net sales	$153,624	$161,513
Adjusted EBITDA margin	17.8%	22.1%
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

Results of Operations

Thirteen weeks ended May 3, 2025 Compared to Thirteen weeks ended May 4, 2024

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended May 4, 2024 to the Thirteen Weeks
	May 3, 2025		May 4, 2024		Ended May 3, 2025
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$153,624	100.0%	$161,513	100.0%	$(7,889)	(4.9)%
Costs of goods sold	43,267	28.2%	43,776	27.1%	(509)	(1.2)%
Gross profit	110,357	71.8%	117,737	72.9%	(7,380)	(6.3)%
Selling, general and administrative expenses	91,088	59.3%	89,112	55.2%	1,976	2.2%
Impairment of long-lived assets	207	0.1%	253	0.2%	(46)	(18.2)%
Operating income	19,062	12.4%	28,372	17.6%	(9,310)	(32.8)%
Interest expense	2,789	1.8%	6,436	4.0%	(3,647)	(56.7)%
Interest income	(388)	(0.3)%	(988)	(0.6)%	600	60.7%
Income before provision for income taxes	16,661	10.8%	22,924	14.2%	(6,263)	(27.3)%
Income tax provision	4,969	3.2%	6,228	3.9%	(1,259)	(20.2)%
Net income	$11,692	7.6%	$16,696	10.3%	$(5,004)	(30.0)%

Net Sales

Net sales for the thirteen weeks ended May 3, 2025 decreased $7.9 million, or 4.9%, to $153.6 million from $161.5 million for the thirteen weeks ended May 4, 2024. At the end of those same periods, we operated 249 and 244 retail stores, respectively. The decrease in net sales was primarily due to a decrease in total company comparable sales of 5.7%, the decrease was primarily driven by a decline in full price mix and an increase in promotional activities compared to the thirteen weeks ended May 4, 2024.

Retail contributed 53.3% of our net sales in the thirteen weeks ended May 3, 2025 and 53.0% in the thirteen weeks ended May 4, 2024. Our Direct channel contributed 46.7% of our net sales in the thirteen weeks ended May 3, 2025 and 47.0% in the thirteen weeks ended May 4, 2024.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended May 3, 2025 decreased $7.4 million, or 6.3%, to $110.4 million from $117.7 million for the thirteen weeks ended May 4, 2024. The gross margin for the thirteen weeks ended May 3, 2025 was 71.8% compared to 72.9% for the thirteen weeks ended May 4, 2024. The decrease in gross profit and gross margin for the thirteen weeks ended May 3, 2025 was primarily driven by a decline in full price mix and an increase in promotional activities compared to the thirteen weeks ended May 4, 2024.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended May 3, 2025 increased $2.0 million, or 2.2%, to $91.1 million from $89.1 million for the thirteen weeks ended May 4, 2024. The increase was primarily driven by a $2.3 million increase in professional services, $1.1 million increase in information systems costs, primarily related to the recent system implementation projects, and $0.9 million due to an increase in lease costs as a result of new store openings, offset by a decrease of $1.5 million in compensation and related expenses, $0.5 million of depreciation and amortization expense, and $0.3 million in shipping costs.

As a percentage of net sales, SG&A expenses were 59.3% for the thirteen weeks ended May 3, 2025 and 55.2% for the thirteen weeks ended May 4, 2024.

Impairment of long-lived assets

The Company recorded $0.2 million and $0.3 million of impairment charges for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.

Interest Expense

Interest expense was $2.8 million and $6.4 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. The decrease was due to a lower debt balance for the thirteen weeks ended May 3, 2025.

Interest Income

For the thirteen weeks ended May 3, 2025, the Company earned interest on cash of $0.4 million, compared to $1.0 million for the thirteen weeks ended May 4, 2024. The decrease was due primarily to lower cash balances for the thirteen weeks ended May 3, 2025.

Income Tax Provision

The income tax provision was $5.0 million for the thirteen weeks ended May 3, 2025 compared to $6.2 million for the thirteen weeks ended May 4, 2024, while our effective tax rates for the same periods were 29.8% and 27.2%, respectively. The effective tax rate during the thirteen weeks ended May 3, 2025 is lower primarily due to the impact of state and local income taxes and executive compensation limitations.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of May 3, 2025, we had $31.2 million in cash and $35.7 million of total availability under our ABL Facility. In addition, through our shelf registration statement on file with the SEC or through private transactions, and depending on conditions prevailing in the public and private capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

On December 6, 2024, the Board approved a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $25.0 million of the Company’s common stock for two years following the authorization date. Under the Share Repurchase Program, shares of the Company’s common stock may be purchased from time to time through open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations under the Exchange Act. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

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

On May 10, 2024 and June 21, 2024, the Company made voluntary principal prepayments of $58.2 million and $27.2 million on the Term Loan Credit Agreement, respectively (see Note 8 - Shareholders’ Equity, Common Stock Issuance, for additional information). Together with the required quarterly payments, the Company has repaid $94.2 million in principal under the Term Loan Credit Agreement in Fiscal Year 2024. In connection with the voluntary principal prepayments, the Company paid a $2.6 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $1.6 million towards interest, in accordance with the provisions of the Term Loan Credit Agreement. The Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income.

As of May 3, 2025, the remaining Term Loan Facility principal balance was $74.3 million, which is to be repaid upon maturity on May 8, 2028. The remaining unamortized discount and fees of $4.6 million will continue to be amortized over the remaining term through maturity. See Note 5 - Debt to the condensed consolidated financial statements included in this Quarterly Report for additional information.

There were no short-term borrowings outstanding under the Company’s ABL Facility as of May 3, 2025 and February 1, 2025. At May 3, 2025 and February 1, 2025, the Company had outstanding letters of credit in the amount of $4.3 million and $4.3 million, respectively, and had a maximum additional borrowing capacity of $35.7 million.

As of May 3, 2025, the Company is in compliance with all covenants contained in its outstanding debt arrangements.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Net cash provided by operating activities	$5,336	$21,499
Net cash used in investing activities	(2,724)	(2,312)
Net cash used in financing activities	(6,794)	(4,242)

Net cash provided by operating activities

Net cash provided by operating activities decreased by $16.1 million during the thirteen weeks ended May 3, 2025 compared to the thirteen weeks ended May 4, 2024. The decrease during the thirteen weeks ended May 3, 2025 was driven by a decrease in net income of $5.0 million, adjustments to reconcile net income of $1.7 million and changes in operating assets and liabilities of $9.5 million. The change in operating assets and liabilities was driven primarily by decreases in accounts payable of $8.3 million primarily due to merchandise payables, accrued expenses and other current liabilities of $3.0 million, mainly consisting of shipping expenses of $1.0 million, professional fees of $0.9 million, and payments relating to other expense accruals of $1.0 million and prepaid expenses and other current assets of $0.8 million. The change in operating assets and liabilities was partially offset by increases in accounts receivable of $1.5 million, timing of payments relating to other noncurrent assets of $0.8 million and inventory of $0.6 million.

Net cash provided by operating activities during the thirteen weeks ended May 3, 2025 was $5.3 million. Key elements of cash provided by operating activities were (i) net income of $11.7 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $5.9 million, primarily driven by depreciation and amortization, and equity-based compensation, and (iii) uses of cash totaling $12.3 million for net operating assets and liabilities.

Net cash provided by operating activities during the thirteen weeks ended May 4, 2024 was $21.5 million. Key elements of cash provided by operating activities were (i) net income of $16.7 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $7.6 million, primarily driven by depreciation and amortization, and equity-based compensation, and (iii) uses of cash totaling $2.8 million for net operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities during the thirteen weeks ended May 3, 2025 and the thirteen weeks ended May 4, 2024 was $2.7 million and $2.3 million, respectively, representing purchases of property and equipment related investments in stores and software and technology related investments.

Net cash used in financing activities

Net cash used in financing activities was $6.8 million for the thirteen weeks ended May 3, 2025 compared to $4.2 million for the thirteen weeks ended May 4, 2024. Net cash used in financing activities for the thirteen weeks ended May 3, 2025 consisted primarily of share repurchase costs, net of commission and fees, surrender of shares to pay withholding taxes, and quarterly cash dividend paid to shareholders. Net cash used in financing activities for the thirteen weeks ended May 4, 2024 consisted of repayment of the previously existing Priming and Subordinated Credit Agreements and surrender of shares to pay withholding taxes.

Dividends

During the thirteen weeks ended May 3, 2025, the Board declared a quarterly cash dividend payment of $0.08 per share of common stock (the “Dividend”). The Dividend was payable on April 16, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of April 2, 2025. During the thirteen weeks ended May 3, 2025, the Company paid $1.2 million in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital.

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

Subsequent to May 3, 2025, on June 3, 2025, the Board declared a quarterly cash dividend of $0.08 per share, payable on July 9, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of June 25, 2025.

Self-Insured Group Health Insurance Reserves

In January 2025, the Company transitioned to a self-insured group health insurance program up to certain stop-loss limits. Such costs are accrued based on known claims and an estimation of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.

Contractual Obligations

The Company’s contractual obligations consist primarily of debt obligations, interest payments, operating leases, purchase orders for merchandise inventory, and cloud computing related agreements. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs.

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

Critical Accounting Policies and Significant Estimates

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, including accounting for outstanding gift cards that will ultimately not be redeemed (“gift card breakage”) and estimated merchandise returns; estimating the value of inventory; impairment assessments for goodwill and other indefinite-lived intangible assets, and long-lived assets; estimating of IBNR claims. Management evaluates its policies and assumptions on an ongoing basis.

Effective March 2025, the Company revised its methodology for estimating the direct returns reserve. See Note 2 - Summary of Significant Accounting Policies for additional information.

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “2024 Annual Report”). As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our 2024 Annual Report. See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report for additional information regarding changes in our estimates.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our 2024 Annual Report and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the first quarter of Fiscal Year 2025. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2024 Annual Report.

Subsequent to May 3, 2025, on June 3, 2025, the Board declared a quarterly cash dividend of $0.08 per share, payable on July 9, 2025 to all stockholders of record as of June 25, 2025. The Company intends to pay cash dividends quarterly in the future, subject to market conditions and the discretion and approval by the Board of any such dividends.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer concluded as of May 3, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting that occurred during the first quarter of Fiscal Year 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. Plaintiff’s counsel are Michael J. Barry, Christine M. Mackintosh, and Vivek Upadhya of Grant & Eisenhofer P.A., (302) 622-7000. Counsel to J.Jill and TowerBrook is Blake Rohrbacher of Richards, Layton & Finger, P.A., (302) 651-7700.

For information regarding other legal proceedings as of May 3, 2025, refer to Note 12 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2024 Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the thirteen weeks ended May 3, 2025 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
February 2, 2025 - March 1, 2025	—	$—	—	$24,477,079
March 2, 2025 - April 5, 2025	186,800	$18.84	186,800	$20,957,463
April 6, 2025 - May 3, 2025	—	$—	—	$20,957,463
	186,800		186,800
(a)
On December 6, 2024, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock. Under the authorization, shares of Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations of the Exchange Act and share repurchase parameters determined by the Board. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. Total number of shares purchased are determined based on the settlement date of such trades. As of May 3, 2025, the Company had $21.0 million of availability remaining under its stock repurchase authorization.
(b)
The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 24, 2025, J.Jill’s Chief Executive Officer, President and Director, Claire Spofford, entered into a Rule 10b5-1 trading plan (“Ms. Spofford’s Plan”) having conditions that, if satisfied, could lead to her sale of up to 67,500 shares of J.Jill common stock, subject to volume and pricing limits. Ms. Spofford’s Plan will commence on June 24, 2025 and will cease upon the earlier of July 31, 2025 or the date all 67,500 shares of common stock included in Ms. Spofford’s Plan have been sold. Ms. Spofford’s Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the thirteen weeks ended May 3, 2025 Claire Spofford retired from the Company with her last day being April 30, 2025.

On March 21, 2025, J.Jill’s Executive Vice President, Chief Financial and Operating Officer, Mark Webb, entered into a Rule 10b5-1 trading plan (“Mr. Webb’s Plan”) having conditions that, if satisfied, could lead to his sale of up to 30,000 shares of J.Jill common stock, subject to volume and pricing limits. Mr. Webb’s Plan will commence on June 23, 2025 and will cease upon the earlier of December 12, 2025 or the date all 30,000 shares of common stock included in Mr. Webb’s Plan have been sold. Mr. Webb’s Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) promulgated under the Exchange Act.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 0001-38026)).

3.2	Certificate of Amendment to the Certificate of Incorporation of J.Jill, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, filed on November 9, 2020 (File No. 001-38026)).

3.3	Bylaws of J.Jill, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.1*†	Employment Agreement, dated as of February 20, 2025, by and between Mary Ellen Coyne and J.Jill, Inc.

10.2*†	Offer Letter, dated as of July 23, 2018, by and between Shelley Liebsch and J.Jill, Inc.

10.3*†	Offer Letter, dated as of December 14, 2018, by and between Elliot Staples and J.Jill, Inc.

10.4*†	Retention Agreement, dated as of December 15, 2024 by and between Elliot Staples and J.Jill, Inc.

10.5*†	Retention Agreement, dated as of March 13, 2025, by and between Maria Martinez and J.Jill, Inc.

10.6†	J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on June 6, 2025 (File No. 001-38026)).

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

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page formatted as inline XBRL and contained in Exhibits 101.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.Jill, Inc.

Date: June 11, 2025	By:	/s/ Mary Ellen Coyne
Mary Ellen Coyne
Chief Executive Officer, President and Director

Date: June 11, 2025	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer