Form 10-Q
period 2025-08-02
J.Jill, Inc.
filed 2025-09-03
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 28, 2025 the registrant had 15,227,721 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	August 2, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$45,523	$35,427
Accounts receivable	6,478	5,017
Inventories, net	55,268	61,295
Prepaid expenses and other current assets	23,090	20,291
Total current assets	130,359	122,030
Property and equipment, net	52,485	55,325
Intangible assets, net	58,669	61,015
Goodwill	59,697	59,697
Operating lease assets, net	127,880	112,303
Other assets	7,418	7,329
Total assets	$436,508	$417,699
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,236	$51,980
Accrued expenses and other current liabilities	31,588	40,479
Current portion of operating lease liabilities	38,340	34,649
Total current liabilities	117,164	127,108
Long-term debt, net of discount and current portion	70,016	69,419
Deferred income taxes	12,657	9,389
Operating lease liabilities, net of current portion	114,129	104,751
Other liabilities	1,041	1,263
Total liabilities	315,007	311,930
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 15,502,455 and 15,344,053 shares issued at August 2, 2025 and February 1, 2025 respectively; and 15,227,384 and 15,324,222 shares outstanding at August 2, 2025 and February 1, 2025, respectively	157	153
Additional paid-in capital	240,830	242,781
Treasury stock, at cost, 275,071 and 19,831 shares at August 2, 2025 and February 1, 2025, respectively	(5,051)	(523)
Accumulated deficit	(114,435)	(136,642)
Total shareholders’ equity	121,501	105,769
Total liabilities and shareholders’ equity	$436,508	$417,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$153,987	$155,242	$307,611	$316,755
Costs of goods sold (exclusive of depreciation and amortization)	48,630	45,848	91,897	89,624
Gross profit	105,357	109,394	215,714	227,131
Selling, general and administrative expenses	88,569	86,314	179,657	175,426
Impairment of long-lived assets	5	58	212	311
Operating income	16,783	23,022	35,845	51,394
Loss on extinguishment of debt	—	8,570	—	8,570
Interest expense	2,733	3,724	5,522	10,160
Interest income	(498)	(538)	(886)	(1,526)
Income before provision for income taxes	14,548	11,266	31,209	34,190
Income tax provision	4,033	3,075	9,002	9,303
Net income and total comprehensive income	$10,515	$8,191	$22,207	$24,887
Per share data (Note 9):
Net income per common share:
Basic	$0.69	$0.55	$1.45	$1.71
Diluted	$0.69	$0.54	$1.45	$1.69
Weighted average common shares:
Basic	15,254,411	14,906,662	15,284,442	14,581,796
Diluted	15,297,083	15,098,301	15,344,019	14,746,749

Cash dividends declared per common share	$0.08	$0.07	$0.16	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid- in Capital	Treasury Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, February 1, 2025	15,344,053	$153	$242,781	(19,831)	$(523)	$(136,642)	$105,769
Vesting of equity awards	238,696	3	187	—	—	—	190
Surrender of shares to pay withholding taxes	(93,075)	—	(2,043)	—	—	—	(2,043)
Repurchase of treasury stock	—	—	—	(186,800)	(3,526)	—	(3,526)
Quarterly cash dividend and dividend equivalents declared ($0.08 per share)	—	—	(1,075)	—	—	—	(1,075)
Equity-based compensation	—	—	966	—	—	—	966
Net income	—	—	—	—	—	11,692	11,692
Balance, May 3, 2025	15,489,674	$156	$240,816	(206,631)	$(4,049)	$(124,950)	$111,973
Vesting of restricted stock units	20,559	1	(1)	—	—	—	—
Surrender of shares to pay withholding taxes	(7,778)	—	(110)	—	—	—	(110)
Repurchase of treasury stock	—	—	—	(68,440)	(1,002)	—	(1,002)
Quarterly cash dividend and dividend equivalents declared ($0.08 per share)	—	—	(1,381)	—	—	—	(1,381)
Equity-based compensation	—	—	1,506	—	—	—	1,506
Net income	—	—	—	—	—	10,515	10,515
Balance, August 2, 2025	15,502,455	$157	$240,830	(275,071)	(5,051)	$(114,435)	$121,501

	Common Stock		Additional Paid- in Capital	Treasury Stock		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance, February 3, 2024	10,614,454	$107	$213,236	—	$—	$(176,125)	$37,218
Vesting of restricted stock units	201,827	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(68,434)	(2)	(2,054)	—	—	—	(2,056)
Equity-based compensation	—	—	1,254	—	—	—	1,254
Net income	—	—	—	—	—	16,696	16,696
Balance, May 4, 2024	10,747,847	$107	$212,434	—	$—	$(159,429)	$53,112
Issuance of common stock, net of underwriting and issuance costs	1,000,000	10	28,539	—	—	—	28,549
Vesting of restricted stock units	31,875	—	—	—	—	—	—
Surrender of shares to pay withholding taxes	(12,854)	—	(432)	—	—	—	(432)
Quarterly cash dividend and dividend equivalents declared ($0.07 per share)	—	—	(752)	—	—	—	(752)
Equity-based compensation	—	—	1,696	—	—	—	1,696
Net income	—	—	—	—	—	8,191	8,191
Balance, August 3, 2024	11,766,868	$117	$241,485	—	$—	$(151,238)	$90,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Net income	$22,207	$24,887
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,650	10,829
Impairment of long-lived assets	212	311
Adjustment for exited retail stores	(232)	(615)
Loss on disposal of fixed assets	195	57
Loss on extinguishment of debt	—	8,570
Noncash interest expense	617	1,044
Equity-based compensation	2,472	2,950
Deferred rent incentives	(472)	(63)
Deferred income taxes	3,268	(1,428)
Changes in operating assets and liabilities:
Accounts receivable	(1,461)	(26)
Inventories, net	6,026	550
Prepaid expenses and other current assets	(2,799)	(1,791)
Accounts payable	(5,123)	2,946
Accrued expenses and other current liabilities	(8,684)	(5,800)
Operating lease assets and liabilities	(2,312)	(3,029)
Other noncurrent assets and liabilities	134	(1,512)
Net cash provided by operating activities	24,698	37,880
Investing activities:
Purchases of property and equipment	(4,492)	(3,139)
Capitalized software	(984)	(1,421)
Net cash used in investing activities	(5,476)	(4,560)
Financing activities:
Principal repayments on Term Loan	—	(89,775)
Prepayment premium on Term Loan	—	(2,562)
Proceeds from issuance of common stock, net of underwriting costs	—	29,450
Third-party common stock issuance costs	—	(901)
Share repurchase costs, net of commission and fees	(4,528)	—
Surrender of shares to pay withholding taxes	(2,153)	(2,486)
Quarterly cash dividend paid to shareholders	(2,445)	(752)
Net cash used in financing activities	(9,126)	(67,026)
Net change in cash and cash equivalents and restricted cash	10,096	(33,706)
Cash and cash equivalents and restricted cash:
Beginning of Period	35,790	62,540
End of Period (a)	$45,886	$28,834
(a)
Includes $0.4 million of restricted cash for the thirteen weeks ended August 2, 2025 and August 3, 2024. The Company recorded restricted cash in Prepaid expenses and other current assets as presented in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., “J.Jill” or the “Company”, is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 247 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 1, 2025 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended August 2, 2025 are not necessarily indicative of future results or results to be expected for Fiscal Year 2025. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2024 Annual Report.

Segment Reporting

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” The Company adopted the ASU during the fourth quarter of Fiscal Year 2024 and updated its disclosures accordingly. Refer to Note 13 - Segment Reporting for additional details.

Restricted Cash

The Company's restricted cash balance represents an imprest cash account used to fund employee healthcare costs. The balance of restricted cash as of August 2, 2025 and August 3, 2024 was $0.4 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	For the Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Cash and cash equivalents	$45,523	$28,466
Restricted cash reported in Prepaid expenses and other current assets	363	368
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$45,886	$28,834

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

Cloud-Based Software Arrangements

The costs incurred to implement cloud computing arrangements hosted by third party vendors are capitalized when incurred during the application development phase, and recognized as Prepaid expenses and other current assets for the current portion or Other assets for the long-term portion in the condensed consolidated balance sheets. Implementation costs are subsequently amortized on a straight-line basis over the expected term of the related cloud service, beginning on the date the related software or module is ready for its intended use. The amortization of cloud-based software implementation costs is recorded as a component of Selling, general, and administrative expenses, in the condensed consolidated statement of operations and comprehensive income, the same line item as the expense for the associated hosting arrangement. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Cloud computing arrangement implementation costs are classified within operating activities in the condensed consolidated statements of cash flows.

For the thirteen and twenty-six weeks ended August 2, 2025, the Company amortized $0.7 million and $1.1 million, respectively, of cloud-based software implementation costs. For the thirteen and twenty-six weeks ended August 3, 2024, the Company amortized $0.3 million and $0.5 million, respectively, of cloud-based software implementation costs.

As of August 2, 2025, the Company had $10.3 million of gross capitalized cloud-based software implementation costs and $1.1 million of related accumulated amortization, for a net balance of $9.2 million, made up of $2.5 million recorded within Prepaid expenses and other current assets and $6.7 million recorded within Other assets in the Company’s condensed consolidated balance sheets.

As of February 1, 2025, the Company had $9.5 million of gross capitalized cloud-based software implementation costs and $0.9 million of related accumulated amortization, for a net balance of $8.6 million, made up of $1.9 million recorded within Prepaid expenses and other current assets and $6.7 million recorded within Other assets in the Company’s condensed consolidated balance sheets.

Change in Accounting Estimate

Effective March 2025, the Company revised its methodology for estimating the Direct sales returns reserve. Previously, the reserve was calculated based on catalog offer code tracking data. After upgrading its Order Management System (“OMS”) in March 2025, the Company transitioned to a curve-based model that aligns with the methodology used to estimate returns for its Retail channel. The new model is expected to provide a more accurate reflection of customer return behavior. Additionally, the Company reduced the allowable return window for Direct and Retail sales from 90 to 60 days, which also impacted the estimate of expected returns. These changes were accounted for as a change in accounting estimate and applied prospectively in accordance with applicable accounting guidance. The impact of the change is not material to the consolidated financial statements.

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

3. Revenues

Disaggregation of Revenue

Net sales consist primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through our retail stores (“Retail”) and through our website and catalog orders (“Direct”). Net sales also include shipping and handling fees collected from customers, royalty revenues and marketing reimbursements related to our private label credit card agreement. Retail revenue is recognized at the time of sale or upon shipment if the sale is not immediately fulfilled, and Direct revenue is recognized upon shipment of merchandise to the customer. The following table presents disaggregated revenues by source (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Retail	$82,492	$82,148	$164,305	$167,755
Direct	71,495	73,094	143,306	149,000
Net sales	$153,987	$155,242	$307,611	$316,755

Remaining Performance Obligations

As of August 2, 2025, the transaction price allocated to remaining performance obligations amounts to $0.4 million, which relates to the marketing and promotion of the Company’s private label credit card program. This amount will be recognized as revenue evenly through January 2031.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	August 2, 2025	February 1, 2025
Upfront payment (1)	446	$486
Unredeemed gift cards (2)	5,778	7,003
Total contract liabilities	$6,224	$7,489
(1)
The current and noncurrent portions of the upfront payment received in connection with the private label credit card agreement are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the Company’s condensed consolidated balance sheets.
(2)
Revenue recognized for the twenty-six weeks ended August 2, 2025 related to the contract liability balance as of February 1, 2025 was $3,026.

The Company recognized revenue related to gift card redemptions and breakage for the thirteen and twenty-six weeks ended August 2, 2025 of approximately $3.0 million and $6.2 million, respectively, and for the thirteen and twenty-six weeks ended August 3, 2024 of approximately $2.5 million and $5.4 million, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

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

4. Asset Impairments

Long-lived Asset Impairments

For the thirteen weeks ended August 2, 2025, the Company recorded an immaterial amount of noncash impairment charges related to leasehold improvements at certain store locations. For the twenty-six weeks ended August 2, 2025, the Company recorded $0.2 million of noncash impairment charges related to leasehold improvements at certain store locations driven by the actual performance at these locations. The Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flow method.

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

Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at August 2, 2025 and February 1, 2025. The accumulated goodwill impairment losses as of August 2, 2025 and February 1, 2025 were $137.3 million.

A summary of other intangible assets as of August 2, 2025 and February 1, 2025 is as follows (in thousands):

		August 2, 2025
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	106,911	2,620	24,669
Total intangible assets		$192,300	$106,911	$26,720	$58,669

		February 1, 2025
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	104,565	2,620	27,015
Total intangible assets		$192,300	$104,565	$26,720	$61,015

Total amortization expense for these amortizable intangible assets was $1.2 million for the thirteen weeks ended August 2, 2025 and August 3, 2024, and $2.3 million and $2.8 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2025 (1)	$2,346
2026	4,556
2027	4,418
2028	4,246
2029	4,109
Thereafter	4,994
Total	$24,669
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

During the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt as of August 2, 2025 and February 1, 2025 were as follows (in thousands):

	August 2, 2025
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Net long-term debt (Term Loan due 2028)	$74,288	$(3,204)	$(1,068)	$70,016

	February 1, 2025
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Net long-term debt (Term Loan due 2028)	$74,288	$(3,652)	$(1,217)	$69,419

Term Loan Credit Agreement

The Company is party to a secured $175.0 million term loan credit agreement (the “Term Loan Credit Agreement” and, such facility, the “Term Loan Facility”), dated April 5, 2023, by and among the lenders party thereto and Jefferies Finance LLC (“Jefferies”), as administrative and collateral agent, with a maturity date of May 8, 2028.

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

In connection with the voluntary principal prepayments discussed above, for the thirteen and twenty-six weeks ended August 3, 2024, the Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income. As of August 2, 2025, the remaining Term Loan Facility principal balance of $74.3 million is to be paid upon maturity on May 8, 2028. As a result of the voluntary principal prepayments described above, there will be no quarterly payments required until the remaining balance is paid in full on the maturity date. The remaining unamortized discount and fees of $4.3 million will continue to be amortized over the remaining term through maturity.

As of August 2, 2025, the Company was in compliance with all covenants contained in its outstanding debt arrangements.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of August 2, 2025 and February 1, 2025. The Company’s available borrowing capacity under the ABL Facility as of August 2, 2025 and February 1, 2025 was $35.7 million.

As of August 2, 2025 and February 1, 2025, there were outstanding letters of credit of $4.3 million, which reduced the availability under the ABL Facility. As of August 2, 2025, the maximum commitment for letters of credit was $15.0 million.

As of August 2, 2025, the Company was in compliance with all covenants.

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

The following table presents the carrying value and fair value hierarchy for debt as of August 2, 2025 and February 1, 2025, respectively (in thousands):

		Fair Value as of August 2, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$70,016	$—	$73,194	$—
Total financial instruments not carried at fair value	$70,016	$—	$73,194	$—

		Fair Value as of February 1, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$69,419	$—	$73,968	$—
Total financial instruments not carried at fair value	$69,419	$—	$73,968	$—

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

7. Income Taxes

The Company recorded an income tax provision of $4.0 million and $3.1 million during the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. The Company recorded an income tax provision of $9.0 million and $9.3 million during the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.

The effective tax rates were 27.7% and 27.3% for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, and 28.8% and 27.2% for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.

The effective tax rates for the thirteen and twenty-six weeks ended August 2, 2025 differ from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and executive compensation limitations. The effective tax rates for the thirteen and twenty-six weeks ended August 3, 2024 differ from the federal statutory rate of 21% primarily due to the impact of state and executive compensation limitations.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as accelerated cost recovery of qualified property and the immediate expensing of U.S.-based research and development costs. The OBBBA has multiple effective dates, with most business provisions effective in tax years beginning after either December 31, 2024 or December 31, 2025. The estimated impact of these immaterial changes have been recognized during the current period ended August 2, 2025.

8. Shareholders’ Equity

Common Stock Issuance

On June 12, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies, William Blair & Company, L.L.C., and TD Securities (USA) LLC (collectively, the “Underwriters”), as well as TowerBrook Capital Partners, LP (“TowerBrook”), an affiliate and the Company’s largest stockholder (the “Selling Stockholder”). Pursuant to the Underwriting Agreement, (i) the Company offered, issued, and sold 1,000,000 shares of its common stock and, (ii) the Selling Stockholder offered and sold 1,300,000 shares of the Company’s common stock, which included 300,000 shares sold as a result of the Underwriters’ full exercise of their option to purchase additional shares (collectively, the “Equity Offering”). The shares were offered at an offering price of $31.00 per share, less underwriting discounts and commissions. The Equity Offering was completed on June 14, 2024.

The gross proceeds to the Company from the issuance of the Company’s 1,000,000 shares amounted to $31.0 million and the Company did not receive any proceeds from the shares sold by the Selling Stockholder. After deducting underwriting discounts and commissions of approximately $1.5 million, the net proceeds to the Company from the Equity Offering were $29.5 million. The issuance of the 1,000,000 new shares sold by the Company increased the total number of outstanding shares and are reflected in the stockholders’ equity section of the Company’s condensed consolidated balance sheet as of August 3, 2024. In connection with the Equity Offering, the Company incurred $0.9 million of third-party expenses. The net proceeds, after deducting both underwriting discounts and commissions and third-party expenses have been recorded in Additional paid-in capital and are detailed in the condensed consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended August 3, 2024.

The Company utilized the net proceeds from its sale of shares in the Equity Offering for repayment of its debt and general corporate purposes.

Share Repurchase Program

On December 6, 2024, the Board of Directors (the “Board”) approved a share repurchase program (the “Share Repurchase Program”), under which the Company is authorized to repurchase up to $25.0 million of the Company’s common stock for two years following the authorization date. Under the Share Repurchase Program, shares of the Company’s common stock may be purchased from time to time through open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations under the Exchange Act and share repurchase parameters determined by the Board.

During the thirteen and twenty-six weeks ended August 2, 2025, the Company repurchased 68,440 and 255,240 shares of its common stock for an aggregate purchase price of $1.0 million and $4.5 million, respectively. As of August 2, 2025, the Company had $20.0 million of availability remaining under its stock repurchase authorization. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the condensed consolidated balance sheets as of August 2, 2025.

The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

Dividends

During the thirteen weeks ended August 2, 2025, the Board declared a quarterly cash dividend payment of $0.08 per share of common stock (the “Dividend”). The Dividend was payable on July 9, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of June 25, 2025. During the thirteen and twenty-six weeks ended August 2, 2025, the Company paid $1.2 million and $2.4 million, respectively, in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets.

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

Subsequent Events

On August 27, 2025, the Board declared a quarterly cash dividend of $0.08 per share, payable on October 1, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of September 17, 2025.

9. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator
Net income	$10,515	$8,191	$22,207	$24,887
Denominator
Weighted average number of common shares outstanding	15,254,411	11,336,014	15,284,442	11,014,128
Assumed exercise of warrants	—	3,570,648	—	3,567,668
Weighted average common shares, basic	15,254,411	14,906,662	15,284,442	14,581,796
Dilutive effect of share-based awards	42,672	191,639	59,577	164,953
Weighted average common shares, diluted	15,297,083	15,098,301	15,344,019	14,746,749
Net income per common share, basic	$0.69	$0.55	$1.45	$1.71
Net income per common share, diluted	$0.69	$0.54	$1.45	$1.69

Share-based awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 279,851 and 278,166 shares for the thirteen and twenty-six weeks ended August 2, 2025, respectively, and 62,288 and 171,037 shares for the thirteen and twenty-six weeks ended August 3, 2024, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

For the thirteen weeks ended August 3, 2024, warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non-substantive in relation to the fair value of the common shares to be issued upon exercise. During the thirteen weeks ended November 2, 2024, all warrants were exercised. In accordance with the terms of the warrant agreement, dated as of October 2, 2020, as amended on December 4, 2020, in the event of a dividend payment on the shares of common stock, the exercise ratio in effect immediately following the record date of such dividend distribution date shall be proportionately adjusted to give effect to the total number of shares of common stock constituting such dividend.

10. Share-Based Payment

On April 11, 2025, the Board approved and authorized an amendment and restatement (the “Amendment”) to the Company’s Amended and Restated 2027 Omnibus Incentive Plan (the “A&R Plan”). The A&R Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the authority to determine the type, size and terms and conditions of awards granted under the A&R Plan.

On June 27, 2025, the Company registered an additional 750,000 shares of its common stock at par value of $0.01 per share. As of August 2, 2025, the A&R Plan has 2,793,453 shares of common stock reserved for issuance to awards granted by the Committee with an aggregate of 1,187,158 shares remaining for future issuance.

During the twenty-six weeks ended August 2, 2025 and August 3, 2024, the Board approved and granted Restricted Stock Units (“RSUs”), dividend equivalent RSUs, Performance Stock Units (“PSUs”) and dividend equivalent PSUs under the A&R Plan.

Restricted Stock Units

For the twenty-six weeks ended August 2, 2025 and August 3, 2024, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding RSUs were credited with dividend equivalent RSUs, which are subject to the same vesting terms as the RSUs. For the twenty-six weeks ended August 2, 2025 and August 3, 2024, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the twenty-six weeks ended August 2, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 1, 2025	479,888	$23.66
Granted	427,832	$15.84
Vested	(259,588)	$18.80
Forfeited	(60,590)	$26.46
Unvested units outstanding at August 2, 2025	587,542	$19.89

As of August 2, 2025, there was $9.6 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 1.9 years. The total fair value of RSUs vested during the twenty-six weeks ended August 2, 2025 and August 3, 2024 was $4.9 million and $3.2 million, respectively.

Performance Stock Units

For the twenty-six weeks ended August 2, 2025 and August 3, 2024, the Board granted PSUs, a portion of which are based on achieving an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

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

The fair value of the PSUs granted during the twenty-six weeks ended August 2, 2025 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated using a Monte Carlo simulation as of the grant date. These valuations were based on the assumptions noted below:

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

The following table summarizes the PSU awards activity for the twenty-six weeks ended August 2, 2025:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 1, 2025	167,743	$36.56
Granted	104,786	$12.02
Forfeited	(69,564)	$33.59
Unvested units outstanding at August 2, 2025	202,965	$23.05

As of August 2, 2025, there was $1.6 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 1.8 years.

Share-based compensation expense for RSUs and PSUs was recorded in the Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. The Company recorded $1.4 million and $2.4 million for the thirteen and twenty-six weeks ended August 2, 2025, respectively, and $1.7 million and $3.0 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively. As per the terms of the A&R Plan, as the dividend equivalent awards are subject to the same vesting conditions as their underlying awards, the Company did not record any additional share-based compensation expense associated with these awards.

Stock Options

On December 9, 2024, the Company entered into a consulting agreement with Elm St Advisors, LLC (“Elm Street”), which was subsequently amended on March 11, 2025 (as amended, the “Consulting Agreement”). The Consulting Agreement resulted in a net award of 33,334 stock options to Elm Street, which vested on February 7, 2025. The amendment resulted in the cancellation of 66,666 of the original 100,000 stock option initially awarded under the Consulting Agreement, and accordingly, $0.3 million of compensation expense was reversed in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income during the twenty-six weeks ended August 2, 2025. The stock options expire three years from the December 9, 2024 grant date. As of August 2, 2025, there was no unrecognized compensation cost as the stock options were fully vested.

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

During the thirteen weeks ended August 2, 2025, the outstanding stock options, including previously issued stock options have a weighted average fair value of $30.17, weighted average exercise price of $59.85 and a weighted average remaining contractual term of 1.7 years.

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

For the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024, the Company incurred an immaterial amount of other expenses in connection with related party transactions. As of August 2, 2025 and February 1, 2025, the Company owed its other related parties immaterial amounts.

As discussed in Note 10 - Share-Based Payment, the Company and Elm Street entered into the Consulting Agreement to assist the Company in developing enhanced operational strategies with a focus on growth opportunities. Elm Street is owned by Jim Scully, who served as a director on the Company’s Board until June 2024. During the twenty-six weeks ended August 2, 2025 the Company incurred costs of $0.4 million under the Consulting Agreement. As of August 2, 2025 and February 1, 2025, the Company owed an immaterial amount and $0.7 million, respectively. Effective May 20, 2025, the Company and Elm Street agreed to end the engagement.

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

An extract of the financial information that is regularly provided to the CODM for the Company’s single reportable segment is listed below:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$153,987	$155,242	$307,611	$316,755
Costs of goods sold (exclusive of depreciation and amortization)	48,630	$45,848	91,897	$89,624
Selling expenses	48,794	46,694	96,568	91,804
Marketing expenses	12,097	11,794	26,336	26,141
General and administrative expenses	18,877	20,719	39,886	41,836
Other segment items (a)	15,074	21,996	30,717	42,463
Net income and total comprehensive income	$10,515	$8,191	$22,207	$24,887
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

Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 247 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

Tariffs. The United States has recently enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from a number of countries. Changes in U.S. trade policy and uncertainty surrounding tariff rates have contributed to overall macroeconomic volatility, and the eventual outcome of the trade policy may increase the cost of our merchandise and therefore negatively impact our gross margins in future quarters. If elevated tariff levels persist, we may see pressure on our level of profitability.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating metrics, including financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and non-GAAP measures, such as:

Net sales consist primarily of revenues, net of merchandise returns and discounts, generated from the sale of apparel and accessory merchandise through our retail stores (“Retail”) and through our website and catalog orders (“Direct”). Net sales also include shipping and handling fees collected from customers, royalty revenues and marketing reimbursements related to our private label credit card agreement. Retail revenue is recognized at the time of sale or upon shipment if the sale is not immediately fulfilled, and Direct revenue is recognized upon shipment of merchandise to the customer.

Net sales are impacted by the size of our active customer base, product assortment and availability, marketing and promotional activities and the spending habits of our customers. Net sales are also impacted by the migration of single-channel customers to omnichannel customers who, on average, spend three times more than single-channel customers.

Total company comparable sales include sales net of returns from our retail stores that have been open for more than 52 weeks and from our Direct channel. This measure highlights the performance of existing stores open during the period, while excluding the impact of new store openings and closures. When a store in the total company comparable store base is temporarily closed for four or more days within a fiscal week, the store is excluded from the comparable store base; if it is temporarily closed for three or fewer days within a fiscal week, the store is included within the comparable store base. Certain of our competitors and other retailers may calculate total company comparable sales differently than we do. Our comparable sales are based on a 52-week period. The total company comparable sales calculation shifts the weeks in the fiscal year containing the fifty-third week to align like-for-like. As a result, the reporting of our total company comparable sales may not be comparable to sales data made available by other companies.

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

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus (less) depreciation and amortization, income tax provision, interest expense, interest income, equity-based compensation expense, write-off of property and equipment, amortization of cloud-based software implementation costs, adjustment for exited retail stores, impairment of long-lived assets, loss on extinguishment of debt, and other non-recurring items, primarily consisting of non-ordinary course professional fees, non-employee share-based payments, CEO transition costs, and legal settlements and fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Statements of Operations Data:
Net income	$10,515	$8,191	$22,207	$24,887
Add (Less):
Depreciation and amortization	5,305	5,007	10,654	10,834
Income tax provision	4,033	3,075	9,002	9,303
Interest expense	2,733	3,724	5,522	10,160
Interest income	(498)	(538)	(886)	(1,526)
Adjustments:
Equity-based compensation expense (a)	1,506	1,696	2,472	2,950
Write-off of property and equipment (b)	44	51	195	57
Amortization of cloud-based software implementation costs (c)	661	244	1,118	465
Loss on extinguishment of debt (d)	—	8,570	—	8,570
Adjustment for exited retail stores (e)	—	(106)	(232)	(615)
Impairment of long-lived assets (f)	5	58	212	311
Other non-recurring items (g)	1,285	215	2,660	438
Adjusted EBITDA	$25,589	$30,187	$52,924	$65,834
Net sales	$153,987	$155,242	$307,611	$316,755
Adjusted EBITDA margin	16.6%	19.4%	17.2%	20.8%
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
(e)
Represents noncash gains associated with exiting store leases earlier than anticipated.

(f)
Represents impairment of long-lived assets related to right of use assets and leasehold improvements.
(g)
Represents items management believes are not indicative of ongoing operating performance, including CEO transition costs, non-ordinary course legal and professional fees, non-employee share-based payments, and legal settlements and fees.

Results of Operations

Thirteen weeks ended August 2, 2025 Compared to Thirteen weeks ended August 3, 2024

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended August 3, 2024 to the Thirteen Weeks
	August 2, 2025		August 3, 2024		Ended August 2, 2025
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$153,987	100.0%	$155,242	100.0%	$(1,255)	(0.8)%
Costs of goods sold	48,630	31.6%	45,848	29.5%	2,782	6.1%
Gross profit	105,357	68.4%	109,394	70.5%	(4,037)	(3.7)%
Selling, general and administrative expenses	88,569	57.5%	86,314	55.6%	2,255	2.6%
Impairment of long-lived assets	5	0.0%	58	0.0%	(53)	(91.4)%
Operating income	16,783	10.9%	23,022	14.8%	(6,239)	(27.1)%
Loss on extinguishment of debt	—	0.0%	8,570	5.5%	(8,570)	100.0%
Interest expense	2,733	1.8%	3,724	2.4%	(991)	(26.6)%
Interest income	(498)	(0.3)%	(538)	(0.3)%	40	7.4%
Income before provision for income taxes	14,548	9.4%	11,266	7.3%	3,282	29.1%
Income tax provision	4,033	2.6%	3,075	2.0%	958	31.2%
Net income	$10,515	6.8%	$8,191	5.3%	$2,324	28.4%

Net Sales

Net sales for the thirteen weeks ended August 2, 2025 decreased $1.3 million, or 0.8%, to $154.0 million from $155.2 million for the thirteen weeks ended August 3, 2024. At the end of those same periods, we operated 247 and 244 retail stores, respectively. The decrease in net sales was primarily due to a decrease in total company comparable sales of 1.0% compared to the thirteen weeks ended August 3, 2024. The decrease was primarily driven by a decline in full price mix and an increase in promotional activities compared to the thirteen weeks ended August 3, 2024.

Retail contributed 53.6% of our net sales in the thirteen weeks ended August 2, 2025 and 52.9% in the thirteen weeks ended August 3, 2024. Our Direct channel contributed 46.4% of our net sales in the thirteen weeks ended August 2, 2025 and 47.1% in the thirteen weeks ended August 3, 2024.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended August 2, 2025 decreased $4.0 million, or 3.7%, to $105.4 million from $109.4 million for the thirteen weeks ended August 3, 2024. The gross margin for the thirteen weeks ended August 2, 2025 was 68.4% compared to 70.5% for the thirteen weeks ended August 3, 2024. The decrease in gross profit and gross margin for the thirteen weeks ended August 2, 2025 was primarily driven by a higher mix of markdown sales, higher full-price promotional rates, and increased tariffs compared to the thirteen weeks ended August 3, 2024.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended August 2, 2025 increased $2.3 million, or 2.6%, to $88.6 million from $86.3 million for the thirteen weeks ended August 3, 2024. The increase was primarily driven by a $1.1 million increase in outbound shipping costs, $1.0 million related to the CEO transition, $0.9 million in increased occupancy costs, $0.5 million increase in information systems costs, primarily related to amortization of cloud-based software implementation costs, $0.4 million increase in marketing expense, and an increase of $0.3 million in depreciation and amortization expense, partially offset by a decrease of $1.9 million in compensation, benefits and management incentive expense.

As a percentage of net sales, SG&A expenses were 57.5% for the thirteen weeks ended August 2, 2025 and 55.6% for the thirteen weeks ended August 3, 2024.

Impairment of long-lived assets

For the thirteen weeks ended August 2, 2025 and August 3, 2025 the Company recorded an immaterial amount of impairment charges.

Loss on Extinguishment of Debt

For the thirteen weeks ended August 3, 2024, the Company recognized a loss on debt extinguishment of $8.6 million related to the voluntary prepayment of a portion of the Term Loan Credit Agreement. No such loss was incurred by the Company during the thirteen weeks ended August 2, 2025.

Interest Expense

Interest expense was $2.7 million and $3.7 million for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. The decrease was due to a lower debt balance for the thirteen weeks ended August 2, 2025.

Interest Income

For the thirteen weeks ended August 2, 2025 and August 3, 2024, the Company earned interest on cash of $0.5 million.

Income Tax Provision

The Company’s income tax provision was $4.0 million for the thirteen weeks ended August 2, 2025 compared to $3.1 million for the thirteen weeks ended August 3, 2024, while our effective tax rates for the same periods were 27.7% and 27.3%, respectively. The effective tax rate during the thirteen weeks ended August 2, 2025 is higher primarily due to the impact of state and local income taxes and executive compensation limitations.

Twenty-Six weeks ended August 2, 2025 Compared to Twenty-Six weeks ended August 3, 2024

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended August 3, 2024 to the Twenty-Six Weeks Ended August 2, 2025
(in thousands)	August 2, 2025		August 3, 2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$307,611	100.0%	$316,755	100.0%	$(9,144)	(2.9)%
Costs of goods sold	91,897	29.9%	89,624	28.3%	2,273	2.5%
Gross profit	215,714	70.1%	227,131	71.7%	(11,417)	(5.0)%
Selling, general and administrative expenses	179,657	58.4%	175,426	55.4%	4,231	2.4%
Impairment of long-lived assets	212	0.1%	311	0.1%	(99)	(31.8)%
Operating income	35,845	11.7%	51,394	16.2%	(15,549)	(30.3)%
Loss on extinguishment of debt	—	0.0%	8,570	2.7%	(8,570)	(100.0)%
Interest expense	5,522	1.8%	10,160	3.2%	(4,638)	(45.6)%
Interest income	(886)	(0.3)%	(1,526)	(0.5)%	640	41.9%
Income before provision for income taxes	31,209	10.1%	34,190	10.8%	(2,981)	(8.7)%
Income tax provision	9,002	2.9%	9,303	2.9%	(301)	(3.2)%
Net income	$22,207	7.2%	$24,887	7.9%	$(2,680)	(10.8)%

Net Sales

Net sales for the twenty-six weeks ended August 2, 2025 decreased $9.1 million, or 2.9%, to $307.6 million from $316.8 million for the twenty-six weeks ended August 3, 2024. At the end of those same periods, we operated 247 and 244 retail stores, respectively. The decrease in net sales was primarily due to total company comparable sales decrease of 3.5%. The decrease was primarily driven by a decline in full price mix and an increase in promotional activities compared to the thirteen weeks ended August 3, 2024.

Retail contributed 53.4% of our net sales in the twenty-six weeks ended August 2, 2025 and 53.0% in the twenty-six weeks ended August 3, 2024. Our Direct channel contributed 46.6% of our net sales in the twenty-six weeks ended August 2, 2025 and 47.0% in the twenty-six weeks ended August 3, 2024.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended August 2, 2025 decreased $11.4 million, or 5.0%, to $215.7 million from $227.1 million for the twenty-six weeks ended August 3, 2024. The gross margin for the twenty-six weeks ended August 2, 2025 was 70.1% compared to 71.7% for the twenty-six weeks ended August 3, 2024. The decrease in gross profit and gross margin for the twenty-six weeks ended August 2, 2025 was primarily driven by a higher mix of markdown sales, higher full-price promotional rates, and increased tariffs compared to the twenty-six weeks ended August 3, 2024.

Selling, General and Administrative Expenses

SG&A expenses for the twenty-six weeks ended August 2, 2025 increased $4.2 million, or 2.4%, to $179.7 million from $175.4 million for the twenty-six weeks ended August 3, 2024. The increase was primarily driven by a $3.3 million increase in consulting and CEO transition costs, $1.8 million increase in occupancy costs, $1.6 million increase in information systems costs, primarily related to amortization of cloud-based software implementation costs, $0.7 million increase in outbound shipping costs, and $0.3 million increase in marketing expense, partially offset by $3.5 million decrease in compensation, benefits and management incentive expense, compared to the twenty-six weeks ended August 3, 2024.

As a percentage of net sales, SG&A expenses were 58.4% for the twenty-six weeks ended August 2, 2025 compared to 55.4% for the twenty-six weeks ended August 3, 2024.

Impairment of long-lived assets

For the twenty-six weeks ended August 2, 2025 and August 3, 2024, the Company recorded noncash impairment charges of $0.2 million and 0.3 million primarily related to leasehold improvements at certain store locations.

Loss on Extinguishment of Debt

For the twenty-six weeks ended August 3, 2024, the Company recognized a loss on extinguishment of debt of $8.6 million related to the voluntary prepayment of a portion of the Term Loan Credit Agreement. No such loss was incurred by the Company during the twenty-six weeks ended August 2, 2025.

Interest Expense

Interest expense was $5.5 million and $10.2 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. The decrease was primarily due to a lower debt balance for the twenty-six weeks ended August 2, 2025.

Interest Income

For the twenty-six weeks ended August 2, 2025, the Company earned interest on cash of $0.9 million, compared to $1.5 million for the twenty-six weeks ended August 3, 2024. The decrease in earned interest is primarily due to lower cash balances and a change in interest rates in the comparable period.

Income Tax Provision

The Company’s income tax provision was $9.0 million for the twenty-six weeks ended August 2, 2025 compared to $9.3 million for the twenty-six weeks ended August 3, 2024, while our effective tax rates for the same periods were 28.8% and 27.2%, respectively. The effective tax rate during the twenty-six weeks ended August 2, 2025 is higher primarily due to the impact of state and local income taxes and executive compensation limitations.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of August 2, 2025, we had $45.5 million in cash and $35.7 million of total availability under our ABL Facility. In addition, through our shelf registration statement on file with the SEC or through private transactions, and depending on conditions prevailing in the public and private capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

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

On May 10, 2024 and June 21, 2024, the Company made voluntary prepayments of $58.2 million and $27.2 million on the Term Loan Credit Agreement, respectively (see Note 8 - Shareholders’ Equity, Common Stock Issuance, for additional information). Together with the required quarterly payments, the Company has repaid $94.2 million in principal under the Term Loan Credit Agreement in Fiscal Year 2024. In connection with the voluntary principal prepayments, the Company paid a $2.6 million premium, amounting to 3% on the aggregate principal amount being prepaid, and $1.6 million towards interest, in accordance with the provisions of the Term Loan Credit Agreement. The Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income.

As of August 2, 2025, the remaining Term Loan Facility principal balance was $74.3 million, which is to be repaid upon maturity on May 8, 2028. As a result of the voluntary principal prepayments described above, there will be no quarterly payments required until the remaining balance is paid in full on the maturity date. The remaining unamortized discount and fees of $4.3 million will continue to be amortized over the remaining term through maturity. See Note 5 - Debt to the condensed consolidated financial statements included in this Quarterly Report for additional information.

There were no short-term borrowings outstanding under the Company’s ABL Facility as of August 2, 2025 and February 1, 2025. At August 2, 2025 and February 1, 2025, the Company had outstanding letters of credit in the amount of $4.3 million and had a maximum additional borrowing capacity of $35.7 million.

As of August 2, 2025, the Company is in compliance with all covenants contained in its outstanding debt arrangements.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$24,698	$37,880
Net cash used in investing activities	(5,476)	(4,560)
Net cash used in financing activities	(9,126)	(67,026)

Net cash provided by operating activities

Net cash provided by operating activities decreased by $13.2 million during the twenty-six weeks ended August 2, 2025 compared to the twenty-six weeks ended August 3, 2024. The decrease during the twenty-six weeks ended August 2, 2025 was driven by decrease in net income of $2.7 million, adjustments to reconcile net income of $4.9 million and a change in operating assets and liabilities of $5.6 million. The change in operating assets and liabilities was driven primarily by a decrease in accounts payable of $8.1 million, due mainly to merchandise payables, decrease in accrued expenses and other current liabilities of $2.9 million, a decrease in accounts receivable of $1.4 million due to timing of collection of credit card receivables, and a decrease in prepaid expenses and other current assets of $1.0 million. These decreases were partially offset by an increase in inventory of $5.5 million, relating to the purchase of product, timing of payments relating to other noncurrent assets of $1.7 million, and increases in operating leases assets and liabilities of $0.7 million.

Net cash provided by operating activities during the twenty-six weeks ended August 2, 2025 was $24.7 million. Key elements of cash provided by operating activities were (i) net income of $22.2 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $16.7 million, primarily driven by depreciation and amortization, changes in deferred taxes, and equity-based compensation, and (iii) uses of cash totaling $14.2 million for net operating assets and liabilities.

Net cash provided by operating activities during the twenty-six weeks ended August 3, 2024 was $37.9 million. Key elements of cash provided by operating activities were (i) net income of $24.9 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $21.7 million, primarily driven by depreciation and amortization, loss on extinguishment of debt, equity-based compensation, and (iii) uses of cash totaling $8.7 million for net operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities during the twenty-six weeks ended August 2, 2025 and August 3, 2024 was $5.5 million and $4.6 million, respectively, representing purchases of property and equipment related investments in stores and software and technology related investments.

Net cash used in financing activities

Net cash used in financing activities was $9.1 million for the twenty-six weeks ended August 2, 2025 compared to $67.0 million for the twenty-six weeks ended August 3, 2024. Net cash used in financing activities for the twenty-six weeks ended August 2, 2025 primarily consisted of share repurchase costs, net of commission and fees, surrender of shares to pay withholding taxes, and quarterly cash dividend paid to shareholders. Net cash used in financing activities for the twenty-six weeks ended August 3, 2024 primarily consisted of voluntary prepayments under the Term Loan Credit Agreement partially offset by the proceeds from the issuance of common stock.

Dividends

During the thirteen weeks ended August 2, 2025, the Board declared a quarterly cash dividend payment of $0.08 per share of common stock (the “Dividend”). The Dividend was payable on July 9, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of June 25, 2025. During the thirteen and twenty-six weeks ended August 2, 2025, the Company paid $1.2 million and $2.4 million, respectively, in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital on the condensed consolidated balance sheets.

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

Subsequent to August 2, 2025, on August 27, 2025, the Board declared a quarterly cash dividend of $0.08 per share, payable on October 1, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of September 17, 2025.

Self-Insured Group Health Insurance Reserves

In January 2025, the Company transitioned to a self-insured group health insurance program up to certain stop-loss limits. Such costs are accrued based on known claims and an estimation of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.

Contractual Obligations

The Company’s contractual obligations consist primarily of debt obligations, interest payments, operating leases, and purchase orders for merchandise inventory, and cloud computing related agreements. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the second quarter of Fiscal Year 2025. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2024 Annual Report.

[Subsequent to August 2, 2025, on June 3, 2025, the Board declared a quarterly cash dividend of $0.08 per share, payable on July 9, 2025 to all stockholders of record as of June 25, 2025. The Company intends to pay cash dividends quarterly in the future, subject to market conditions and the discretion and approval by the Board of any such dividends.]

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer concluded as of August 2, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting that occurred during the second quarter of Fiscal Year 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings as of August 2, 2025, refer to Note 12. Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the thirteen weeks ended August 2, 2025 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
May 4, 2025 - May 31, 2025	—	$—	—	$20,957,463
June 1, 2025 - July 5, 2025	57,000	$14.42	57,000	$20,135,478
July 6, 2025 - August 2, 2025	11,440	$15.56	11,440	$19,957,496
	68,440		68,440
(a)
On December 6, 2024, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock. Under the authorization, shares of Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations of the Exchange Act and share repurchase parameters determined by the Board. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. Total number of shares purchased are determined based on the settlement date of such trades. As of August 2, 2025, the Company had $20.0 million of availability remaining under its stock repurchase authorization.
(b)
The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended August 2, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any “non-Rule 105b-1 trading arrangement” as defined in paragraph (c) of Item 408(a) of Regulation S-K.

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

J.Jill, Inc.

Date: September 3, 2025	By:	/s/ Mary Ellen Coyne
Mary Ellen Coyne
Chief Executive Officer, President and Director

Date: September 3, 2025	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer