Form 10-Q
period 2025-11-01
J.Jill, Inc.
filed 2025-12-10
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

As of December 4, 2025 the registrant had 15,115,353 shares of common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of November 1, 2025 (Unaudited) and February 1, 2025	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Thirty-Nine weeks ended November 1, 2025 and November 2, 2024 (Unaudited)	3
	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine weeks ended November 1, 2025 and November 2, 2024 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Thirty-nine weeks ended November 1, 2025 and November 2, 2024 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Exhibit Index	28
	Signatures	29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	November 1, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$58,006	$35,427
Accounts receivable	4,858	5,017
Inventories, net	66,902	61,295
Prepaid expenses and other current assets	20,549	20,291
Total current assets	150,315	122,030
Property and equipment, net	52,386	55,325
Intangible assets, net	57,495	61,015
Goodwill	59,697	59,697
Operating lease assets, net	130,505	112,303
Other assets	7,599	7,329
Total assets	$457,997	$417,699
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,200	$51,980
Accrued expenses and other current liabilities	37,601	40,479
Current portion of operating lease liabilities	38,940	34,649
Total current liabilities	130,741	127,108
Long-term debt, net of discount and current portion	70,333	69,419
Deferred income taxes	12,005	9,389
Operating lease liabilities, net of current portion	114,872	104,751
Other liabilities	997	1,263
Total liabilities	328,948	311,930
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 15,505,837 and 15,344,053 shares issued at November 1, 2025 and February 1, 2025 respectively; and 15,115,154 and 15,324,222 shares outstanding at November 1, 2025 and February 1, 2025, respectively	157	153
Additional paid-in capital	241,173	242,781
Treasury stock, at cost, 390,683 and 19,831 shares at November 1, 2025 and February 1, 2025, respectively	(7,051)	(523)
Accumulated deficit	(105,230)	(136,642)
Total shareholders’ equity	129,049	105,769
Total liabilities and shareholders’ equity	$457,997	$417,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$150,528	$151,260	$458,139	$468,015
Costs of goods sold (exclusive of depreciation and amortization)	43,808	43,285	135,705	132,909
Gross profit	106,720	107,975	322,434	335,106
Selling, general and administrative expenses	91,800	88,646	271,457	264,072
Impairment of long-lived assets	—	102	212	413
Operating income	14,920	19,227	50,765	70,621
Loss on extinguishment of debt	—	—	—	8,570
Interest expense	2,701	2,849	8,223	13,009
Interest income	(567)	(494)	(1,453)	(2,020)
Income before provision for income taxes	12,786	16,872	43,995	51,062
Income tax provision	3,581	4,524	12,583	13,827
Net income and total comprehensive income	$9,205	$12,348	$31,412	$37,235
Per share data (Note 9):
Net income per common share:
Basic	$0.61	$0.81	$2.06	$2.51
Diluted	$0.60	$0.80	$2.05	$2.48
Weighted average common shares:
Basic	15,174,752	15,331,712	15,247,879	14,831,762
Diluted	15,358,630	15,490,876	15,348,887	14,994,786

Cash dividends declared per common share	$0.08	$0.07	$0.24	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Shares	Amount	Accumulated Deficit	Total Shareholders’ Equity
Balance, February 1, 2025	15,344,053	$153	$242,781	(19,831)	$(523)	$(136,642)	$105,769
Vesting of equity awards	238,696	3	187	—	—	—	190
Surrender of shares to pay withholding taxes	(93,075)	—	(2,043)	—	—	—	(2,043)
Repurchase of treasury stock	—	—	—	(186,800)	(3,526)	—	(3,526)
Quarterly cash dividend and dividend equivalents declared ($0.08 per share)	—	—	(1,075)	—	—	—	(1,075)
Equity-based compensation	—	—	966	—	—	—	966
Net income	—	—	—	—	—	11,692	11,692
Balance, May 3, 2025	15,489,674	$156	$240,816	(206,631)	$(4,049)	$(124,950)	$111,973
Vesting of restricted stock units	20,559	1	(1)	—	—	—	—
Surrender of shares to pay withholding taxes	(7,778)	—	(110)	—	—	—	(110)
Repurchase of treasury stock	—	—	—	(68,440)	(1,002)	—	(1,002)
Quarterly cash dividend and dividend equivalents declared ($0.08 per share)	—	—	(1,381)	—	—	—	(1,381)
Equity-based compensation	—	—	1,506	—	—	—	1,506
Net income	—	—	—	—	—	10,515	10,515
Balance, August 2, 2025	15,502,455	$157	$240,830	(275,071)	(5,051)	$(114,435)	$121,501
Vesting of restricted stock units	4,311	—	—	—	—	—	—
Surrender of shares to pay withholding taxes	(929)	—	(18)	—	—	—	(18)
Repurchase of treasury stock	—	—	—	(115,612)	(2,000)	—	(2,000)
Quarterly cash dividend and dividend equivalents declared ($0.08 per share)	—	—	(1,274)	—	—	—	(1,274)
Equity-based compensation	—	—	1,635	—	—	—	1,635
Net income	—	—	—	—	—	9,205	9,205
Balance, November 1, 2025	15,505,837	$157	$241,173	$(390,683)	$(7,051)	$(105,230)	$129,049

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Shares	Amount	Accumulated Deficit	Total Shareholders' Equity
Balance, February 3, 2024	10,614,454	$107	$213,236	—	$—	$(176,125)	$37,218
Vesting of restricted stock units	201,827	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(68,434)	(2)	(2,054)	—	—	—	(2,056)
Equity-based compensation	—	—	1,254	—	—	—	1,254
Net income	—	—	—	—	—	16,696	16,696
Balance, May 4, 2024	10,747,847	$107	$212,434	—	$—	$(159,429)	$53,112
Issuance of common stock, net of underwriting and issuance costs	1,000,000	10	28,539	—	—	—	28,549
Vesting of restricted stock units	31,875	—	—	—	—	—	—
Surrender of shares to pay withholding taxes	(12,854)	—	(432)	—	—	—	(432)
Quarterly cash dividend and dividend equivalents declared ($0.07 per share)	—	—	(752)	—	—	—	(752)
Equity-based compensation	—	—	1,696	—	—	—	1,696
Net income	—	—	—	—	—	8,191	8,191
Balance, August 3, 2024	11,766,868	$117	$241,485	—	$—	$(151,238)	$90,364
Third-party common stock issuance costs	—	—	(8)	—	—	—	(8)
Vesting of restricted stock units	1,293	—	—	—	—	—	—
Surrender of shares to pay withholding taxes	(447)	—	(11)	—	—	—	(11)
Quarterly cash dividend and dividend equivalents declared ($0.07 per share)	—	—	(1,158)	—	—	—	(1,158)
Exercise of warrants	3,572,664	36	(36)	—	—	—	—
Equity-based compensation	—	—	1,726	—	—	—	1,726
Net income	—	—	—	—	—	12,348	12,348
Balance, November 2, 2024	15,340,378	$153	$241,998	—	$—	$(138,890)	$103,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Net income	$31,412	$37,235
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,870	16,082
Impairment of long-lived assets	212	413
Adjustment for exited retail stores	(242)	(615)
Loss on disposal of fixed assets	215	74
Loss on extinguishment of debt	—	8,570
Loss due to hurricane	—	252
Noncash interest expense	944	1,345
Equity-based compensation	4,107	4,676
Deferred rent incentives	(512)	(95)
Deferred income taxes	2,616	(1,456)
Changes in operating assets and liabilities:
Accounts receivable	159	(1,493)
Inventories, net	(5,607)	(8,559)
Prepaid expenses and other current assets	(258)	(1,118)
Accounts payable	1,468	9,405
Accrued expenses and other current liabilities	(2,988)	(8)
Operating lease assets and liabilities	(3,583)	(3,438)
Other noncurrent assets and liabilities	(64)	(4,323)
Net cash provided by operating activities	43,749	56,947
Investing activities:
Purchases of property and equipment	(7,512)	(7,558)
Capitalized software	(1,298)	(2,489)
Net cash used in investing activities	(8,810)	(10,047)
Financing activities:
Principal repayments on Term Loan	—	(91,963)
Prepayment premium on Term Loan	—	(2,562)
Proceeds from issuance of common stock, net of underwriting costs	—	29,450
Third-party common stock issuance costs	—	(909)
Share repurchase costs, net of commission and fees	(6,528)	—
Surrender of shares to pay withholding taxes	(2,171)	(2,497)
Quarterly cash dividend paid to shareholders	(3,661)	(1,826)
Net cash used in financing activities	(12,360)	(70,307)
Net change in cash and cash equivalents and restricted cash	22,579	(23,407)
Cash and cash equivalents and restricted cash:
Beginning of Period	35,790	62,540
End of Period (a)	$58,369	$39,133
(a)
Includes $0.4 million of restricted cash for the thirty-nine weeks ended November 1, 2025 and November 2, 2024. The Company recorded restricted cash in Prepaid expenses and other current assets as presented in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc. (“J.Jill” or the “Company”) is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 249 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of February 1, 2025 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and thirty-nine weeks ended November 1, 2025 are not necessarily indicative of future results or results to be expected for Fiscal Year 2025. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2024 Annual Report.

Segment Reporting

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” The Company adopted the ASU during the fourth quarter of Fiscal Year 2024 and updated its disclosures accordingly. Refer to Note 13 - Segment Reporting for additional details.

Restricted Cash

The Company's restricted cash balance represents an imprest cash account used to fund employee healthcare costs. The balance of restricted cash as of November 1, 2025 and November 2, 2024 was $0.4 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	For the Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Cash and cash equivalents	$58,006	$38,765
Restricted cash reported in Prepaid expenses and other current assets	363	368
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$58,369	$39,133

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

For the thirteen and thirty-nine weeks ended November 1, 2025, the Company amortized $0.6 million and $1.7 million, respectively, of cloud-based software implementation costs. For the thirteen and thirty-nine weeks ended November 2, 2024, the Company amortized $0.2 million and $0.6 million, respectively, of cloud-based software implementation costs.

As of November 1, 2025, the Company had $10.9 million of gross capitalized cloud-based software implementation costs and $1.7 million of related accumulated amortization, for a net balance of $9.2 million, made up of $2.2 million recorded within Prepaid expenses and other current assets and $7.0 million recorded within Other assets in the Company’s condensed consolidated balance sheets.

As of February 1, 2025, the Company had $9.5 million of gross capitalized cloud-based software implementation costs and $0.9 million of related accumulated amortization, for a net balance of $8.6 million, made up of $1.9 million recorded within Prepaid expenses and other current assets and $6.7 million recorded within Other assets in the Company’s condensed consolidated balance sheets.

Change in Accounting Estimate

Effective in the first quarter of 2025, the Company revised its methodology for estimating the Direct sales returns reserve. Previously, the reserve was calculated based on catalog offer code tracking data. After upgrading its Order Management System (“OMS”) in March 2025, the Company transitioned to a curve-based model that aligns with the methodology used to estimate returns for its Retail channel. The new model is expected to provide a more accurate reflection of customer return behavior.

Additionally, in the first quarter, the Company reduced the allowable return window for Direct and Retail sales from 90 to 60 days, which also impacted the estimate of expected returns. The Company further revised its methodology for estimating the Retail sales returns reserve in the third quarter of 2025. The Company no longer includes an exchange assumption to better align the reserve with the data provided under its new OMS. These changes have been accounted for as changes in accounting estimates and applied prospectively in accordance with applicable accounting guidance. The impact of these changes is not material to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modernizes the capitalization criteria for internal-use software by eliminating references to project-stage phases and clarifying when capitalization should begin. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Retail	$80,058	$82,196	$244,363	$249,951
Direct	70,470	69,064	213,776	218,064
Net sales	$150,528	$151,260	$458,139	$468,015

Remaining Performance Obligations

As of November 1, 2025, the transaction price allocated to remaining performance obligations amounts to $0.4 million, which relates to the marketing and promotion of the Company’s private label credit card program. This amount will be recognized as revenue evenly through January 2031.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	November 1, 2025	February 1, 2025
Upfront payment (1)	426	$486
Unredeemed gift cards (2)	5,324	7,003
Total contract liabilities	$5,750	$7,489
(1)
The current and noncurrent portions of the upfront payment received in connection with the private label credit card agreement are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the Company’s condensed consolidated balance sheets.
(2)
Revenue recognized for the thirty-nine weeks ended November 1, 2025 related to the contract liability balance as of February 1, 2025 was $3,534.

The Company recognized revenue related to gift card redemptions and breakage for the thirteen and thirty-nine weeks ended November 1, 2025 of approximately $2.3 million and $8.5 million, respectively, and for the thirteen and thirty-nine weeks ended November 2, 2024 of approximately $1.8 million and $7.2 million, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

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

4. Asset Impairments

Long-lived Asset Impairments

For the thirteen weeks ended November 1, 2025, the Company did not record any noncash impairment charges. For the thirty-nine weeks ended November 1, 2025, the Company recorded $0.2 million of noncash impairment charges related to leasehold improvements at certain store locations driven by the actual performance at these locations. The Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flow method.

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

Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at November 1, 2025 and February 1, 2025. The accumulated goodwill impairment losses as of November 1, 2025 and February 1, 2025 were $137.3 million.

A summary of other intangible assets as of November 1, 2025 and February 1, 2025 is as follows (in thousands):

		November 1, 2025
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	108,085	2,620	23,495
Total intangible assets		$192,300	$108,085	$26,720	$57,495

		February 1, 2025
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	104,565	2,620	27,015
Total intangible assets		$192,300	$104,565	$26,720	$61,015

Total amortization expense for these amortizable intangible assets was $1.2 million for both the thirteen weeks ended November 1, 2025 and November 2, 2024, and $3.5 million and $4.0 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2025 (1)	$1,172
2026	4,556
2027	4,418
2028	4,246
2029	4,109
Thereafter	4,994
Total	$23,495
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

During the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt as of November 1, 2025 and February 1, 2025 were as follows (in thousands):

	November 1, 2025
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Net long-term debt (Term Loan due 2028)	$74,288	$(2,966)	$(989)	$70,333

	February 1, 2025
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Net long-term debt (Term Loan due 2028)	$74,288	$(3,652)	$(1,217)	$69,419

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

In connection with the voluntary principal prepayments discussed above, for the thirty-nine weeks ended November 2, 2024, the Company recognized a loss on extinguishment of debt of approximately $8.6 million, consisting of $6.0 million of accelerated amortization of the discount and fees and $2.6 million of prepayment premium, in its condensed consolidated statements of operations and comprehensive income. As of November 1, 2025, the remaining Term Loan Facility principal balance of $74.3 million is to be paid upon maturity on May 8, 2028. As a result of the voluntary principal prepayments described above, there will be no quarterly payments required until the remaining balance is paid in full on the maturity date. The remaining unamortized discount and fees of $4.0 million will continue to be amortized over the remaining term through maturity.

As of November 1, 2025, the Company was in compliance with all covenants contained in its outstanding debt arrangements.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of November 1, 2025 and February 1, 2025. The Company’s available borrowing capacity under the ABL Facility as of November 1, 2025 and February 1, 2025 was $35.7 million.

As of November 1, 2025 and February 1, 2025, there were outstanding letters of credit of $4.3 million, which reduced the availability under the ABL Facility. As of November 1, 2025, the maximum commitment for letters of credit was $15.0 million.

As of November 1, 2025, the Company was in compliance with all covenants.

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

The following table presents the carrying value and fair value hierarchy for debt as of November 1, 2025 and February 1, 2025, respectively (in thousands):

		Fair Value as of November 1, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$70,333	$—	$73,986	$—
Total financial instruments not carried at fair value	$70,333	$—	$73,986	$—

		Fair Value as of February 1, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$69,419	$—	$73,968	$—
Total financial instruments not carried at fair value	$69,419	$—	$73,968	$—

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

7. Income Taxes

The Company recorded an income tax provision of $3.6 million and $4.5 million during the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively. The Company recorded an income tax provision of $12.6 million and $13.8 million during the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.

The effective tax rates were 28.0% and 26.8% for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, and 28.6% and 27.1% for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.

The effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 differ from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and executive compensation limitations.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as accelerated cost recovery of qualified property and the immediate expensing of U.S.-based research and development costs. The OBBBA has multiple effective dates, with most business provisions effective in tax years beginning after either December 31, 2024 or December 31, 2025. The estimated impact of these immaterial changes have been recognized during the thirty-nine weeks ended November 1, 2025.

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

The gross proceeds to the Company from the issuance of the Company’s 1,000,000 shares amounted to $31.0 million and the Company did not receive any proceeds from the shares sold by the Selling Stockholder. After deducting underwriting discounts and commissions of approximately $1.5 million, the net proceeds to the Company from the Equity Offering were $29.5 million. The issuance of the 1,000,000 new shares sold by the Company increased the total number of outstanding shares and are reflected in the stockholders’ equity section of the Company’s condensed consolidated balance sheet as of November 1, 2025. In connection with the Equity Offering, the Company incurred $0.9 million of third-party expenses. The net proceeds, after deducting both underwriting discounts and commissions and third-party expenses have been recorded in Additional paid-in capital and are detailed in the condensed consolidated statements of shareholders’ equity for the thirteen and thirty-nine weeks ended November 1, 2025.

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

During the thirteen and thirty-nine weeks ended November 1, 2025, the Company repurchased 115,612 and 370,852 shares of its common stock for an aggregate purchase price of $2.0 million and $6.5 million, respectively. As of November 1, 2025, the Company had $18.0 million of availability remaining under its stock repurchase authorization. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the condensed consolidated balance sheets as of November 1, 2025.

The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

Dividends

During the thirteen weeks ended November 1, 2025, the Board declared a quarterly cash dividend payment of $0.08 per share of common stock (the “Dividend”). The Dividend was payable on October 1, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of September 17, 2025. During the thirteen and thirty-nine weeks ended November 1, 2025, the Company paid $1.2 million and $3.7 million, respectively, in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets.

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

Subsequent Events

On December 3, 2025, the Board declared a quarterly cash dividend of $0.08 per share, payable on January 7, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of December 24, 2025.

9. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator
Net income	$9,205	$12,348	$31,412	$37,235
Denominator
Weighted average number of common shares outstanding	15,174,752	15,331,712	15,247,879	14,831,762
Weighted average common shares, basic	15,174,752	15,331,712	15,247,879	14,831,762
Dilutive effect of share-based awards	183,878	159,164	101,008	163,024
Weighted average common shares, diluted	15,358,630	15,490,876	15,348,887	14,994,786
Net income per common share, basic	$0.61	$0.81	$2.06	$2.51
Net income per common share, diluted	$0.60	$0.80	$2.05	$2.48

Share-based awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 262,431 and 272,921 shares for the thirteen and thirty-nine weeks ended November 1, 2025, respectively, and 13,916 and 118,663 shares for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

For the thirteen weeks ended November 2, 2024, warrants issued to the Subordinated Facility holders have been included in the denominator for basic and diluted EPS calculations as the exercise of the warrants is near certain because the exercise price is non-substantive in relation to the fair value of the common shares to be issued upon exercise. During the thirty-nine weeks ended November 2, 2024, the Company issued 3,572,664 shares of common stock following the exercise of all the remaining 3,573,707 outstanding warrants. In accordance with the terms of the warrant agreement, dated as of October 2, 2020, as amended on December 4, 2020, in the event of a dividend payment on the shares of common stock, the exercise ratio in effect immediately following the record date of such dividend distribution date shall be proportionately adjusted to give effect to the total number of shares of common stock constituting such dividend.

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

On June 27, 2025, the Company registered an additional 750,000 shares of its common stock at par value of $0.01 per share. As of November 1, 2025, the A&R Plan has 2,793,453 shares of common stock reserved for issuance to awards granted by the Committee with an aggregate of 1,178,412 shares remaining for future issuance.

During the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Board approved and granted Restricted Stock Units (“RSUs”), dividend equivalent RSUs, Performance Stock Units (“PSUs”) and dividend equivalent PSUs under the A&R Plan.

Restricted Stock Units

For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding RSUs were credited with dividend equivalent RSUs, which are subject to the same vesting terms as the RSUs. For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the thirty-nine weeks ended November 1, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 1, 2025	479,888	$23.66
Granted	453,156	$15.84
Vested	(263,560)	$18.89
Forfeited	(76,201)	$24.94
Unvested units outstanding at November 1, 2025	593,283	$19.72

As of November 1, 2025, there was $9.5 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 1.8 years. The total fair value of RSUs vested during the thirty-nine weeks ended November 1, 2025 and November 2, 2024 was $5.0 million and $3.2 million, respectively.

Performance Stock Units

For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Board granted PSUs, a portion of which are based on achieving an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

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

The fair value of the PSUs granted during the thirty-nine weeks ended November 1, 2025 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated using a Monte Carlo simulation as of the grant date. These valuations were based on the assumptions noted below:

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

The following table summarizes the PSU awards activity for the thirty-nine weeks ended November 1, 2025:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 1, 2025	167,743	$36.56
Granted	105,741	$12.06
Forfeited	(69,564)	$33.59
Unvested units outstanding at November 1, 2025	203,920	$23.02

As of November 1, 2025, there was $2.0 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 1.7 years.

Share-based compensation expense for RSUs and PSUs was recorded in the Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. The Company recorded $1.6 million and $4.1 million for the thirteen and thirty-nine weeks ended November 1, 2025, respectively, and $1.7 million and $4.7 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively. As per the terms of the A&R Plan, as the dividend equivalent awards are subject to the same vesting conditions as their underlying awards, the Company did not record any additional share-based compensation expense associated with these awards.

Stock Options

On December 9, 2024, the Company entered into a consulting agreement with Elm St Advisors, LLC (“Elm Street”), which was subsequently amended on March 11, 2025 (as amended, the “Consulting Agreement”). The Consulting Agreement resulted in a net award of 33,334 stock options to Elm Street, which vested on February 7, 2025. The amendment resulted in the cancellation of 66,666 of the original 100,000 stock options initially awarded under the Consulting Agreement, and accordingly, $0.3 million of compensation expense was reversed in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income during the thirty-nine weeks ended November 1, 2025. The stock options expire three years from the December 9, 2024 grant date. As of November 1, 2025, there was no unrecognized compensation cost as the stock options were fully vested.

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

During the thirteen weeks ended November 1, 2025, the outstanding stock options, including previously issued stock options have a weighted average fair value of $30.17, weighted average exercise price of $59.85 and a weighted average remaining contractual term of 1.6 years.

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

For the thirteen weeks ended November 1, 2025 and November 2, 2024, the Company incurred $0.1 million and an immaterial amount in expenses in connection to related party transactions, respectively. For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Company incurred $1.2 million and $0.1 million, mainly related to consulting fees paid to Elm Street and legal and professional fees associated with TowerBrook’s sale of the Company’s common stock in connection with the Equity Offering, respectively. As of November 1, 2025 and February 1, 2025, amounts owed to other related parties were immaterial.

As discussed in Note 10 - Share-Based Payment, the Company and Elm Street entered into the Consulting Agreement to assist the Company in developing enhanced operational strategies with a focus on growth opportunities. Elm Street is owned by Jim Scully, who served as a director on the Company’s Board until June 2024. During the thirty-nine weeks ended November 1, 2025, the Company incurred costs of $0.4 million under the Consulting Agreement. As of November 1, 2025 and February 1, 2025, the Company owed an immaterial amount and $0.7 million, respectively. Effective May 20, 2025, the Company and Elm Street agreed to end the engagement.

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

An extract of the financial information that is regularly provided to the CODM for the Company’s single reportable segment is listed below:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$150,528	$151,260	$458,139	$468,015
Costs of goods sold (exclusive of depreciation and amortization)	43,808	$43,285	135,705	$132,909
Selling expenses	48,680	$46,703	145,248	$140,026
Marketing expenses	14,940	$14,512	41,276	$40,653
General and administrative expenses	18,850	$19,952	58,736	$61,788
Other segment items (a)	15,045	$14,459	45,762	$55,404
Net income and total comprehensive income	$9,205	$12,348	$31,412	$37,235
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

Factors Affecting Our Operating Results

Various factors are expected to continue to affect our results of operations going forward, including the following:

Overall Economic Trends. Consumer purchases of clothing and other merchandise generally decline during recessionary periods and other periods when disposable income is adversely affected, and consequently our results of operations may be affected by general economic conditions. For example, reduced consumer confidence, lower availability, inflationary pressures and higher cost of consumer credit may reduce demand for our merchandise and may limit our ability to increase or sustain prices. The growth rate of the market could be affected by macroeconomic conditions in the United States and abroad. Additionally, the occurrence or reoccurrence of any significant pandemic, regional conflicts, or other geopolitical disruptions, or a prolonged shutdown of the United States government, could impact our sales and business operations.

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

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA represents net income plus (less) depreciation and amortization, income tax provision, interest expense, interest income, equity-based compensation expense, write-off of property and equipment, amortization of cloud-based software implementation costs, adjustment for exited retail stores, impairment of long-lived assets, loss on extinguishment of debt, and other non-recurring items, primarily consisting of non-ordinary course professional fees, non-employee share-based payments, CEO transition costs, severance expense, and legal settlements and fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Statements of Operations Data:
Net income	$9,205	$12,348	$31,412	$37,235
Add (Less):
Depreciation and amortization	5,224	5,257	15,878	16,091
Income tax provision	3,581	4,524	12,583	13,827
Interest expense	2,701	2,849	8,223	13,009
Interest income	(567)	(494)	(1,453)	(2,020)
Adjustments:
Equity-based compensation expense (a)	1,635	1,726	4,107	4,676
Write-off of property and equipment (b)	20	17	215	74
Amortization of cloud-based software implementation costs (c)	558	180	1,676	645
Loss on extinguishment of debt (d)	—	—	—	8,570
Adjustment for exited retail stores (e)	(10)	—	(242)	(615)
Impairment of long-lived assets (f)	—	102	212	413
Loss due to hurricane (g)	—	252	—	252
Other non-recurring items (h)	1,903	47	4,563	485
Adjusted EBITDA	$24,250	$26,808	$77,174	$92,642
Net sales	$150,528	$151,260	$458,139	$468,015
Adjusted EBITDA margin	16.1%	17.7%	16.8%	19.8%
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
(h)
Represents items management believes are not indicative of ongoing operating performance, including CEO transition costs, severance expense, non-ordinary course legal and professional fees, non-employee share-based payments, and legal settlements and fees.

Results of Operations

Thirteen weeks ended November 1, 2025 Compared to Thirteen weeks ended November 2, 2024

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended November 2, 2024 to the Thirteen Weeks
	November 1, 2025		November 2, 2024		Ended November 1, 2025
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$150,528	100.0%	$151,260	100.0%	$(732)	(0.5)%
Costs of goods sold	43,808	29.1%	43,285	28.6%	523	1.2%
Gross profit	106,720	70.9%	107,975	71.4%	(1,255)	(1.2)%
Selling, general and administrative expenses	91,800	61.0%	88,646	58.6%	3,154	3.6%
Impairment of long-lived assets	—	0.0%	102	0.1%	(102)	(100.0)%
Operating income	14,920	9.9%	19,227	12.7%	(4,307)	(22.4)%
Interest expense	2,701	1.8%	2,849	1.9%	(148)	(5.2)%
Interest income	(567)	(0.4)%	(494)	(0.3)%	(73)	(14.8)%
Income before provision for income taxes	12,786	8.5%	16,872	11.2%	(4,086)	(24.2)%
Income tax provision	3,581	2.4%	4,524	3.0%	(943)	(20.8)%
Net income	$9,205	6.1%	$12,348	8.2%	$(3,143)	(25.5)%

Net Sales

Net sales for the thirteen weeks ended November 1, 2025 decreased $0.7 million, or 0.5%, to $150.5 million from $151.3 million for the thirteen weeks ended November 2, 2024. At the end of those same periods, we operated 249 and 247 retail stores, respectively. The decrease in net sales was primarily due to a decrease in total company comparable sales of 0.9% compared to the thirteen weeks ended November 2, 2024. The decrease in total company comparable sales was primarily driven by a decline in unit sales partially offset by an increase in average unit retail price compared to the thirteen weeks ended November 2, 2024.

Retail contributed 53.2% of our net sales in the thirteen weeks ended November 1, 2025 and 54.3% in the thirteen weeks ended November 2, 2024. Our Direct channel contributed 46.8% of our net sales in the thirteen weeks ended November 1, 2025 and 45.7% in the thirteen weeks ended November 2, 2024.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended November 1, 2025 decreased $1.3 million, or 1.2%, to $106.7 million from $108.0 million for the thirteen weeks ended November 2, 2024. The gross margin for the thirteen weeks ended November 1, 2025 was 70.9% compared to 71.4% for the thirteen weeks ended November 2, 2024. The decrease in gross profit and gross margin for the thirteen weeks ended November 1, 2025 was primarily driven by increased tariffs, partially offset by higher average unit retail prices and favorable freight rates compared to the thirteen weeks ended November 2, 2024.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended November 1, 2025 increased $3.2 million, or 3.6%, to $91.8 million from $88.6 million for the thirteen weeks ended November 2, 2024. The increase was primarily driven by $1.6 million increase in severance-related expenses, $1.1 million increase in outbound shipping costs, $0.6 million in increased occupancy costs, $0.6 million increase in information system costs, $0.3 million increase in amortization of cloud based software implementation costs, $0.2 million increase in marketing expense, and $0.2 million in recruiting expenses, partially offset by a decrease of $1.5 million in compensation, benefits and management incentive expense.

As a percentage of net sales, SG&A expenses were 61.0% for the thirteen weeks ended November 1, 2025 and 58.6% for the thirteen weeks ended November 2, 2024.

Impairment of long-lived assets

For the thirteen weeks ended November 1, 2025, the Company did not record any impairment charges. For the thirteen weeks ended November 2, 2024, the Company recorded $0.1 million of impairment charges.

Interest Expense

Interest expense was $2.7 million and $2.8 million for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively. The decrease was due to a lower debt balance and a lower interest rate for the thirteen weeks ended November 1, 2025.

Interest Income

For the thirteen weeks ended November 1, 2025 and November 2, 2024, the Company earned interest on cash of $0.6 million and $0.5 million, respectively.

Income Tax Provision

The Company’s income tax provision was $3.6 million for the thirteen weeks ended November 1, 2025 compared to $4.5 million for the thirteen weeks ended November 2, 2024, while our effective tax rates for the same periods were 28.0% and 26.8%, respectively. The effective tax rate during the thirteen weeks ended November 1, 2025 is higher primarily due to the impact of state and local income taxes and executive compensation limitations. The tax provision decreased year over year due to lower pre-tax income.

Thirty-nine weeks ended November 1, 2025 Compared to Thirty-nine weeks ended November 2, 2024

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Thirty-Nine Weeks Ended				Change from the Thirty-Nine Weeks Ended November 2, 2024 to the Thirty-Nine Weeks Ended November 1, 2025
(in thousands)	November 1, 2025		November 2, 2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$458,139	100.0%	$468,015	100.0%	$(9,876)	(2.1)%
Costs of goods sold	135,705	29.6%	132,909	28.4%	2,796	2.1%
Gross profit	322,434	70.4%	335,106	71.6%	(12,672)	(3.8)%
Selling, general and administrative expenses	271,457	59.3%	264,072	56.4%	7,385	2.8%
Impairment of long-lived assets	212	0.0%	413	0.1%	(201)	(48.7)%
Operating income	50,765	11.1%	70,621	15.1%	(19,856)	(28.1)%
Loss on extinguishment of debt	—	0.0%	8,570	1.8%	(8,570)	(100.0)%
Interest expense	8,223	1.8%	13,009	2.8%	(4,786)	(36.8)%
Interest income	(1,453)	(0.3)%	(2,020)	(0.4)%	567	28.1%
Income before provision for income taxes	43,995	9.6%	51,062	10.9%	(7,067)	(13.8)%
Income tax provision	12,583	2.7%	13,827	3.0%	(1,244)	(9.0)%
Net income	$31,412	6.9%	$37,235	8.0%	$(5,823)	(15.6)%

Net Sales

Net sales for the thirty-nine weeks ended November 1, 2025 decreased $9.9 million, or 2.1%, to $458.1 million from $468.0 million for the thirty-nine weeks ended November 2, 2024. At the end of those same periods, we operated 249 and 247 retail stores, respectively. The decrease in net sales was primarily due to total company comparable sales decrease of 2.6%. The decrease in total company comparable sales was primarily driven by a decline in unit sales partially offset by an increase in the average unit retail price compared to the thirty-nine weeks ended November 2, 2024.

Retail contributed 53.3% of our net sales in the thirty-nine weeks ended November 1, 2025 and 53.4% in the thirty-nine weeks ended November 2, 2024. Our Direct channel contributed 46.7% of our net sales in the thirty-nine weeks ended November 1, 2025 and 46.6% in the thirty-nine weeks ended November 2, 2024.

Gross Profit and Costs of Goods Sold

Gross profit for the thirty-nine weeks ended November 1, 2025 decreased $12.7 million, or 3.8%, to $322.4 million from $335.1 million for the thirty-nine weeks ended November 2, 2024. The gross margin for the thirty-nine weeks ended November 1, 2025 was 70.4% compared to 71.6% for the thirty-nine weeks ended November 2, 2024. The decrease in gross profit and gross margin for the thirty-nine weeks ended November 1, 2025 was primarily driven by higher full-price promotional rates, higher mix of markdown sales, and increased tariffs compared to the thirty-nine weeks ended November 2, 2024.

Selling, General and Administrative Expenses

SG&A expenses for the thirty-nine weeks ended November 1, 2025 increased $7.4 million, or 2.8%, to $271.5 million from $264.1 million for the thirty-nine weeks ended November 2, 2024. The increase was primarily driven by $5.0 million increase in consulting costs, CEO transition costs, and severance-related expenses, $3.2 million increase in technology related costs, primarily related to application hosting and lower capitalized technology payroll, $2.4 million increase in occupancy costs, $1.8 million increase in outbound shipping costs, primarily due to increased shipments fulfilled from stores, and $0.6 million in marketing, partially offset by a decrease of $5.5 million in compensation, benefits and management incentive expense, compared to the thirty-nine weeks ended November 2, 2024.

For the thirty-nine weeks ended November 2, 2024, the Company recorded a loss due to hurricane of $0.3 million related to write-off of property and equipment and inventory. No such loss was incurred by the Company during the thirty-nine weeks ended November 1, 2025.

As a percentage of net sales, SG&A expenses were 59.3% for the thirty-nine weeks ended November 1, 2025 compared to 56.4% for the thirty-nine weeks ended November 2, 2024.

Impairment of long-lived assets

For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Company recorded noncash impairment charges of $0.2 million and $0.4 million primarily related to leasehold improvements at certain store locations.

Loss on Extinguishment of Debt

For the thirty-nine weeks ended November 2, 2024, the Company recognized a loss on extinguishment of debt of $8.6 million related to the voluntary prepayment of a portion of the Term Loan Credit Agreement. No such loss was incurred by the Company during the thirty-nine weeks ended November 1, 2025.

Interest Expense

Interest expense was $8.2 million and $13.0 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. The decrease was primarily due to a lower debt balance for the thirty-nine weeks ended November 1, 2025.

Interest Income

For the thirty-nine weeks ended November 1, 2025, the Company earned interest on cash of $1.5 million, compared to $2.0 million for the thirty-nine weeks ended November 2, 2024. The decrease in earned interest is primarily due to lower average cash balances and lower interest rates compared to the prior year period.

Income Tax Provision

The Company’s income tax provision was $12.6 million for the thirty-nine weeks ended November 1, 2025 compared to $13.8 million for the thirty-nine weeks ended November 2, 2024, while our effective tax rates for the same periods were 28.6% and 27.1%, respectively. The effective tax rate during the thirty-nine weeks ended November 1, 2025 is higher primarily due to the impact of state and local income taxes and executive compensation limitations. The tax provision declined compared to the prior year as a result of lower pre-tax income.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the Term Loan Credit Agreement are met. As of November 1, 2025, we had $58.0 million in cash and $35.7 million of total availability under our ABL Facility. In addition, through our shelf registration statement on file with the SEC or through private transactions, and depending on conditions prevailing in the public and private capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

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

As of November 1, 2025, the remaining Term Loan Facility principal balance was $74.3 million, which is to be repaid upon maturity on May 8, 2028. As a result of the voluntary principal prepayments described above, there will be no quarterly payments required until the remaining balance is paid in full on the maturity date. The remaining unamortized discount and fees of $4.0 million will continue to be amortized over the remaining term through maturity. See Note 5 - Debt to the condensed consolidated financial statements included in this Quarterly Report for additional information.

There were no short-term borrowings outstanding under the Company’s ABL Facility as of November 1, 2025 and February 1, 2025. At November 1, 2025 and February 1, 2025, the Company had outstanding letters of credit in the amount of $4.3 million and had a maximum additional borrowing capacity of $35.7 million.

As of November 1, 2025, the Company is in compliance with all covenants contained in its outstanding debt arrangements.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$43,749	$56,947
Net cash used in investing activities	(8,810)	(10,047)
Net cash used in financing activities	(12,360)	(70,307)

Net cash provided by operating activities

Net cash provided by operating activities decreased by $13.2 million during the thirty-nine weeks ended November 1, 2025 compared to the thirty-nine weeks ended November 2, 2024. The decrease during the thirty-nine weeks ended November 1, 2025 was driven by a decrease in net income of $5.8 million, adjustments to reconcile net income of $6.0 million and a change in operating assets and liabilities of $1.3 million. The change in operating assets and liabilities was driven primarily by $7.9 million decrease in accounts payable, largely reflecting lower merchandise payables, and $2.9 million decrease in accrued expenses and other current liabilities, mainly due to reduced management incentive accruals and the settlement of prior-period tax and operating liabilities. These decreases were partially offset by increases in other noncurrent assets and liabilities of $4.3 million driven by capitalized cloud based software implementation costs, inventory of $3.0 million due to seasonal inventory build and higher tariff costs, accounts receivable of $1.6 million reflecting the timing of credit card receivable collections, and $0.8 million in prepaid expenses and other current assets.

Net cash provided by operating activities during the thirty-nine weeks ended November 1, 2025 was $43.7 million. Key elements of cash provided by operating activities were (i) net income of $31.4 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $23.2 million, primarily driven by depreciation and amortization, changes in deferred taxes, and equity-based compensation, and (iii) uses of cash totaling $10.9 million for net operating assets and liabilities driven by higher merchandise and in-transit inventory, increased prepaid balances from annual payments and project spend, lower accrued expenses reflecting reduced incentive and gift card liabilities, and lease-related timing impacts.

Net cash provided by operating activities during the thirty-nine weeks ended November 2, 2024 was $56.9 million. Key elements of cash provided by operating activities were (i) net income of $37.2 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $29.2 million, primarily driven by depreciation and amortization, loss on extinguishment of debt, equity-based compensation, and (iii) uses of cash totaling $9.5 million for net operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities during the thirty-nine weeks ended November 1, 2025 and November 2, 2024 was $8.8 million and $10.0 million, respectively, representing purchases of property and equipment related investments in stores and software and technology related investments.

Net cash used in financing activities

Net cash used in financing activities was $12.4 million for the thirty-nine weeks ended November 1, 2025 compared to $70.3 million for the thirty-nine weeks ended November 2, 2024. Net cash used in financing activities for the thirty-nine weeks ended November 1, 2025 primarily consisted of share repurchase costs, net of commission and fees, surrender of shares to pay withholding taxes, and quarterly cash dividend paid to shareholders. Net cash used in financing activities for the thirty-nine weeks ended November 2, 2024 primarily consisted of voluntary prepayments under the Term Loan Credit Agreement partially offset by the proceeds from the issuance of common stock.

Dividends

During the thirteen weeks ended November 1, 2025, the Board declared a quarterly cash dividend payment of $0.08 per share of common stock (the “Dividend”). The Dividend was payable on October 1, 2025 to stockholders of record of issued and outstanding shares of the Company’s common stock as of September 17, 2025. During the thirteen and thirty-nine weeks ended November 1, 2025, the Company paid $1.2 million and $3.7 million, respectively, in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets.

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

Subsequent to November 1, 2025, the Board declared a quarterly cash dividend of $0.08 per share, payable on January 7, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of December 24, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the third quarter of Fiscal Year 2025. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2024 Annual Report.

Subsequent to November 1, 2025, on December 3, 2025, the Board declared a quarterly cash dividend of $0.08 per share, payable on January 7, 2026 to stockholders of record as of December 24, 2025. The Company intends to pay cash dividends quarterly in the future, subject to market conditions and the discretion and approval by the Board of any such dividends.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer concluded as of November 1, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting that occurred during the third quarter of Fiscal Year 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings as of November 1, 2025, refer to Note 12. Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the thirteen weeks ended November 1, 2025 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
August 3, 2025 - August 30, 2025	—	$—	—	$19,957,496
August 31, 2025 - October 4, 2025	94,112	$17.72	94,112	$18,289,405
October 5, 2025 - November 1, 2025	21,500	$15.31	21,500	$17,960,223
	115,612		115,612
(a)
On December 6, 2024, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock. Under the authorization, shares of Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations of the Exchange Act and share repurchase parameters determined by the Board. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. Total number of shares purchased are determined based on the settlement date of such trades. As of November 1, 2025, the Company had $18.0 million of availability remaining under its stock repurchase authorization.
(b)
The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended November 1, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408(a) of Regulation S-K.

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

J.Jill, Inc.

Date: December 10, 2025	By:	/s/ Mary Ellen Coyne
Mary Ellen Coyne
Chief Executive Officer, President and Director

Date: December 10, 2025	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer