Form 10-K
period 2026-01-31
J.Jill, Inc.
filed 2026-03-31
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of August 2, 2025 was $117,890,439.

The number of shares of registrant’s Common Stock outstanding as of March 25, 2026 was 14,879,795.

Documents Incorporated by Reference

Portions of Part II and Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

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
•
acts of war, including the conflicts or tensions in Europe, the Middle East, and other regions, rumors or threats of war, terrorism, acts of piracy, or civil unrest, which could disrupt global trade routes, shipping lanes, energy markets, and supply chain;
•
increased scrutiny related to our environmental, social and corporate governance activities (“ESG”);
•
damage to, closure, or reduced operations of our distribution center;
•
our ability to effectively address the challenges faced by artificial intelligence;

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

Risks Related to Legal, Regulatory, Accounting and Compliance Matters

•
changes to U.S. tariff and customs policy;
•
impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;
•
our ability to maintain adequate internal controls over our financial and management systems;
•
the impact of governmental laws and regulations and the outcomes of legal proceedings.

PART I

Item 1. Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “J.Jill,” “we,” “us,” and “our” refer to J.Jill, Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2025” refer to the fiscal year ended January 31, 2026, references to “Fiscal Year 2024” refer to the fiscal year ended February 1, 2025, and references to “Fiscal Year 2023” refer to the fiscal year ended February 3, 2024. Fiscal Years 2025 and 2024 are comprised of 52 weeks and Fiscal Year 2023 is comprised of 53 weeks.

Company Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 256 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

Additionally, as J.Jill retains her over time, she tends to migrate from being a single channel customer to a more valuable omnichannel customer. Omnichannel customers comprised approximately 24% of J.Jill’s active customer base for Fiscal Year 2025, approximately 24% for Fiscal Year 2024, and approximately 23% for Fiscal Year 2023.

Product

J.Jill’s products are marketed under the J.Jill brand name and sold primarily through two channels: its ecommerce platform and catalog (“Direct”) and its retail stores (“Retail”). J.Jill’s thoughtful, versatile apparel, footwear and accessories reflect the individuality of each customer and are made to seamlessly take them through their day. J.Jill uses high quality fabrics and techniques for season-after-season comfort and style. J.Jill’s products are available across the full range of sizes including Regular, Petite and Tall, and it provides one, size-integrated shopping destination for customers with sizes from Extra Small up to 2X in store and 4X online.

In addition to its core assortment, J.Jill has sub-brands. Each demonstrate a different design ethos and offers customers a mix of casual and refined apparel based on their needs. J.Jill offers versatile apparel that meets every moment of her life. Customers turn to J.Jill for work, travel, luxe loungewear, events and occasions, and premium casual clothing.

J.Jill also offers accessories to elevate the styling of our classic silhouettes including jewelry, bags, belts, shoes and scarves.

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

Omnichannel Business Model

J.Jill believes that its customers’ purchasing decisions are influenced by the consistent experience it provides across its sales channels. For Fiscal Year 2025, J.Jill generated approximately 52% of total net sales through its Retail channel and approximately 48% of total net sales through its Direct channel. This balanced, omnichannel business model means J.Jill meets existing and prospective customers where and how they want to shop. Further, its robust customer database and analytical capabilities allow J.Jill to be focused and strategic in identifying high potential locations and optimizing its store footprint.

Retail Channel

J.Jill Stores

As of January 31, 2026, J.Jill operated 256 stores across 42 states with approximately half located in lifestyle centers and the remaining in premium malls; all J.Jill stores are leased. Its stores range in size from approximately 2,000 to 6,000 square feet, and the average store is approximately 3,700 square feet.

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

Store Growth

J.Jill believes its stores to be an important channel for its customers. J.Jill reviews and evaluates its store fleet and potential new store locations on various factors, including customer demographics within a market, concentration of existing customers, location of existing stores, center tenant quality and mix, rental economics and overall operating performance. J.Jill returned to net store growth in Fiscal Year 2024 and continued in 2025 with the addition of net four new stores. J.Jill will continue to review its fleet for optimization opportunities going forward, while also pursuing net new store openings.

The following table shows new store openings and closings since Fiscal Year 2021.

			Total Stores at
	Stores	Stores	the End of the
Store Open Year	Opened	Closed	Fiscal Year
Fiscal Year 2021	—	(14)	253
Fiscal Year 2022	1	(11)	243
Fiscal Year 2023	2	(1)	244
Fiscal Year 2024	9	(1)	252
Fiscal Year 2025	9	(5)	256

Direct Channel

J.Jill’s Direct channel consists of its website and catalog orders. Within its Direct channel, ecommerce represented approximately 97% of Direct channel net sales and phone orders represented 3% of Direct channel net sales.

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

Growth Strategy

J.Jill believes that its target demographic (women 45 years and older) is relatively underserved by the industry, and the brand has significant opportunity to acquire new customers, reactivate lapsed customers, and retain existing customers to expand its customer file. J.Jill has refined its growth strategy around three core pillars: Product Evolution, Enhanced Customer Journey, and Operational Excellence. These pillars build on the Company's existing strengths while positioning J.Jill to unlock future growth and expand its customer base. Key elements of J.Jill's growth strategy include:

Product Evolution. J.Jill believes there is an opportunity to evolve its product assortment to be more cohesive and capture a greater share of wallet through eliminating redundancy to incorporate new styles that serve more of its customers' lifestyle needs while also expanding areas of its assortment, such as accessories, that are highly scalable. With a strength in merchandising and design, the Company expects to execute this initiative while improving visual merchandising and maintaining a balance between newness and core staples.

Enhanced Customer Journey. J.Jill has significant opportunity to attract new customers and grow the value of its active customer base across all channels. J.Jill is rebalancing its marketing investment to optimize customer acquisition and retention across the full marketing funnel, reducing catalog circulation while increasing investment in digital channels. These initiatives are designed to expand brand awareness, acquire new customers profitably, reactivate lapsed customers, and build deeper relationships with existing customers while improving overall marketing efficiency.

Operational Excellence. J.Jill expects to drive organizational efficiency through operational excellence, advanced technology, and an agile culture. This includes building a strategic technology roadmap, incorporating opportunities for artificial intelligence implementation with an aim to accelerate growth, gain efficiencies, and improve the customer experience by building on recent foundational technology upgrades to the Company's Point of Sale (“POS”) system and Order Management System (“OMS”). J.Jill expects that these efforts will facilitate a more cohesive and seamless shopping experience for its customer, wherever and whenever she chooses to shop. J.Jill plans to continue leveraging its insight into customer attributes and behavior, which will guide strategic investments in its business.

Profitable Expansion of Store Base. Following several years of optimizing the fleet through net store closings, J.Jill believes there is an opportunity to strategically open profitable new stores targeting an ultimate fleet size of approximately 300 stores. We target new locations primarily in lifestyle centers and premium malls.

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

J.Jill offers a private label credit card program through an agreement (“Credit Card Agreement”) with Comenity Capital Bank (“CCB”), under which CCB owns the credit card receivables. Pursuant to the Credit Card Agreement, we are eligible to receive reimbursements for costs of marketing programs and royalties based on net sales charged to the private label credit card, as defined in the Credit Card Agreement. All credit card holders receive invitations to exclusive customer events and promotions including special purchase events seven times per year, a special offer for her birthday, and a 5% discount when purchases are made on the card. J.Jill promotes the benefits of its credit card to new and existing customers through its various marketing channels. J.Jill believes that its credit card program encourages customer loyalty, repeat visits and additional spending. In Fiscal Year 2025, 49% of its gross sales were generated by its credit card holders.

Sourcing and Supply Strategy

To efficiently source its products, J.Jill leverages its longstanding relationships with agents who represent suppliers and factories. In Fiscal Year 2025 approximately 81% of its products were sourced through agents and 19% were sourced directly from suppliers and factories. J.Jill works with several primary agents that help it identify quality suppliers and coordinate its manufacturing requirements. Additionally, the agents manage the development of samples of merchandise produced in the factories, inspect finished merchandise, ensure the timely delivery of goods and carry out other administrative and oversight functions on J.Jill’s behalf. J.Jill sources the remainder of its products by interacting directly with suppliers and factories both domestically and abroad.

Agents work with approximately 34 suppliers on J.Jill’s behalf. J.Jill sources its merchandise globally from 10 countries with the top three by volume being India, Indonesia, and Vietnam. No single supplier accounts for more than 20% of merchandise purchased by volume.

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

Omnichannel Distribution and Customer Contact Center

J.Jill leases its 520,000 square foot distribution and customer contact center in Tilton, New Hampshire. The facility manages the receipt, storage, sorting, packing and distribution of merchandise for its Retail and Direct channels. Retail stores are replenished from this facility and shipped by third-party delivery services, providing its retail stores with a steady flow of new inventory that helps to maintain product freshness. J.Jill’s distribution system is designed to operate in an efficient and cost-effective manner, including its ability to profitably support individual direct orders. In Fiscal Year 2025, the distribution center handled 28 million units, split between 13 million retail (46%) and 15 million direct (54%), and J.Jill believes this facility is sufficient to support its future growth.

The customer contact center is an extension of the J.Jill brand, providing a consistent customer experience at every stage of a purchase across all of its channels. In Fiscal Year 2025, J.Jill managed approximately 3 million customer interactions through its in-house customer contact center in Tilton, New Hampshire. J.Jill’s customer contact center is responsible for nearly all live customer interactions, other than in retail stores, including order taking and further serves as an important feedback loop in gathering customer responses to its brand, product and service. J.Jill continues to refine and improve its contact center strategy and experience to support the constantly evolving digital landscape.

Information Systems

J.Jill uses information systems to support business intelligence and processes across its sales channels. J.Jill continues to invest in information systems and technology to enhance the customer experience and create operating efficiencies including its OMS system upgrade that was completed during the current fiscal year. J.Jill utilizes third-party providers for customer database and customer campaign management, ensuring efficient maintenance of information in a secure, backed-up environment.

Seasonality

While the retail business is generally seasonal in nature, J.Jill has historically not experienced significant seasonal fluctuations in its sales. J.Jill’s merchandise offering drives consistent sales across seasons with no quarter contributing more than 26% of total annual net sales in Fiscal Year 2025.

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

Human Capital

Attracting, retaining, and developing a pool of talent with diverse backgrounds and experiences to drive the success of the J.Jill brand is a key element of its business strategy. As of January 31, 2026, J.Jill employed 1,039 full-time and 2,101 part-time associates. Of these associates, 273 were employed in its headquarters in Quincy, Massachusetts, 2,618 were employed in its retail stores and field management team, and 249 worked in its distribution and customer contact center and administrative office in Tilton, New Hampshire. The number of associates, particularly part-time associates, fluctuates depending upon seasonal needs. J.Jill considers its relations with its associates to be very good.

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

The current domestic and international political environment, including volatile trade relations, conflicts in multiple locations, and the related disruption to shipping lanes (for example, in the Middle East and surrounding areas) and civil unrest have resulted in uncertainty surrounding the future state of the global economy. There is uncertainty with respect to potential changes in trade regulations, sanctions and export controls, which increase volatility in the global economy and foreign currency exchange rates. This environment has affected and may continue to affect production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.

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

Sales through our Direct channel, of which our ecommerce business constitutes the vast majority, accounted for approximately 48% of our total net sales for Fiscal Year 2025. Our business, financial condition and results of operations are dependent on maintaining our ecommerce business and expanding this business is an important part of our strategy to grow through our omnichannel operations. Dependence on our ecommerce business and the continued growth of our Direct channel subjects us to certain risks, including:

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

In particular, the level of customer traffic and volume of customer purchases through our Direct channel, which accounted for approximately 48% of our total net sales for Fiscal Year 2025, is substantially dependent on our ability to provide a content-rich and user-friendly website, widely distributed and informative catalogs, a fun, easy and hassle-free customer experience and reliable delivery of our merchandise. If we are unable to maintain and increase customers’ use of our ecommerce platform, and the volume of purchases declines, our business, financial condition and results of operations could be adversely affected.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent, third-party suppliers for the manufacturing of all our merchandise, primarily through our use of buying agents. In Fiscal Year 2025, approximately 81% of our products were sourced through agents and approximately 19% were sourced directly from suppliers and factories. Our merchandise is manufactured to our specifications primarily by factories outside of the United States. Some of the factors that might affect a supplier’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards are outside of our control, including inclement weather, natural disasters, negative global climate patterns, political and financial instability, including the conflicts or tensions in Europe, the Middle East and other regions, and related sanctions, legal and regulatory developments, strikes, health concerns regarding infectious diseases, and acts of terrorism. Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact the reputation of our brand. Late delivery of merchandise or delivery of merchandise that does not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores for those items. These events could cause us to fail to meet customer expectations, cause our customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, which could result in lost sales.

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

Currently, we source our imported merchandise from 10 countries. The top three by volume are India, Indonesia, and Vietnam and we also source some merchandise from China. In Fiscal Year 2025, approximately 51% of our products were sourced in southeast Asia. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including epidemic or pandemic or the imposition of additional import restrictions, could materially harm our operations. For example, the U.S. government has imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer. Adverse changes in import costs and restrictions, including tariffs, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States has introduced greater uncertainty with respect to future tax and trade regulations. If additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, financial condition and results of operations. In addition, many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in Asia or elsewhere. We compete with other companies for production facilities and import quota capacity. While substantially all foreign purchases of our merchandise are negotiated and paid for in U.S. dollars, the cost of our merchandise may be affected by fluctuations in the value of relevant foreign currencies. In addition, we are engaging in growing the amount of production carried out in other developing countries. These countries may present other risks with regard to infrastructure available to support manufacturing, labor and employee relations, political and economic stability, corruption, regulatory, environmental, health and safety compliance. While we endeavor to monitor and audit facilities where our production is done, any significant events with factories we use can adversely impact our reputation, brand and product delivery.

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

War, terrorism, terror alerts, rumors or threats of war, acts of piracy, civil unrest or other violence and other unsettling geopolitical activity may negatively impact availability of merchandise and/or otherwise adversely impact our business.

In the event of war, terrorism, terror alerts, rumors or threats of war, civil unrest or other violence and other unsettling geopolitical activity, our ability to obtain merchandise available for sale in our stores or on our websites may be negatively impacted. A substantial portion of our merchandise is imported from other countries, see “Interruptions in our third-party, foreign sourcing operations and the relationships with our suppliers and agents could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and increased our costs.” If commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution and customer contact center and stores, as well as fulfilling catalog and website orders. In addition, our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, terror alerts, rumors or threats of terrorist attacks or civil unrest involving public areas could cause people not to visit areas where our stores are located. Other types of violence in malls or in other public areas could lead to lower customer traffic in areas in which we operate stores. If any of these events were to occur, we may be required to suspend operations in some or all of our stores, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may face challenges managing rapidly advancing artificial intelligence in our business which could adversely affect our competitive position.

The evolution of artificial intelligence is occurring at a rapid pace. Artificial intelligence may present an opportunity to create meaningful efficiencies and improve our business performance. If we, our suppliers or our vendors are unable to address artificial intelligence in our business, we could experience a material adverse effect on our consolidated financial position, results of operations, or the market price of our shares. Further any adoption of artificial intelligence by us, our suppliers or our vendors may pose new security challenges.

A delay in approving a budget and/or continuing appropriation legislation to fund the operations of the federal government, failure to raise the borrowing limit for the federal government, and other legislative changes and governmental disruptions could affect consumer confidence directly and indirectly and may thereby negatively impact our revenues and cash available for distributions.

The delay in approving a budget and continuing appropriation legislation to fund the federal government's operations caused many federal agencies to cease or curtail some activities during the fourth quarter of 2013 and for an even longer period of time beginning in the fourth quarter of 2018 and the third quarter of 2025. There can be no assurance that similar action or inaction by federal or state government agencies, or other efforts to reduce government expenditures or growth, will not occur again in future periods, resulting in difficulties and reduce consumer confidence. The reduction in income from both businesses and federal government employees and the possibility of another federal government impasse may adversely affect consumer confidence or may reduce consumer spending. Such events could have a material adverse impact on our consolidated financial statements.

Risks Related to Our Indebtedness

The terms of our term loan credit agreement and asset-based revolving credit facility restrict our operational and financial flexibility, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our term loan credit agreement, dated as of December 12, 2025 (the “Term Loan Credit Agreement” and, such facility, the “Term Loan”), by and among the lenders party thereto from time to time and CCP Agency, LLC, as administrative and as collateral agent, our Asset-Based Revolving credit agreement, dated as of December 1, 2023, by and among the Company, Jill Acquisition LLC, J.Jill Gift Card Solutions, Inc the other guarantors party thereto, the other lenders party thereto, and CIT Finance LLC, as the administrative agent and collateral agent. (as amended, the “ABL Credit Agreement” and, such facility, the “ABL Facility” and, together with the Term Loan, the “Credit Facilities” and, the agreements governing such facilities, the “Credit Agreements”), each contain, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and purchases, pay dividends and distributions, enter into transactions with affiliates, and make payments in respect of junior indebtedness. A failure by us to comply with the covenants contained in our Credit Agreements could result in an event of default under each respective Credit Agreement, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and exercise other remedies as set forth in our Credit Agreements. If the indebtedness under our Credit Agreements were to be accelerated, our future financial condition could be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General.”

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of January 31, 2026, we had $75.0 million aggregate principal amount of borrowings under the Credit Agreements. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See Note 9. Debt to the audited consolidated financial statements included in this Annual Report for more information on our indebtedness.

Having a substantial amount of indebtedness under our Credit Agreements which matures in the near term, and the scheduled maturity dates are in close proximity to each other.

We have a substantial amount of indebtedness under our Credit Agreements, and the scheduled maturity dates of our Credit Agreements are in close proximity to each other. Our Term Loan Credit Agreement will mature on December 12, 2030 and our ABL Facility will mature on May 10, 2028 (or 180 days prior to the maturity date of the Company’s Term Loan Credit Agreement if the maturity date of such Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement). As a result, we can make no assurance that we will be able to refinance these agreements on acceptable terms prior to their maturity dates. Market disruptions or other credit factors, such as rising inflation and higher interest rates, are expected to increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due.

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

We have 14,865,040 outstanding shares of common stock as of January 31, 2026. The number of outstanding shares of common stock includes 7,338,933 shares owned by TowerBrook, as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144.

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

We depend largely upon our information technology systems for all aspects of our operations, including running our website, processing transactions, responding to customer inquiries, managing inventory, purchasing, selling and shipping goods on a timely basis and maintaining cost-efficient operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Damage to or interruption of our information technology systems may require a significant investment to fix or replace the affected system, and we may suffer interruptions in our operations as a result. In addition, costs and interruptions associated with the implementation of new or upgraded systems and technology, such as our recently implemented OMS and POS systems, or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

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

During Fiscal 2025, we experienced leadership transitions, including the appointment of a new President and Chief Executive Officer. While we believe this transition was managed in an orderly manner and we are confident in our current leadership team, leadership changes inherently involve risks, including potential disruptions to operations, loss of institutional knowledge, changes in strategic direction and uncertainty among employees, customers and business partners. The failure to successfully integrate, onboard, retain and motivate key personnel, including members of our executive management team, could adversely affect our business, results of operations and financial condition.

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

Risks Related to Legal, Regulatory, Accounting and Compliance Matters

Changes to U.S. tariff and customs policy, including the elimination of the de minimis exemption, may materially increase product costs and negatively affect margins.

As a result of the increased tariffs since April 2025, the cost of inventory in the United States has increased. The United States also eliminated the de minimis duty-free exemption for certain shipments effective May 2, 2025, and an Executive Order extends this elimination globally beginning August 29, 2025, with legislation enacted to repeal the statutory exemption entirely by July 1, 2027. The countries from which we source the majority of our products are now subject to higher tariffs on imports into the United States.

There has been significant volatility in U.S. tariff and customs policy recently, with frequent changes in rates, sudden elimination or reinstatement of exemptions, shifts in implementation dates, and reversals of prior actions. In addition, there is uncertainty around how tariff rules will be applied to goods routed through third countries (transshipment), which could affect the level of duties imposed and our overall product costs. This volatility makes it more difficult to forecast costs, plan our global supply chain, and provide reliable financial guidance. Policy changes often require rapid operational adjustments that can increase costs and reduce efficiency. Announcements of tariff and custom changes, as well as our disclosures of their potential impacts, have at times contributed to fluctuations in our stock price. We expect such volatility and uncertainty to continue, posing ongoing challenges to our operations, financial planning, and investor communications.

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

In Fiscal Year 2025, the Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method. The Company incurred $0.7 million of impairment charges related primarily to leasehold improvements and right-of-use assets.

Goodwill and identifiable intangible assets represent a significant portion of our total assets and any impairment of these assets, or other changes in accounting standards or assumptions, could adversely affect our results of operations.

Our goodwill and indefinite-lived intangible assets, which consist of goodwill from the controlling interest in the company held by JJill Holdings, Inc. and JJill Topco Holdings, LP, and our trade name, represented a significant portion of our total assets as of January 31, 2026. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business. If in conducting an impairment evaluation we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset. If a significant amount of our goodwill and identifiable intangible assets were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

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

Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results. Developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity. In particular, the implementation of an increase to the corporate income tax rate for U.S. corporations could adversely impact our liquidity, business, financial condition and results of operations. Changes in tax laws result in uncertainty as to how tax laws will be applied to us and require us to perform computations that were not required previously. For example, the One Big Beautiful Bill Act enacted on July 4, 2025, introduced several changes to corporate taxation which may impact how our earnings are taxed.

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

The governance of our risk management program is a partnership between our cross functional management team and our Board. This program includes both a cyber team, as well as an Enterprise Risk Management (“ERM”) program led by our Head of Compliance. Our Chief Information Officer ("CIO"), who retired effective February 2026, had over 30 years of information technology experience, including over 4 years of direct oversight of information security. Our Information Security and Compliance Director, who has over 25 years of information technology experience, is currently leading our cyber team until a new CIO is appointed. Risk oversight for both our cyber and ERM programs is primarily the responsibility of the Audit Committee of the Board who receive quarterly updates, at a minimum, with additional updates shared to the full Board on a recurring basis. The Audit Committee includes members of the Board of Directors who possess backgrounds and experience which we believe enable them to provide effective oversight of our IT and cybersecurity risks.

Cyber Security Team

Our cross functional cyber security team is responsible for the overall information security strategy, risk assessment, cyber threat detection and response, and execution of an ongoing cyber program. The goal of this team is to lower the impact and likelihood of persistent threats to the extent feasible, including safeguarding of key information and the integrity of key systems. We also partner with third-party vendors to enhance our program including monitoring, pen testing, and other assessments and programs. Additionally, the Company has implemented certain information security measures which include security reviews, as well as internal training and testing programs. We have implemented transition measures to maintain consistent oversight of our cybersecurity risk management program through existing governance structure including the Executive Steering Committee, Audit Committee and Board.

Enterprise Risk Management (ERM) Program

Our cyber risks are included in our ERM program. Our ERM program is led by our Senior Director of Compliance and Internal Audit who has over 10 years of cyber security experience and has oversight from our Audit Committee. This program includes a cross functional team including our senior leadership team and other key members of management. Risk reduction plans are developed and updates are regularly assessed by the team. Our Audit Committee provides oversight and is briefed quarterly, at a minimum. In the event a cyber incident should occur, there are additional steps taken to mitigate cybersecurity risks and incidents.

As of the date of this filing, we are not aware of any current cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition.

Item 2. Properties

We are headquartered in Quincy, Massachusetts. Our principal executive offices are leased under a lease agreement expiring in January 2027. Our 520,000 square foot distribution and customer contact center, located in Tilton, New Hampshire, supports both our Retail and Direct channels and is leased under a lease agreement expiring in September 2030, with options to renew thereafter. We consider these properties to be in good condition and believe that our facilities are adequate for operations and provide sufficient capacity to meet our anticipated future requirements.

As of January 31, 2026, we operated 256 stores in 42 states. Of these stores, approximately half are located in lifestyle centers and half in premium malls. The average size of our stores is approximately 3,700 square feet. All of our retail stores are leased from third parties and new stores historically have had terms of ten years. The weighted-average remaining lease term is 5.07 years. A portion of our leases have options to renew for periods up to five years. Generally, store leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. We renegotiate with landlords to obtain more favorable terms as opportunities arise.

The current terms of our leases expire as follows:

Fiscal Years Lease Terms Expire	Number of Stores
2026 – 2028	156
2029 – 2031	74
2032 – 2034	15
2035 and later	11

The table below sets forth the number of retail stores by state that we operated as of January 31, 2026.

	Number		Number		Number
State	of Stores	State	of Stores	State	of Stores
Alabama	4	Kentucky	2	New York	12
Arizona	5	Louisiana	5	North Carolina	10
Arkansas	3	Maine	1	Ohio	9
California	20	Maryland	6	Oklahoma	3
Colorado	7	Massachusetts	11	Oregon	5
Connecticut	7	Michigan	8	Pennsylvania	13
Delaware	2	Minnesota	7	Rhode Island	1
Florida	14	Mississippi	2	South Carolina	5
Georgia	11	Missouri	4	Tennessee	8
Idaho	1	Nebraska	1	Texas	17
Illinois	13	Nevada	1	Utah	1
Indiana	3	New Hampshire	1	Virginia	8
Iowa	2	New Jersey	11	Washington	5
Kansas	2	New Mexico	1	Wisconsin	4

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading publicly on the NYSE under the symbol “JILL” on March 9, 2017. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the Fiscal Years 2025 and 2024 quarters ended, respectively:

	Fiscal Year 2025		Fiscal Year 2024
	High	Low	High	Low
First	$27.13	$14.37	$32.96	$23.41
Second	$18.37	$13.36	$40.61	$27.46
Third	$18.80	$14.67	$36.20	$23.66
Fourth	$17.23	$13.32	$30.40	$23.95

Holders of Record

As of January 31, 2026, there were approximately 21 holders of record of our common stock. This number does not include beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends

During Fiscal Year 2025, the Board declared a quarterly cash dividend payment of $0.08 per share of common stock (the “Dividend”). During Fiscal Year 2025, the Company paid $4.9 million in dividends.

During Fiscal Year 2024, beginning in the second quarter, the Board declared a quarterly cash dividend payment of $0.07 per share of common stock. During Fiscal Year 2024, the Company paid $2.9 million in dividends. We did not pay any dividends on our common stock in Fiscal Year 2023.

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

Subsequent Events

On March 31, 2026, the Board declared a cash dividend of $0.09 per share, payable on April 28, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of April 14, 2026.

Performance Graph

The following graph shows a comparison from January 30, 2021 through January 31, 2026, of the cumulative total return for our common stock, the S&P 500 Index and SPDR S&P Retail Exchange Traded Fund (ETF). The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the S&P Apparel Retail Index as of the market close on January 30, 2021. Such returns are based on historical results and are not intended to suggest future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
November 2, 2025 - November 29, 2025	—	$—	—	$17,960,223
November 30, 2025 - January 3, 2026	210,091	14.36	210,091	14,943,059
January 4, 2026 - January 31, 2026	56,800	14.28	56,800	14,132,040
	266,891		266,891
(a)
On December 6, 2024, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock. Under the authorization, shares of Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations of the Exchange Act and share repurchase parameters determined by the Board. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. Total number of shares purchased are determined based on the settlement date of such trades. As of January 31, 2026, the Company had $14.1 million of availability remaining under its stock repurchase authorization.
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

We operate on a 52 or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year is generally comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. References in this Annual Report to “Fiscal Year 2025” refer to the fiscal year ended January 31, 2026, references to the “Fiscal Year 2024” refer to the fiscal year ended February 1, 2025 and references to “Fiscal Year 2023” refer to the fiscal year ended February 3, 2024. Fiscal Years 2025 and 2024 are comprised of 52 weeks and Fiscal Year 2023 is comprised of 53 weeks.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for Fiscal Years 2025 and 2024. For the discussion comparing the Fiscal Years 2024 and 2023, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal Year 2024 Form 10-K, which was filed with the United States Securities and Exchange Commission on April 1, 2025.

All references in this Annual Report to "J.Jill", "we", "our", "us", "the Company" or similar terms are to J.Jill, Inc. and its subsidiaries.

Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 256 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston.

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

The variability in COGS is due to raw materials, transportation, freight costs, and tariffs. These costs fluctuate based on certain factors beyond our control, including labor conditions, inbound transportation or freight costs, energy prices, currency fluctuations and commodity prices. We place orders with merchandise suppliers in U.S. dollars and, as a result, are not exposed to significant foreign currency exchange risk.

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

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA Margin. Adjusted EBITDA, represents net income plus (less) depreciation and amortization, income tax provision, interest expense, interest expense – related party, interest income, equity-based compensation expense, write-off of property and equipment, amortization of cloud-based software implementation costs, loss on extinguishment of debt, loss on debt refinancing, adjustment for exited retail stores, impairment of long-lived assets, gain/loss due to hurricane, and other non-recurring items, primarily consisting of non-ordinary course professional fees, non-employee share-based payments, CEO transition costs, severance expense and legal settlements and fees associated with certain non-recurring transactions and events. We present Adjusted EBITDA on a consolidated basis because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance of our business and for evaluating on a quarterly and annual basis actual results against such expectations. Further, we recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. Adjusted EBITDA margin represents, for any period, Adjusted EBITDA as a percentage of net sales.

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

Reconciliation of Net Income to Adjusted EBITDA and Calculation of Adjusted EBITDA Margin

Fiscal Year Ended January 31, 2026 compared to Fiscal Year Ended February 1, 2025, both comprised of 52-weeks, and Fiscal Year Ended February 3, 2024 which is comprised of 53-weeks.

The following table provides a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented:

	For the Fiscal Year Ended
(in thousands)	January 31, 2026	February 1, 2025	February 3, 2024
Statements of Operations Data:
Net income	$27,891	$39,483	$36,201
Add (Less):
Depreciation and amortization	21,215	21,337	22,931
Income tax provision	11,162	14,498	13,164
Interest expense	10,433	15,701	25,699
Interest expense - related party	—	—	1,074
Interest income	(1,992)	(2,550)	(2,790)
Adjustments:
Equity-based compensation expense (a)	5,376	6,510	3,762
Write-off of property and equipment (b)	218	105	70
Amortization of cloud-based software implementation costs (c)	2,238	882	620
Loss on extinguishment of debt (d)	—	8,570	—
Loss on debt refinancing (e)	3,116	—	12,702
Adjustment for exited retail stores (f)	(242)	(843)	(767)
Impairment of long-lived assets (g)	684	772	189
(Gain)/loss due to hurricane (h)	(1,102)	2	—
Other non-recurring items (i)	5,345	2,673	2
Adjusted EBITDA	$84,342	$107,140	$112,857
Net sales	$596,549	$610,857	$608,043
Adjusted EBITDA margin	14.1%	17.5%	18.6%

(a)
Represents expenses associated with equity incentive instruments granted to our management and board of directors (the “Board”). Incentive instruments are accounted for as equity-classified awards with the related compensation expense recognized based on fair value at the date of the grant.
(b)
Represents the net gain or loss on the disposal of fixed assets.
(c)
Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within Selling, general and administrative expenses. Adjusted EBITDA for fiscal year ended February 3, 2024 has been restated to include such adjustments to Net income.
(d)
Represents loss on the prepayment of a portion of the term loan (the “Term Loan Credit Agreement” and, such facility, the “Term Loan Facility”).
(e)
Represents loss on the repayment of 2023 Term Loan Credit Agreement (the “2023 Term Loan Credit Agreement”) in December 2025, and the Priming Term Loan Credit Agreement (the “Priming Credit Agreement”) and Subordinated Term Loan Credit Agreement (the “Subordinated Credit Agreement”) that were repaid in April 2023.
(f)
Represents non-cash gains associated with exiting store leases earlier than anticipated.
(g)
Represents impairment of long-lived assets related to right-of-use assets and leasehold improvements.
(h)
Represents (gain)/loss on write-off of property and equipment and inventory at one store location due to hurricane and insurance recovery received in 2024 and the gain on expected insurance recovery recognized in 2025.
(i)
Represents items management believes are not indicative of ongoing operating performance, including CEO transition costs, severance expense, non-ordinary course legal and professional fees, non-employee share-based payments, and legal settlements and fees.

Items Affecting the Comparability of our Results of Operations

53rd week. The Company’s fiscal year ends on the Saturday that is closest to January 31, resulting in an additional week of results every five or six years. Fiscal Year 2023 contained 53-weeks of operations whereas the Fiscal Years 2025 and 2024 contained 52-weeks of operations. The 53rd week added approximately $7.9 million to net sales and $2.2 million to Adjusted EBITDA for Fiscal Year 2023.

Loss on extinguishment of debt. For Fiscal Year 2024, the Company recognized a loss on extinguishment of debt of $8.6 million related to the voluntary prepayment of a portion of the prior Term Loan Credit Agreement. No such loss was incurred by the Company during Fiscal Year 2025.

Loss on debt refinancing. For Fiscal Year 2025, the Company recognized a loss on debt refinancing of $3.1 million related to entering into its new Term Loan Credit Agreement and the repayment of the 2023 Term Loan Credit Agreement in December 2025. No such loss was incurred by the Company during Fiscal Year 2024.

Results of Operations

Fiscal Year Ended January 31, 2026 compared to Fiscal Year Ended February 1, 2025.

The following table summarizes our consolidated results of operations for the periods indicated:

	For the Fiscal Year Ended
(in thousands)	January 31, 2026		February 1, 2025		Change from Fiscal Year Ended February 1, 2025 to Fiscal Year Ended January 31, 2026
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$596,549	100.0%	$610,857	100.0%	$(14,308)	(2.3)%
Costs of goods sold	186,804	31.3%	181,001	29.6%	5,803	3.2%
Gross profit	409,745	68.7%	429,856	70.4%	(20,111)	(4.7)%
Selling, general and administrative expenses	358,451	60.1%	353,382	57.9%	5,069	1.4%
Impairment of long-lived assets	684	0.1%	772	0.1%	(88)	(11.4)%
Operating income	50,610	8.5%	75,702	12.4%	(25,092)	(33.1)%
Loss on extinguishment of debt	—	0.0%	8,570	1.4%	(8,570)	(100.0)%
Loss on debt refinancing	3,116	0.5%	—	0.0%	3,116	100.0%
Interest expense	10,433	1.7%	15,701	2.6%	(5,268)	(33.6)%
Interest income	(1,992)	(0.3)%	(2,550)	(0.4)%	558	21.9%
Income before provision for income taxes	39,053	6.5%	53,981	8.8%	(14,928)	(27.7)%
Income tax provision	11,162	1.9%	14,498	2.4%	(3,336)	(23.0)%
Net income	$27,891	4.7%	$39,483	6.5%	$(11,592)	(29.4)%

Net Sales

Net sales for Fiscal Year 2025 decreased $14.3 million or 2.3%, to $596.5 million from $610.9 million for Fiscal Year 2024. The decrease in net sales was primarily due to total company comparable sales decrease of 3.1%. The decrease in total company comparable sales was primarily driven by a decline in unit sales partially offset by an increase in the average unit retail price.

Our Direct channel was responsible for 48.2% of our net sales in Fiscal Year 2025 compared to 47.5% in Fiscal Year 2024. Our Retail channel was responsible for 51.8% of our net sales in Fiscal Year 2025 and 52.5% in Fiscal Year 2024. We operated 256 and 252 retail stores at the end of these same periods, respectively.

Gross Profit and Cost of Goods Sold

Gross profit for Fiscal Year 2025 decreased $20.1 million, or 4.7%, to $409.7 million from $429.9 million for Fiscal Year 2024. The gross margin for Fiscal Year 2025 was 68.7% compared to 70.4% for Fiscal Year 2024. The decrease of gross margin in Fiscal Year 2025 was primarily driven by higher full-price promotional rates, higher mix of markdown sales, and increased tariffs, compared to Fiscal Year 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal Year 2025 increased $5.1 million, or 1.4%, to $358.5 million from $353.4 million for Fiscal Year 2024. The increase is primarily driven by $3.6 million in CEO transition costs, and severance-related expenses partially offset by a decrease in legal fees, $4.1 million occupancy fees due to higher lease expenses, $2.5 million in shipping, $2.0 million in telecommunication primarily driven by application hosting expenses, a decrease of capitalized payroll of $1.0 million, a loss on right of use ("ROU") assets of $0.6 million and increase in sales tax assessment of $0.4 million. The increase was partially offset by a decrease of $8.0 million in compensation and benefits and management incentive expense and the recognition of a $1.1 million gain for hurricane-related insurance claims.

Impairment of long-lived assets

Impairment of long-lived assets for Fiscal Year 2025 decreased by $0.1 million, or 11.4% to $0.7 million from $0.8 million for Fiscal Year 2024. Our Fiscal Year 2025 results include $0.4 million of impairment charges for long-lived assets (leasehold improvements, and furniture, fixtures and equipment), and our Fiscal Year 2024 results include $0.5 million of impairment charges for long-lived assets (leasehold improvements, and furniture, fixtures and equipment).

Loss on Extinguishment of Debt

For Fiscal Year 2024, the Company recognized a loss on extinguishment of debt of $8.6 million related to the voluntary prepayment of a portion of the 2023 Term Loan Credit Agreement. No such loss was incurred by the Company during Fiscal Year 2025.

Loss on debt refinancing

For Fiscal Year 2025, the Company recognized a loss on debt refinancing of $3.1 million related to entering into a new Term Loan Credit Agreement and the repayment of the 2023 Term Loan Credit Agreement. No such loss was incurred by the Company during Fiscal Year 2024.

Interest Expense

Interest expense was $10.4 million and $15.7 million for Fiscal Years 2025 and 2024, respectively. The decrease was primarily due to a lower debt balance for Fiscal Year 2025.

Interest expense consists primarily of interest expense, including amortization of original issue discounts and capitalized financing fees and expenses, on the Company’s term loan credit agreements, as well as amortization of deferred financing costs related to the Company’s asset-based revolving credit facility agreement (the “ABL Credit Agreement” and, such facility, the “ABL Facility”), for Fiscal Years 2025 and 2024.

Interest Income

For Fiscal Year 2025, the Company earned interest on cash of $2.0 million, compared to $2.6 million for Fiscal Year 2024.

Income Tax Provision

The income tax provision for Fiscal Year 2025 was $11.2 million compared to $14.5 million for Fiscal Year 2024. Our effective tax rates were 28.6% and 26.9%, respectively. The effective tax rate during Fiscal Year 2025 differs from the federal statutory rate of 21.0% due primarily to the impacts of (i) state and local income taxes and (ii) executive compensation limitations. Refer to Note 14. Income Taxes to the consolidated financial statements for additional income tax information.

The effective tax rate for Fiscal Year 2024 differs from the federal statutory rate of 21.0% due primarily to the impacts of (i) state and local income taxes and (ii) executive compensation limitations.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the new Term Loan Credit Agreement are met. As of January 31, 2026, we had $41.0 million in cash and cash equivalents and $35.7 million of total availability under our $40.0 million ABL Facility. In addition, through our shelf registration statement on file with the SEC or through private transactions, and depending on conditions prevailing in the public and private capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

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

Credit Facilities

On December 12, 2025, the Company and Jill Acquisition LLC (the "Borrower") entered into a new Term Loan Credit Agreement (the “2025 Term Loan Credit Agreement”), with the lenders party thereto from time to time and CCP Agency, LLC, as administrative agent and as collateral agent. The 2025 Term Loan Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $75.0 million with a maturity date of December 12, 2030 (the “2025 Term Loan Facility”). As of January 31, 2026, the outstanding principal balance under the 2025 Term Loan Credit Agreement was $75.0 million.

The proceeds from the 2025 Term Loan Facility were used to pay off in full all outstanding principal balance under the 2023 Term Loan Credit Agreement dated as of April 5, 2023. All security interests and liens granted in connection with the 2023 Term Loan Credit Agreement were released.

The Term Loan Facility is to be repaid in quarterly payments of $468,750 on the last Business Day of each Fiscal Quarter of the Borrower, commencing with the Fiscal Quarter ending May 2, 2026, until January 30 2027 and of $187,500 commencing on the Fiscal Quarter ending May 1, 2027 and each Fiscal Quarter thereafter, with the remaining aggregate principal amount of Initial Term Loans then outstanding to be paid on maturity on December 12, 2030. Additionally, the Term Loan Facility is subject to mandatory repayment, subject to certain exceptions, including (i) 100% of the net proceeds of any issuance or incurrence of indebtedness other than debt permitted in the Term Loan Credit Agreement, (ii) 100% of the net cash proceeds of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, and (iii) an annual payment ranging from 25%-75%, based on the First Lien Net Leverage Ratio, of the annual Excess Cash Flow (“ECF”), less certain voluntary prepayments made during the year, as defined in the Term Loan Credit Agreement.

The Term Loan Facility may be voluntarily prepaid after the one-year anniversary without premium or penalty but on or prior to the one-year anniversary, subject to a premium of 1.0% of the aggregate principal amount being prepaid.

The Company also has a $40.0 million ABL Facility, which matures on May 10, 2028, subject to a springing maturity provision. The ABL Facility consists of revolving loans and swing line loans. Borrowings classified as revolving loans under the ABL Facility may be maintained as either Term SOFR or Base Rate loans, each of which has a variable interest rate plus an applicable margin. Borrowings classified as swing line loans under the ABL Facility are Base Rate loans. Term SOFR loans under the ABL Facility accrue interest at a rate equal to Term SOFR plus a spread ranging from 1.50% to 1.75%, depending on borrowing amounts. Base Rate loans under the ABL Facility accrue interest at a rate equal to (i) the greatest of (a) the financial institution’s prime rate, (b) the overnight Federal Funds Effective Rate plus 0.50%, (c) Adjusted Term SOFR (as adjusted by any Floor) plus 1.00% (ii) a spread ranging from 0.50% to 0.75%, depending on borrowing amounts.

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. The Company had no short-term borrowings under the ABL Facility as of January 31, 2026. Based on the terms of the agreement, the ABL Facility is reduced by the amount of outstanding letters of credit. As of January 31, 2026, the Company’s available borrowing capacity under the ABL Facility was $35.7 million.

The Company’s credit facilities contain customary negative and financial covenants, including restrictions on additional indebtedness, liens, investments, dividends and distributions, affiliate transactions, and payments on junior indebtedness. As of January 31, 2026, the Company is in compliance with all such covenants. See Note 9. Debt to the consolidated financial statements included in this Annual Report for additional information.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Fiscal Year Ended
(in thousands)	January 31, 2026	February 1, 2025	February 3, 2024
Net cash provided by operating activities	$42,144	$65,036	$63,313
Net cash used in investing activities	(18,915)	(17,755)	(16,934)
Net cash used in financing activities	(17,641)	(74,026)	(71,260)

Net Cash provided by Operating Activities

Net cash provided by operating activities during Fiscal Year 2025 decreased $22.9 million compared to Fiscal Year 2024. The decrease during Fiscal Year 2025 was driven by lower net income of $11.6 million and changes in operating assets and liabilities of $9.8 million, and by adjustments to reconcile net income to net cash from operations of $1.5 million. The change in operating assets and liabilities was driven by changes in accrued expenses and other current liabilities of $7.4 million mainly due to lower interest expense and management incentive accruals and the settlement of prior-period tax and operating liabilities, lower cash inflows relating to timing of payments for accounts payable of $5.0 million, largely reflecting higher merchandising payables, prepaid and other current assets of $2.0 million, operating lease assets and liabilities of $1.3 million due primarily to lease amortization, and increased payments for inventories of $0.7 million mainly due to timing of the receipt of goods and tariffs. These changes were partially offset by the timing of payments related to other noncurrent assets and liabilities of $5.9 million driven by capitalized cloud-based software implementation costs, and increase in accounts receivable of $0.7 million.

Net cash provided by operating activities during Fiscal Year 2025 was $42.1 million. Key elements of cash provided by operating activities were (i) net income of $27.9 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $34.8 million, primarily driven by $21.2 million of depreciation and amortization, equity-based compensation of $5.4 million, deferred income taxes of $5.0 million and the loss on debt refinancing of $3.1 million, and (iii) uses of cash of $20.6 million for net operating assets and liabilities.

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

Net Cash used in Investing Activities

Net cash used in investing activities during Fiscal Year 2025 was $18.9 million, an increase of $1.2 million as compared to Fiscal Year 2024, representing purchases of property and equipment related investments in stores and software and technology related investments.

Net Cash used in Financing Activities

Net cash used in financing activities during Fiscal Year 2025 decreased by $56.4 million as compared to Fiscal Year 2024. The change was primarily driven by principal repayments on the 2023 Term Loan, partially offset by the proceeds from the issuance of common stock in Fiscal Year 2024, partially by share repurchase costs and higher dividends paid in Fiscal Year 2025.

Net cash used in financing activities during Fiscal Year 2025 was $17.6 million, primarily consisting of share repurchase costs, net of commission and fees, surrender of shares to pay withholding taxes, and quarterly cash dividends paid to shareholders.

Net cash used in financing activities during Fiscal Year 2024 was $74.0 million, which was driven by principal repayments and prepayment premium on the Term Loan and dividends paid to common shareholders, partially offset by proceeds from the issuance of common stock, net of underwriting costs.

Dividends

During the fiscal year ended January 31, 2026, the Company declared and paid dividends of $4.9 million to stockholders of the Company’s common stock. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital.

For the fiscal year ended February 1, 2025, the Company declared and paid dividends of $2.9 million to stockholders of the Company’s common stock.

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

Capitalization

The Company’s long-term debt consisted of the following:

Carrying Value of Debt
January 31, 2026
Term Loan Facility (principal of $75,000)	$73,310
Less: Current portion	(1,875)
Net long-term debt	$71,435

The Company had no short-term borrowings under the Company’s ABL Facility as of January 31, 2026. The Company had outstanding letters of credit in the amount of $4.3 million and had a maximum additional borrowing capacity of $35.7 million as of January 31, 2026.

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

Sales Return Reserve

The Company has a return policy where merchandise returns will be accepted within 60 days of the original purchase date. At the time of sale, the Company records an estimated sales reserve for merchandise returns based on historical prior returns experience and expected future returns. The estimated sales reserve is recorded as a return asset (and corresponding adjustment to cost of goods sold) for the cost of inventory and a return liability for the amount to settle the return with a customer (and a corresponding adjustment to revenue). The return asset and return liability are recorded in Prepaid expenses and other current assets, and Accrued expenses and other current liabilities, respectively, in the consolidated balance sheets. The Company collects and remits sales and use taxes in all states in which retail and direct sales occur and taxes are applicable. These taxes are reported on a net basis and are thereby excluded from revenue. The Company revised its methodology for estimating the sales return reserve in the first quarter of Fiscal 2025. See Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements presented elsewhere in this Annual Report for additional information.

Gift Cards

The Company sells gift cards without expiration dates to customers. The Company does not charge administrative fees on unused gift cards. Proceeds from the sale of gift cards are recorded as a contract liability until the customer redeems the gift card or when the likelihood of redemption is remote. Based on historical experience, the Company estimates the value of outstanding gift cards that will ultimately not be redeemed ("gift card breakage") that is not required to be escheated under statutory unclaimed property laws. This gift card breakage is recognized as revenue over the time period established by the Company’s historical gift card redemption pattern.

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

During Fiscal Years 2025, 2024 and 2023 we did not record any impairment to our goodwill. During Fiscal Year 2023, we performed a quantitative assessment of goodwill. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

We did not record any impairment losses related to the trade name during Fiscal Years 2025, 2024 and 2023. During Fiscal Year 2023, we performed a quantitative assessment of our trade name. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

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

During Fiscal Year 2025, we assessed the carrying values of right-of-use assets and property and equipment as described above. During Fiscal Year 2025, the Company recorded noncash impairment charges of $0.4 million related to leasehold improvements at certain store locations driven by the actual performance at these locations and $0.3 million related to a right-of-use assets at certain store locations. During Fiscal Year 2024, the Company recorded noncash impairment charges of $0.5 million related to leasehold improvements at certain store locations driven by the actual performance at these locations and $0.3 million related to a right-of-use asset driven by revised sublease assumptions of one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019. During Fiscal Year 2023, the Company recorded impairment charges of $0.2 million related to leasehold improvements at certain store locations driven by the actual performance at these locations.

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

Self-Insured Group Health Insurance Reserves

In Fiscal Year 2024, the Company transitioned to a self-insured group health insurance program up to certain stop-loss limits. Such costs are accrued based on known claims and an estimation of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.

Recent Accounting Pronouncements

See Note 3. Accounting Standards to our audited consolidated financial statements included elsewhere in this Annual Report for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under the Credit Facilities, each of which bear interest at variable rates as defined in the respective agreements described above. As of January 31, 2026, there was an outstanding balance of $75.0 million under the Term Loan Facility. There were no outstanding borrowings under the ABL Facility. We currently do not engage in any interest rate hedging activity. Based on the schedule of outstanding borrowings as of January 31, 2026, a 10% change in our current interest rate would have affected net income by $4.2 million during Fiscal Year 2025.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2026, the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide such reasonable assurance.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026, and has expressed an unqualified opinion in their report which appears in the Annual Report.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our Fiscal Year 2025 and is incorporated herein by reference.

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

10.14

Term Loan Credit Agreement, dated as of December 12, 2025, by and among J.Jill, Inc., as holdings, Jill
Acquisition LLC, as the borrower, the lenders party thereto from time to time and CCP Agency, LLC, as administrative agent and as collateral agent (incorporated by reference from Exhibit 10.1 to the
Company's Form 8-K filed on December 15, 2025 (File No. 001-38026)).

10.15

Warrant Agreement, dated as of October 2, 2020, by and among J.Jill, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K, filed on October 2, 2020 (File No. 001-38026)).

10.16

Amendment to Warrant Agreement, amended as of December 4, 2020, by and among J.Jill, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q, filed on December 11, 2020 (File No. 001-38026)).

10.17

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

10.19	Stockholders Agreement, dated as of March 14, 2017 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-38026)).

10.20†

Form of Stock Option Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan. (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

Exhibit Number	Exhibit Description
10.21†

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on February 27, 2017 (File No. 333-215993)).

10.22

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

10.24†	J.Jill, Inc. Employee Stock Purchase Plan. (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, filed on April 13, 2018 (File No. 001-38026)).

10.25†

Form of Restricted Stock Unit Award Agreement for Vice Presidents and Above under the J.Jill, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed on April 11, 2018 (File No. 001-38026)).

10.26†

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

10.30†

Employment Agreement, dated as of February 20, 2025, by and between Mary Ellen Coyne and J.Jill, Inc.

(incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed on June 11, 2025 (File No.

001-38026)).

10.31†

Offer Letter, dated as of July 23, 2018, by and between Shelley Liebsch and J.Jill, Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed on June 11, 2025 (File No. 001-38026)).

10.32†

Offer Letter, dated as of December 14, 2018, by and between Elliot Staples and J.Jill, Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q, filed on June 11, 2025 (File No. 001-38026)).

10.33†

Retention Agreement, dated as of December 15, 2024 by and between Elliot Staples and J.Jill, Inc.

(incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q, filed on June 11, 2025 (File No.

001-38026)).

10.34†

Retention Agreement, dated as of March 13, 2025, by and between Maria Martinez and J.Jill, Inc.
(incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q, filed on June 11, 2025 (File No.
001-38026)).

10.35†

Restricted Stock Unit Award Agreement, dated February 18, 2021, by and between Claire Spofford and J. Jill, Inc.) (incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed on February 19, 2021 (File No. 333-253275)).

Exhibit Number	Exhibit Description

10.36†	Amendment No. 1 Executive Employment Agreement effective February 15, 2024 (incorporated by reference from Exhibit 10.1 to the Company's 10-Q, filed December 5, 2023 (File No. 001-38026)).

10.37

Form of Retention Agreement, dated as of December 13, 2025, by and between Mark Webb and J.Jill, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K/A, filed on December 18, 2024 (File No. 001-38026)).

10.38*	Consulting Service Agreement, dated as of December 9, 2024, by and between Elm St Advisors, LLC and Jill Acquisition LLC

10.39

Amendment No. 1 to Consulting Service Agreement, dated as of March 11, 2025, by and between Elm St Advisors, LLC and Jill Acquisition LLC (incorporated by reference from Exhibit 10.36 to the Company’s Form 10-K, filed on April 1, 2025 (File No. 001-38026)).

10.40†	J.Jill, Inc. Amended and Restated 2017 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company's Form 8-K filed on June 6, 2025 (File No. 001-38026)).

19.1	Securities Trading Policy (incorporated by reference from Exhibit 19.1 to the Company’s Form 10-K, filed on April 1, 2025 (File No. 001-38026)).

21.1	Subsidiaries of J.Jill, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K, filed on April 28, 2017 (File No. 001-30826)).

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	J.Jill, Inc. Clawback Policy (incorporated by reference from Exhibit 97.1 to the Company’s Form 10-K, filed on April 1, 2025 (File No. 001-38026)).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page formatted as inline XBRL and contained in Exhibits 101

* Filed herewith.

† Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.Jill, Inc.

Date: March 31, 2026	By:	/s/ Mary Ellen Coyne
Mary Ellen Coyne
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary Ellen Coyne	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2026
Mary Ellen Coyne

/s/ Mark Webb	Executive Vice President, Chief Financial and Operating Officer (Principal Financial Officer and Principal Operating Officer)	March 31, 2026
Mark Webb

/s/ Michael Rahamim	Chairman of the Board of Directors	March 31, 2026
Michael Rahamim

/s/ Courtnee Chun	Director	March 31, 2026
Courtnee Chun

/s/ Andrew Rolfe	Director	March 31, 2026
Andrew Rolfe

/s/ Jyothi Rao	Director	March 31, 2026
Jyothi Rao

/s/ Michael Recht	Director	March 31, 2026
Michael Recht

/s/ Michael Eck	Director	March 31, 2026
Michael Eck

/s/ Shelley Milano	Director	March 31, 2026
Shelley Milano

J.Jill, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

J.Jill, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J.Jill, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations and comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 31, 2026 expressed an unqualified opinion.

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

March 31, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

J.Jill, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J.Jill, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2026, and our report dated March 31, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 31, 2026

J.Jill, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$41,015	$35,427
Accounts receivable, net	4,322	5,017
Inventories, net	70,066	61,295
Prepaid expenses and other current assets	25,786	20,291
Total current assets	141,189	122,030
Property and equipment, net	56,794	55,325
Intangible assets, net	56,322	61,015
Goodwill	59,697	59,697
Operating lease assets, net	128,944	112,303
Other assets	7,270	7,329
Total assets	$450,216	$417,699
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$57,650	$51,980
Accrued expenses and other current liabilities	30,864	40,479
Current portion of long-term debt	1,875	—
Current portion of operating lease liabilities	40,259	34,649
Total current liabilities	130,648	127,108
Long-term debt, net of discount and current portion	71,435	69,419
Deferred income taxes	14,403	9,389
Operating lease liabilities, net of current portion	111,231	104,751
Other liabilities	1,000	1,263
Total liabilities	328,717	311,930
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 15,522,614 and 15,344,053 shares issued at January 31, 2026 and February 1, 2025 respectively; and 14,865,040 and 15,324,222 shares outstanding at January 31, 2026 and February 1, 2025, respectively	157	153
Additional paid-in capital	240,981	242,781
Treasury stock, at cost, 657,574 shares and 19,831 shares at January 31, 2026 and February 1, 2025, respectively	(10,888)	(523)
Accumulated deficit	(108,751)	(136,642)
Total shareholders’ equity	121,499	105,769
Total liabilities and shareholders’ equity	$450,216	$417,699

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	For the Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$596,549	$610,857	$608,043
Costs of goods sold (exclusive of depreciation and amortization)	186,804	181,001	177,261
Gross profit	409,745	429,856	430,782
Selling, general and administrative expenses	358,451	353,382	344,543
Impairment of long-lived assets	684	772	189
Operating income	50,610	75,702	86,050
Loss on extinguishment of debt	—	8,570	—
Loss on debt refinancing	3,116	—	12,702
Interest expense	10,433	15,701	25,699
Interest expense - related party	—	—	1,074
Interest income	(1,992)	(2,550)	(2,790)
Income before provision for income taxes	39,053	53,981	49,365
Income tax provision	11,162	14,498	13,164
Net income and total comprehensive income	$27,891	$39,483	$36,201
Per share data (Note 16):
Net income per common share:
Basic	$1.84	$2.64	$2.56
Diluted	$1.82	$2.61	$2.51
Weighted average common shares:
Basic	15,188,966	14,956,165	14,143,127
Diluted	15,340,148	15,136,833	14,404,470

Cash dividends declared per common share	$0.32	$0.21	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 28, 2023	10,165,361	$102	$212,005	—	$—	$(212,326)	$(219)
Vesting of restricted stock units	286,864	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(92,398)	—	(2,526)	—	—	—	(2,526)
Equity-based compensation	—	—	3,762	—	—	—	3,762
Exercise of warrants	254,627	3	(3)	—	—	—	—
Net income	—	—	—	—	—	36,201	36,201
Balance, February 3, 2024	10,614,454	$107	$213,236	—	$—	$(176,125)	$37,218
Issuance of common stock, net of underwriting and issuance costs	1,000,000	10	28,539	—	—	—	28,549
Third-party common stock issuance costs	—	—	97	—	—	—	97
Repurchase of treasury stock	—	—	—	(19,831)	(523)	—	(523)
Vesting of restricted stock units	240,187	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(83,252)	(2)	(2,538)	—	—	—	(2,540)
Cash dividend and dividend equivalents declared ($0.21 per share)	—	—	(3,025)	—	—	—	(3,025)
Equity-based compensation	—	—	6,510	—	—	—	6,510
Exercise of warrants	3,572,664	36	(36)	—	—	—	—
Net income	—	—	—	—	—	39,483	39,483
Balance, February 1, 2025	15,344,053	$153	$242,781	(19,831)	$(523)	$(136,642)	$105,769
Vesting of restricted stock units	294,938	4	186	—	—	—	190
Surrender of shares to pay withholding taxes	(116,377)	—	(2,380)	—	—	—	(2,380)
Repurchase of treasury stock	—	—	—	(637,743)	(10,365)	—	(10,365)
Cash dividend and dividend equivalents declared ($0.32 per share)	—	—	(4,982)	—	—	—	(4,982)
Equity-based compensation	—	—	5,376	—	—	—	5,376
Net income	—	—	—	—	—	27,891	27,891
Balance, January 31, 2026	15,522,614	$157	$240,981	(657,574)	$(10,888)	$(108,751)	$121,499

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net income	$27,891	$39,483	$36,201
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,198	21,325	22,921
Impairment of long-lived assets	684	772	189
Adjustment for exited retail stores	(242)	(843)	(767)
Loss on disposal of fixed assets	218	105	70
Loss on extinguishment of debt	—	8,570	—
Loss on debt refinancing	3,116	—	12,702
(Gain)/loss due to hurricane	(1,102)	2	—
Noncash interest expense	1,137	1,652	3,519
Equity-based compensation	5,376	6,510	3,762
Deferred rent incentives	(550)	(126)	(231)
Deferred income taxes	5,014	(1,578)	908
Changes in operating assets and liabilities:
Accounts receivable	695	25	1,997
Inventories, net	(8,772)	(8,117)	(2,674)
Prepaid expenses and other current assets	(4,394)	(2,386)	(2,432)
Accounts payable	5,742	10,710	1,797
Accrued expenses and other current liabilities	(9,520)	(2,113)	(7,525)
Operating lease assets and liabilities	(4,634)	(3,371)	(6,672)
Other noncurrent assets and liabilities	287	(5,584)	(452)
Net cash provided by operating activities	42,144	65,036	63,313
Investing activities:
Purchases of property and equipment	(16,938)	(14,267)	(10,689)
Capitalized software	(1,977)	(3,488)	(6,245)
Net cash used in investing activities	(18,915)	(17,755)	(16,934)
Financing activities:
Principal repayments on Term Loan	(74,287)	(94,150)	(6,562)
Prepayment premium on Term Loan	—	(2,562)	—
Principal repayments on Priming Term Loan	—	—	(201,349)
Principal repayments on Subordinated Term Loan - related party	—	—	(21,181)
Proceeds from issuance of Term Loan, net	74,250	—	164,050
Third-party debt financing costs	—	—	(3,692)
Proceeds from issuance of common stock, net of underwriting costs	—	29,450	—
Third-party common stock issuance costs	—	(804)	—
Share repurchase costs, net of commission and fees	(10,365)	(523)	—
Surrender of shares to pay withholding taxes	(2,380)	(2,538)	(2,526)
Quarterly cash dividend paid to shareholders	(4,859)	(2,899)	—
Net cash used in financing activities	(17,641)	(74,026)	(71,260)
Decrease in restricted cash	—	(5)	—
Net change in cash and cash equivalents and restricted cash	5,588	(26,750)	(24,881)
Cash and cash equivalents and restricted cash:
Beginning of Period	35,790	62,540	87,421
End of Period (a)	$41,378	$35,790	$62,540

(a)
Includes $0.4 million of restricted cash for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024. The Company recorded restricted cash in Prepaid expenses and other current assets as presented in the consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

J.Jill, Inc.

Notes to Consolidated Financial Statements

1. General

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 256 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston, Massachusetts.

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

The Company’s fiscal year ends on the Saturday that is closest to January 31, resulting in an additional week of operations every five or six years. The fiscal year ended January 31, 2026 ("Fiscal Year 2025") and the fiscal year ended February 1, 2025 ("Fiscal Year 2024") each contained 52 weeks of operations whereas the fiscal year ended February 3, 2024 ("Fiscal Year 2023") contained 53 weeks of operations.

Correction of Immaterial Error

Prior to Fiscal Year 2024, the Company had recorded processing fee income related to customer sales returns as a contra expense within Selling, general and administrative expenses rather than as a component of Net sales in the consolidated statements of operations and comprehensive income. Beginning in Fiscal Year 2024, the Company recorded this revenue as a component of Net sales within the Direct channel. The Company reclassified this income, which increased previously reported Net sales and Selling, general and administrative expenses by approximately $3.4 million for Fiscal Year 2023. The Company has concluded that the reclassification of this income was immaterial to the Fiscal Year 2023 financial statements.

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

Effective in the first quarter of 2025, the Company revised its methodology for estimating the Direct sales return reserve. Previously, the reserve was calculated based on catalog offer code tracking data. After upgrading its Order Management System (“OMS”) in March 2025, the Company transitioned to a curve-based model that aligns with the methodology used to estimate returns for its Retail channel. The new model is expected to provide a more accurate reflection of customer return behavior.

Additionally, in the first quarter, the Company reduced the allowable return window for Direct and Retail sales from 90 to 60 days, which also impacted the estimate of expected returns. The Company further revised its methodology for estimating the Retail sales return reserve in the third quarter of 2025. The Company no longer includes an exchange assumption to better align the reserve with the data provided under its new OMS. These changes have been accounted for as changes in accounting estimates and applied prospectively in accordance with applicable accounting guidance. The impact of these changes is not material to the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	For the Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$8,953	$15,426	$25,948
Cash paid for taxes	10,817	15,563	13,355
Cash received for income tax refunds	—	148	35
Right-of-use assets obtained in exchange for new operating lease liabilities	12,177	12,473	2,061
Noncash investing and financing activities:
Capital expenditures financed with the ending balance in accounts payable and accrued expenses	294	381	318

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting, Improvements to Reportable Segment Disclosures”. During the fourth quarter of Fiscal Year 2024, the Company adopted ASU 2023-07, refer to Note 3. Accounting Standards and Note 12. Segment Reporting for additional details.

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

Restricted Cash

The Company's restricted cash balance represents an imprest cash account used for the funding of employee healthcare costs. The balance of restricted cash as of January 31, 2026, February 1, 2025 and February 3, 2024 was $0.4 million, which is included in Prepaid expenses and other current assets in the consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	For the Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash and cash equivalents	$41,015	$35,427	$62,172
Restricted cash reported in Prepaid expenses and other current assets	363	363	368
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$41,378	$35,790	$62,540

Accounts Receivable

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

Inventories

Inventory consists of finished goods held for sale. Inventory is stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method of accounting, and includes the cost to purchase merchandise from the Company’s manufacturers plus duties, tariffs, inbound freight and commissions. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of January 31, 2026 and February 1, 2025, an inventory reserve of $2.7 million and $1.1 million has been recorded, respectively. The Company sells excess inventory in its stores, on-line at www.jjill.com and occasionally to inventory liquidators.

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

The Company continues to evaluate goodwill for impairment on an annual basis, using the last day of our eleventh fiscal month as the test date, rather than the end of our fiscal year, which reduces resource constraints related to the Company’s year-end close and financial reporting process and provides additional time for completing impairment testing. It also aligns with the Company’s long-range planning and forecasting processes. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

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

The Company has a return policy where merchandise returns will be accepted within 60 days of the original purchase date. At the time of sale, the Company records a reserve for merchandise returns, which are estimated using the expected value method based on historical prior returns experience and expected future returns. The estimated sales reserve is recorded as a return asset (and corresponding adjustment to cost of goods sold) for the cost of inventory and a return liability for the amount to settle the return with a customer (and a corresponding adjustment to revenue). The return asset and return liability are recorded in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the consolidated balance sheets. The Company collects and remits sales and use taxes in all states in which Retail and Direct sales occur and taxes are applicable. These taxes are reported on a net basis and are thereby excluded from revenue.

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

Costs of Goods Sold

The Company’s costs of goods sold includes the direct costs of sold merchandise, which include customs, taxes, tariffs, duties, commissions and inbound shipping costs, inventory shrinkage, and adjustments and reserves for excess, aged and obsolete inventory. Costs of goods sold does not include distribution center costs and allocations of indirect costs, such as occupancy, depreciation, amortization, or labor and benefits.

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

Outbound shipping costs to customers recorded in Selling, general and administrative expenses were $21.0 million, $21.4 million, and $20.2 million for the Fiscal Years 2025, 2024 and 2023, respectively.

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

Advertising Costs

The Company incurs costs to produce, print, and distribute its catalogs. Catalog costs are recorded to Prepaid and other current assets in the consolidated balance sheets when paid, and expensed when the catalog is mailed to the customer (the first time the advertising occurs). Catalog advertising expenses were $17.5 million, $18.0 million, and $17.0 million for the Fiscal Years 2025, 2024 and 2023, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Other advertising costs are recorded as incurred. Other advertising costs recorded were $21.4 million, $21.4 million, and $21.0 million for the Fiscal Years 2025, 2024 and 2023, respectively. The costs are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

For certain lease agreements, the Company allocates the consideration in the agreement to separate lease components by determining the relative standalone price of separate lease and non-lease components. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels. Variable rental payments are recognized in the consolidated statements of operations and comprehensive income in the period in which the obligation for those payments is incurred. Allowances received or payable at or before lease commencement are recorded as a reduction of the right-of-use asset. For allowances received after commencement, the Company estimates the timing of tenant improvement allowance receipts when preparing lease schedules and reflects such amounts as a reduction of the lease liability. Any differences between estimated and actual receipts are adjusted to the lease liability upon receipt. The related lease incentive is recognized as a reduction of lease expense on a straight-line basis over the lease term.

Cloud-Based Software Arrangements

Certain costs incurred to implement software development on cloud computing arrangements hosted by third party vendors are capitalized when incurred during the application development phase, and recognized as Prepaid expenses and other current assets for the current portion and as Other assets for the long-term portion in the consolidated balance sheets. Implementation costs are subsequently amortized on a straight-line basis over the expected term of the related cloud service, beginning on the date the related software or module is ready for its intended use. The amortization of cloud-based software implementation costs is recorded as a component of Selling, general, and administrative expenses, in the consolidated statements of operations and comprehensive income, the same line item as the expense for the associated hosting arrangement. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.

For the Fiscal Years ended January 31, 2026 and February 1, 2025, the Company amortized $2.2 million and $0.9 million, respectively, of cloud-based software implementation costs.

As of January 31, 2026, the Company had $11.3 million of gross capitalized cloud-based software implementation costs and $2.2 million of related accumulated amortization, for a net balance of $9.1 million, made up of $2.4 million recorded within Prepaid expenses and other current assets and $6.7 million recorded within Other assets in the consolidated balance sheets.

As of February 1, 2025, the Company had $9.5 million of gross capitalized cloud-based software implementation costs and $0.9 million of related accumulated amortization, for a net balance of $8.6 million, made up of $1.9 million recorded within Prepaid expenses and other current assets and $6.7 million recorded within Other assets in the consolidated balance sheets.

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

Interest Income

The Company recorded interest income of $2.0 million, $2.6 million and $2.8 million for Fiscal Years 2025, 2024 and 2023, respectively.

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

Any interest or penalties incurred are recorded in Income tax expense in the accompanying consolidated statements of operations and comprehensive income. The Company incurred immaterial amounts of interest expense and penalties related to income taxes for Fiscal Years 2025, 2024 and 2023.

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

Liability-classified awards issued to non-employees are measured at the end of the reporting period and must be re-measured at each reporting period until a grant date is established and the awards are issued. Once the grant date is established and the options are issued, they become equity-classified and the corresponding liability is reclassified from accrued liabilities to additional paid-in capital in the consolidated balance sheets. Compensation cost for each period until grant date establishment and the awards are vested is based on the change in the fair value of the liability-classified awards each reporting period. Ultimately, the share-based compensation expense recognized for a liability- classified award equals the amount for which the award granted and vested.

On December 9, 2024, the Board awarded 100,000 performance-based stock options to Elm St Advisors, LLC (“Elm Street”) under the J.Jill, Inc. Omnibus Equity Incentive Plan (“2024 Elm Street Award”) which was subsequently amended on March 11, 2025 (as amended, the “Consulting Agreement”). The Consulting Agreement resulted in a net award of 33,334 stock options to Elm Street, which vested on February 7, 2025. The amendment resulted in the cancellation of 66,666 of the original 100,000 stock options initially awarded under the Consulting Agreement, and accordingly, $0.3 million of compensation expense was reversed in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income during Fiscal year 2025. The 2024 Elm Street Award expires three years from the date of grant if unexercised.

All share-based awards granted by the Company during Fiscal Years 2025 and 2023 were equity-classified awards. Fiscal Year 2024 share-based awards included both equity-classified and liability-classified awards. Compensation expense for all of awards was recognized in Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. Forfeitures were recorded as they occurred.

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

The Company receives royalty payments through its private label credit card agreement. The royalty payments are recognized as revenue when they are earned each month. Royalty payments recognized were $3.6 million, $3.7 million, and $2.4 million for the Fiscal Years 2025, 2024 and 2023, respectively.

The Company also receives reimbursements for costs of marketing programs related to the private label credit card, which are recorded as revenue as earned and the costs incurred are recorded as Selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Reimbursements for costs of marketing programs of $1.6 million, $1.6 million, and $1.3 million were recognized in revenue in Fiscal Years 2025, 2024 and 2023, respectively.

The previous credit card agreement provided a signing bonus to the Company, which was recognized as revenue through August 2023. The amended and restated agreement provided for an upfront payment which is being recorded as revenue on a straight line basis through January 2031. See Note 4. Revenues for additional information related to our upfront payment.

Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees who meet certain age and employment requirements pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, eligible employees may contribute a portion of their pretax annual compensation to the plan, on a tax-deferred basis. The plan operates on a calendar year basis. The Company contributes up to 50% of the first 6% of the gross salary of the employee, which vests immediately. Discretionary contributions made by the Company for the Fiscal Years 2025, 2024 and 2023 were $2.2 million, $1.9 million, and $1.5 million, respectively.

Self-Insured Group Health Insurance Reserves

In Fiscal Year 2024, the Company transitioned to a self-insured group health insurance program. Prior to this transition, the Company had fully insured cost group health insurance programs. The Company is now self-insured through retentions or deductibles with stop-loss insurance for medical claims that reach a certain limit per claim. The Company records its liability for estimated incurred losses based on historical claim data in the accompanying consolidated financial statements on an undiscounted basis. While the Company believes these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. The accrued liability for self-insurance is included in Accrued expenses and other current liabilities in the consolidated balance sheets.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions and accounts receivable. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances. The Company evaluates the credit risk associated with accounts receivable to determine if an allowance for estimated credit losses is necessary. As of January 31, 2026 and February 1, 2025, the Company determined that no allowance for estimated credit losses was necessary.

3. Accounting Standards

Recently Issued Accounting Standards

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This update makes technical corrections and clarifications to the Codification, including conforming amendments and editorial changes. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2025, the FASB also issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies certain interim reporting requirements and is intended to reduce diversity in practice. The amendments relate primarily to the presentation and disclosure of interim financial information. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial reporting.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. These standards provide guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (2) removing disclosures that are no longer considered cost beneficial or relevant. The Company adopted the ASU during the fourth quarter of Fiscal Year 2025 and updated its disclosures accordingly. Refer to Note 14. Income Taxes for additional details.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting, Improvements to Reportable Segment Disclosures.” This ASU enhances the disclosures required about a public entity’s reportable segments in its annual and interim condensed consolidated financial statements. The amendments in this update require additional detailed and enhanced information about reportable segments’ expense, including significant segment expenses and other segment items that bridge segment revenue, significant expenses to segment profit or loss. The ASU also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) on an annual basis as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Company adopted the ASU during the fourth quarter of Fiscal Year 2024 and updated its disclosures accordingly. Refer to Note 12 - Segment Reporting for additional details.

4. Revenues

Disaggregation of Revenue

The Company sells its apparel and accessory merchandise through its Retail and Direct channels. The following table presents revenues disaggregated by revenue source (in thousands):

	For the Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Retail	$308,757	$320,676	$323,259
Direct	287,792	290,181	284,784
Net sales	$596,549	$610,857	$608,043

Remaining Performance Obligations

As of January 31, 2026, the transaction price allocated to remaining performance obligations amount to $0.4 million, which relate to the marketing and promotion of the Company’s private label credit card program. This amount will be recognized as revenue evenly through January 2031.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Upfront payment (1)	405	$486
Unredeemed gift cards (2)	7,370	7,003
Total contract liabilities	$7,775	$7,489
(1)
The current and noncurrent portions of the upfront payment received in connection with the private label credit card agreement are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the Company’s consolidated balance sheets.
(2)
The unredeemed gift cards balance is included in Accrued expenses and other current liabilities in the Company's consolidated balance sheets. Revenue recognized for Fiscal Years 2025, 2024, and 2023 related to the contract liability balance as of the beginning of each fiscal year was $4,007, $3,931 and $4,013, respectively.

For Fiscal Years 2025, 2024 and 2023, the Company recognized approximately $12.5 million, $10.8 million, and $11.1 million, respectively, of revenue related to gift card redemptions and breakage. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following (in thousands):

	January 31, 2026	February 1, 2025
Prepaid rent	$2,060	$2,260
Prepaid catalog costs	2,494	1,912
Prepaid store supplies	2,185	2,278
Prepaid insurance	1,168	1,360
Prepaid software project costs	2,372	1,894
Prepaid software maintenance costs	2,864	3,202
Returns reserve asset	2,670	2,732
Prepaid income taxes	5,522	281
Other prepaid expenses	2,844	3,585
Other current assets (a)	1,607	787
Total prepaid expenses and other current assets	$25,786	$20,291

(a)
Other current assets include restricted cash of $0.4 million which is used solely for funding employee healthcare costs.

6. Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at January 31, 2026 and February 1, 2025. The Company did not recognize any impairment losses for Fiscal Years 2025 and 2024. The accumulated goodwill impairment losses as of January 31, 2026 are $137.3 million.

A summary of other intangible assets as of January 31, 2026 and February 1, 2025 is as follows (in thousands):

		January 31, 2026
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	109,258	2,620	22,322
Total intangible assets		$192,300	$109,258	$26,720	$56,322

		February 1, 2025
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	104,565	2,620	27,015
Total intangible assets		$192,300	$104,565	$26,720	$61,015

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

Fiscal Year 2025 and 2024 Impairment Tests

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

Total amortization expense for these amortizable intangible assets was $4.7 million, $5.2 million, and $6.9 million for the Fiscal Years 2025, 2024 and 2023, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2026	$4,556
2027	4,418
2028	4,246
2029	4,109
2030	4,023
Thereafter	970
Total	$22,322

7. Property and Equipment

Property and equipment at January 31, 2026 and February 1, 2025 consist of the following (in thousands):

	January 31, 2026	February 1, 2025
Leasehold improvements	$121,106	$115,546
Furniture, fixtures and equipment	$50,381	49,495
Computer hardware and software	69,287	69,911
Total property and equipment, gross	240,774	234,952
Accumulated depreciation	(190,544)	(187,949)
Subtotal	50,230	47,003
Construction in progress	6,564	8,322
Property and equipment, net	$56,794	$55,325

Construction in progress is primarily comprised of leasehold improvements, furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain computer software and hardware.

Capitalized software, subject to amortization, included in property and equipment at January 31, 2026 and February 1, 2025 had a cost basis of approximately $56.0 million and $55.8 million, respectively, and accumulated amortization of $45.7 million and $45.6 million, respectively. The Company capitalized internal use software costs of $2.0 million and $3.5 million, for Fiscal Years 2025 and 2024, respectively.

Total depreciation expense recorded within Selling, general and administrative expenses in the consolidated statements of operations was $16.5 million, $16.1 million, and $16.0 million, for the Fiscal Years 2025, 2024 and 2023, respectively.

During Fiscal Years 2025 and 2024, the Company recorded noncash impairment charges of $0.4 million and $0.5 million, respectively, related to leasehold improvements at certain store locations driven by the actual performance at these locations.

The Company capitalized $0.2 million, $0.4 million and $0.6 million amount of interest in connection with construction in progress for Fiscal Years 2025, 2024 and 2023, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following (in thousands):

	January 31, 2026	February 1, 2025
Accrued payroll and benefits	$3,460	$9,725
Accrued returns reserve	6,839	7,494
Gift cards redeemable	7,370	7,003
Accrued professional fees	1,212	2,309
Accrued corporate expenses (a)	1,329	1,458
Accrued retail expenses	1,562	1,382
Taxes, other than income taxes	2,465	2,635
Accrued occupancy	619	1,118
Self-insured group health insurance reserves	329	765
Other accrued employee costs	2,005	2,044
Other	3,675	4,546
Total accrued expenses and other current liabilities	$30,864	$40,479
(a)
Included within Accrued corporate expenses as of February 1, 2025 is a liability-classified share-based payment of $0.4 million related to stock options granted to Elm Street consultant, which vested on February 7, 2025.

The following table reflects the changes in the accrued returns reserve for Fiscal Years 2025, 2024 and 2023 (in thousands):

Accrued returns reserve	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended February 3, 2024	$6,702	$161,217	$(160,195)	$7,724
Fiscal Year Ended February 1, 2025	7,724	154,599	(154,829)	7,494
Fiscal Year Ended January 31, 2026	7,494	145,742	(146,397)	6,839

The following table reflects the changes in the accrued self-insurance reserve for Fiscal Year 2025 (in thousands):

Self-insured group health insurance reserves	Beginning of Period	Charged to Expenses	Deductions	End of Period
Fiscal Year Ended February 1, 2025	$—	$1,307	$(542)	$765
Fiscal Year Ended January 31, 2026	765	12,699	(13,135)	329

9. Debt

The components of the Company’s outstanding long-term debt at January 31, 2026 and February 1, 2025 were as follows (in thousands):

	January 31, 2026
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term Loan due 2030	$75,000	$(727)	$(963)	$73,310
Less: Current portion	(1,875)	—	—	(1,875)
Net long-term debt	$73,125	$(727)	$(963)	$71,435

	February 1, 2025
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Net long-term debt (Term Loan due 2028)	$74,288	$(3,652)	$(1,217)	$69,419

The original issue discount and capitalized fees and expenses are amortized over the related term of the debt.

The Company recorded interest expense related to long-term debt of $9.0 million, $14.1 million, and $23.8 million, in Fiscal Years 2025, 2024 and 2023, respectively. During Fiscal Years 2025, 2024 and 2023, $1.1 million, $1.6 million and $2.8 million of debt discount and debt issuance costs related to long-term debt were amortized to interest expense, respectively.

Term Loan Credit Agreement

On December 12, 2025, the Company and Jill Acquisition LLC (the "Borrower") entered into a new Term Loan Credit Agreement (the “2025 Term Loan Credit Agreement”), with the lenders party thereto from time to time and CCP Agency, LLC, as administrative agent and as collateral agent. The 2025 Term Loan Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $75.0 million with a maturity date of December 12, 2030 (the “2025 Term Loan Facility”).

The proceeds from the 2025 Term Loan Facility were used to pay off in full all outstanding principal balance under the Term Loan Credit Agreement dated as of April 5, 2023 (the “2023 Term Loan Credit Agreement”). All security interests and liens granted in connection with the 2023 Term Loan Credit Agreement were released.

A portion of the transaction was accounted for as a debt modification. As a result, approximately $1.0 million of deferred costs will continue to be deferred and amortized using the effective interest method through December 12, 2030, the maturity date of the Term Loan Credit Agreement. These fees are presented as a direct reduction from the carrying amount of long-term debt on the consolidated balance sheets. For repayment of the remaining portion of the 2023 Term Loan Credit Agreement the Company recorded a loss on debt refinancing of $3.1 million inclusive of the write-off of original issue discount, and deferred debt issuance costs and other fees, in the line item “Loss on debt refinancing” in its consolidated statements of operations and comprehensive income (loss) and in the consolidated statement of cash flows for the Fiscal Year Ended January 31, 2026.

Loans under the 2025 Term Loan Credit Agreement bear an upfront fee of 1.00% and interest at the Borrower’s election at (1) the Base Rate (as defined in the 2025 Term Loan Credit Agreement) plus 4.50% through August 1, 2026 and 4.25% thereafter or (2) Term SOFR (as defined in the Credit Agreement) plus 5.50% through August 1, 2026 and 5.25% thereafter, subject to a floor rate of 1.00%.

The Term Loan Facility is to be repaid in quarterly payments of $468,750 on the last Business Day of each Fiscal Quarter of the Borrower, commencing with the Fiscal Quarter ending May 2, 2026, until January 30, 2027 and of $187,500 commencing on the Fiscal Quarter ending May 1, 2027 and each Fiscal Quarter thereafter, with the remaining aggregate principal amount of Initial Term Loans then outstanding to be paid on maturity on December 12, 2030. Additionally, the Term Loan Facility is subject to mandatory repayment, subject to certain exceptions, including (i) 100% of the net proceeds of any issuance or incurrence of indebtedness other than debt permitted in the Term Loan Credit Agreement, (ii) 100% of the net cash proceeds of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, and (iii) an annual payment ranging from 25%-75%, based on the First Lien Net Leverage Ratio, of the annual Excess Cash Flow (“ECF”), less certain voluntary prepayments made during the year, as defined in the Term Loan Credit Agreement.

The Term Loan Facility may be voluntarily prepaid after the one-year anniversary without premium or penalty but on or prior to the one-year anniversary, subject to a premium of 1.0% of the aggregate principal amount being prepaid.

The obligations under the 2025 Term Loan Credit Agreement were guaranteed by the Company and J.Jill Gift Card Solutions, Inc., and were secured by substantially all of the real and personal property of the Borrower and the guarantors, subject to customary exceptions. The agreement included customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.

In conjunction with entering into the 2025 Term Loan Credit Agreement, the Company incurred $0.3 million of third-party fees which were expensed as incurred.

During Fiscal Year 2024, the Company made voluntary and required principal repayments totaling $94.2 million under the 2023 Term Loan Credit Agreement, including voluntary prepayments of $58.2 million on May 10, 2024 and $27.2 million on June 21, 2024. In connection with these voluntary prepayments, the Company paid a prepayment premium of $2.6 million and recognized a loss on extinguishment of debt of approximately $8.6 million, consisting primarily of accelerated amortization of deferred financing costs and the prepayment premium.

As of January 31, 2026, the outstanding principal balance under the 2025 Term Loan Credit Agreement was $75.0 million, and the Company was in compliance with all covenants.

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

On May 10, 2023, the Company entered into Amendment No. 6 to the ABL Credit Agreement, which extended the maturity date of the ABL Credit Agreement from May 8, 2024 to May 10, 2028 (or 180 days prior to the maturity date of the Company’s Term Loan Credit Agreement if the maturity date of such Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement). The other terms and conditions of the ABL Facility remain substantially unchanged. The benchmark interest rate applicable to the loans under the ABL Facility is the forward-looking secured overnight financing rate.

On December 1, 2023, the Company entered into Amendment No. 7 (the “ABL Amendment”) to the ABL Credit Agreement, which made a technical revision for administrative purposes that removed the requirement for a Borrower’s non-negotiable bill of lading, non-negotiable sea waybill or other similar shipping document (each a “Non-Negotiable Document”) to state on its face that the inventory that is subject to such Non-Negotiable Document is subject to the lien of the administrative agent.

The ABL Facility consists of revolving loans and swing line loans. Borrowings classified as revolving loans under the ABL Facility may be maintained as either Term SOFR or Base Rate loans, each of which has a variable interest rate plus an applicable margin. Borrowings classified as swing line loans under the ABL Facility are Base Rate loans. Term SOFR loans under the ABL Facility accrue interest at a rate equal to Term SOFR plus a spread ranging from 1.50% to 1.75%, depending on borrowing amounts. Base Rate loans under the ABL Facility accrue interest at a rate equal to (i) the greatest of (a) the financial institution’s prime rate, (b) the overnight Federal Funds Effective Rate plus 0.50%, (c) Adjusted Term SOFR (as adjusted by any Floor) plus 1.00% (ii) a spread ranging from 0.50% to 0.75%, depending on borrowing amounts.

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

The ABL Facility also requires the quarterly payment, in arrears, of a commitment fee. The commitment fee is payable in an amount equal to 0.25% of the Unutilized Revolving Loan commitment.

The Company had no short-term borrowings under the Company’s ABL Facility as of January 31, 2026 and February 1, 2025. During the fiscal years ended January 31, 2026 and February 1, 2025, no amount was drawn or outstanding under the ABL Facility. Based on the terms of the agreement and the increase for the letters of credit, the Company’s available borrowing capacity under the ABL Facility as of January 31, 2026 and February 1, 2025 was $35.7 million and $35.7 million, respectively.

The Company incurred an immaterial amount of interest expense and amortization of deferred fees related to the ABL facility for Fiscal Years 2025, 2024 and 2023, respectively.

Borrowings under the ABL Facility are secured by a first lien on accounts receivable and inventory. In connection with the ABL Facility, the Company is subject to various financial reporting (including with respect to liquidity), financial and other covenants. Affirmative covenants include providing timely quarterly and annual financial statements and prompt notification of the occurrence of any event of default or any other event, change or circumstance that has had, or could reasonably be expected to have, a material adverse effect as defined in the ABL Facility. In addition, there are negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, consolidate or merge with other entities, make advances, investments and loans or modify its organizational documents. The ABL Facility also includes certain financial maintenance covenants, including a requirement to maintain a fixed charge coverage ratio greater than or equal to 1.00:1.00 if availability under the ABL Facility is less than specified levels. As of January 31, 2026 and February 1, 2025, the Company was in compliance with all financial covenants in effect.

If an event of default occurs under the ABL Facility, the Company’s obligations may be accelerated. In addition, a 2.00% interest surcharge will be imposed on overdue amounts.

Letters of Credit

As of January 31, 2026 and February 1, 2025, there were outstanding letters of credit of $4.3 million and $4.3 million, respectively, which reduced the availability under the ABL Facility. As of January 31, 2026, the maximum commitment for letters of credit was $15.0 million. Letters of credit accrue interest at a rate equal to the applicable margin with respect to revolving loans maintained as Term SOFR loans under the ABL facility. The Company primarily used letters of credit to secure payment of workers’ compensation claims and customs bonds. Letters of credit are generally obtained for a one-year term and automatically renew annually and would only be drawn upon if the Company fails to comply with its contractual obligations.

Payments of Long-term Debt Obligations Due by Period

As of January 31, 2026, the minimum future principal amounts payable under the Company’s outstanding long-term debt are as follows (in thousands):

Fiscal Year	Term Loan Credit Agreement
2026	1,875
2027	750
2028	750
2029	750
2030	70,875
$75,000

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

The following tables present the carrying value and fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 and February 1, 2025, respectively (in thousands):

		Fair Value as of January 31, 2026
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$73,310	$—	$75,607	$—
Total financial instruments not carried at fair value	$73,310	$—	$75,607	$—

		Fair Value as of February 1, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$69,419	$—	$73,968	$—
Total financial instruments not carried at fair value	$69,419	$—	$73,968	$—

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

Concentration Risk

An adverse change in the Company’s relationships with its key suppliers, or loss of the supply of one of the Company’s key products for any reason, could have a material effect on the business and results of operations of the Company. One supplier accounted for 11.7% of the Company’s purchases during Fiscal Year 2025. There are many potential suppliers in the industry that could become a supplier if we were to lose one of our large suppliers.

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

An extract of the financial information that is regularly provided to the CODM for the Company’s single reportable segment is listed below:

	For the Fiscal Year Ended
	January 31, 2026	February 1, 2025
Net sales	$596,549	$610,857
Costs of goods sold (exclusive of depreciation and amortization)	186,804	$181,001
Selling expenses	195,196	$188,815
Marketing expenses	52,432	$52,690
General and administrative expenses	77,772	$82,090
Other segment items (a)	56,454	$66,778
Net income and total comprehensive income	$27,891	$39,483

(a)
Other segment items represent the Company's OMS upgrade, management incentives, impairments of long-lived assets, loss on extinguishment of debt, loss on debt refinancing, interest expense, interest income, income taxes, and depreciation and amortization.

Geographic Information

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company has immaterial sales outside the United States. No customer represents more than 10% of total revenues for any period presented.

13. Operating Leases

As of January 31, 2026, the Company leases all of its retail stores, a distribution center, and office space. As of that same date, the Company did not have any financing leases and no operating leases contained any material residual value guarantees or material restrictive covenants. Certain of the Company’s retail operating leases include variable rental payments based on a percentage of retail sales over contractual levels.

Some retail leases include one or more options to renew, with renewal terms that can extend the lease term from one to fifteen years. The Company’s distribution center has renewal terms that can extend the lease term up to twenty years. The exercise of lease renewal options is at the Company’s sole discretion.

The Company maintained a tenant incentive liability of $0.1 million and $0.2 million as of January 31, 2026 and February 1, 2025, respectively, related to certain variable retail leases.

The components of lease expense were as follows (in thousands):

		For the Fiscal Year Ended
Lease Cost	Classification	January 31, 2026	February 1, 2025	February 3, 2024
Operating lease cost	SG&A Expenses	$43,492	$39,866	$39,102
Variable lease cost	SG&A Expenses	2,382	3,675	3,089
Total lease cost		$45,874	$43,541	$42,191

For Fiscal Year 2025, noncash impairment charges related to certain operating lease right-of-use ("ROU") assets of $0.3 million were recorded. The Company reduced the carrying value of the related ROU assets to their estimated fair value, which was determined using a fair market rent analysis.

For Fiscal Year 2024, noncash impairment charges related to ROU assets of $0.3 million were recorded. The impairment charges related primarily to a ROU asset which arose from the revised sublease assumptions relating to one floor of the corporate headquarters located in Quincy, Massachusetts that was vacated in July 2019. There were no impairments recorded in Fiscal Year 2023.

For Fiscal Years 2025, 2024, and 2023, Selling general and administrative expenses included common area maintenance expense of $13.7 million, $12.2 million and $13.2 million, respectively.

For Fiscal Years 2025, 2024, and 2023, the total cash paid for amounts included in the measurement of operating lease liabilities was $47.9 million, $43.2 million and $45.1 million, respectively.

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

Lease Term and Discount Rate	January 31, 2026
Weighted-average remaining lease term (in years)
Operating leases	5.1
Weighted-average discount rate
Operating leases	6.9%

Maturities of lease liabilities as of January 31, 2026 were as follows (in thousands):

Fiscal Year	Operating Leases(1)
2026	43,800
2027	40,047
2028	30,215
2029	23,777
2030	14,307
Thereafter	29,958
Subtotal	182,104
Less: Imputed interest	30,614
Present value of lease liabilities	$151,490
(1)
There were no operating leases with legally binding minimum lease payments for leases signed but for which the Company has not taken possession.

14. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States (“U.S.”). The OBBBA includes significant tax provisions, such as accelerated cost recovery of qualified property and the immediate expensing of U.S.-based research and development costs. The OBBBA has multiple effective dates, with most business provisions effective in tax years beginning after either December 31, 2024 or December 31, 2025. The estimated impact of these immaterial changes have been recognized during Fiscal year ended January 31, 2026.

The provision for income taxes for the Fiscal Years 2025, 2024, and 2023 consists of the following (in thousands):

	For the Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Current
U.S. Federal	$4,468	$12,668	$9,148
State and local	1,680	3,408	3,108
Total current	6,148	16,076	12,256
Deferred tax (benefit) expense
U.S. Federal	3,877	(1,502)	1,971
State and local	1,137	(76)	(1,063)
Total deferred tax (benefit) expense	5,014	(1,578)	908
Total income tax provision	$11,162	$14,498	$13,164

We adopted ASU 2023-09 on a prospective basis beginning with the year ended January 31, 2026. A reconciliation of the

Company’s effective income tax rate to the 21% U.S. federal statutory income tax rate for the year ended January 31, 2026,

reflecting the adoption of ASU 2023-09, is presented below (in thousands):

	For the Fiscal Year Ended
	January 31, 2026
U.S. federal statutory income tax	$8,201	21.0%
State and local income taxes, net of federal benefit(1)	2,289	5.9%
Non-taxable or non-deductible items:
Disallowed officer compensation	1,134	2.9%
Changes in unrecognized tax benefits	(211)	(0.6)%
Other adjustments	(251)	(0.6)%
Effective tax rate	$11,162	28.6%

(1) State and local taxes in California, Massachusetts, Minnesota, New Hampshire, New Jersey, New York, Texas, and Pennsylvania, and comprise the majority of this category.

The effective tax rate for the fiscal year ended January 31, 2026 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and the impact of executive compensation limitations.

A reconciliation of the Company’s effective income tax rate to the 21% U.S. federal statutory income tax rate for the years prior to the adoption of ASU 2023-09, is presented below:

	For the Fiscal Year Ended
	February 1, 2025	February 3, 2024
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax effect	4.9%	6.0%
Disallowed Interest	—	1.8%
Disallowed officer compensation	2.5%	2.5%
Valuation allowance	—	(2.7)%
Equity-based compensation expense	(1.5)%	(1.6)%
Charitable contributions	(0.2)%	(0.2)%
Tax return to provision adjustments	—	0.1%
Other	0.2%	(0.2)%
Effective Tax Rate	26.9%	26.7%

For the fiscal year ended January 31, 2026, the Company paid income taxes (net of refunds) entirely from domestic operations. Income taxes paid (net of refunds) were as follows (in thousands):

For the Fiscal Year Ended
January 31, 2026
Federal	$8,200
State	2,617
Total	$10,817

The components of deferred tax assets (liabilities) were as follows (in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets
Lease Liability	$38,624	$35,346
NOL and Interest Carryforwards	306	320
Start-Up Costs	238	294
Accrued expenses and other	3,470	4,286
Tax OID & Voluntary Paydown	—	1,741
Total deferred tax assets, gross	42,638	41,987
Deferred tax liabilities
Right of use assets	(33,164)	(28,893)
Inventory Retail Method Adjustment	(971)	(750)
Fixed Asset Depreciation	(7,781)	(5,523)
Intangibles Amortization	(14,420)	(15,628)
Prepaid and Other Accruals	(705)	(582)
Total deferred tax liabilities	(57,041)	(51,376)
Net deferred tax liabilities	$(14,403)	$(9,389)

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets on a quarterly basis. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. It has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company has concluded future taxable income can be considered a source of income to realize a benefit for deferred tax assets in certain jurisdictions. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence.

As of January 31, 2026, the Company does not have a federal net operating loss carryforward. As of January 31, 2026 and February 1, 2025, the Company had $0.3 million and $0.3 million of state net operating loss carryforwards, respectively, that would expire if unutilized by the tax year 2040. The Company does not have federal or state tax credit carryforwards as of January 31, 2026. The Company had $0.1 million and $0.1 million of state business interest carryforwards, available to offset future taxable income as of January 31, 2026 and February 1, 2025, respectively. This carryforward can be carried forward indefinitely for state tax purposes.

The following table summarizes the changes in the Company’s unrecognized income tax benefits for Fiscal Years 2025, 2024 and 2023 (in thousands):

	For the Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Balance at the beginning of the period	$127	$127	$425
(Decreases) Increases for tax positions related to prior periods	(127)	—	(298)
Balance at the end of the period	$—	$127	$127

The Company did not have gross unrecognized tax benefits as of January 31, 2026. The Company had gross unrecognized tax benefits of $0.1 million as of February 1, 2025 and February 3, 2024, recorded in Other liabilities in the consolidated balance sheets. The Company will recognize interest and penalties, if any, related to uncertain tax positions in Income tax expense. As of January 31, 2026, no significant amount of penalties or interest have been accrued.

For federal and state income tax purposes, the Company’s tax years remain open under statute for Fiscal Year 2022 to present.

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

During the year ended January 31, 2026 and February 1, 2025, the Company repurchased 637,743 shares and 19,831 shares of its Common Stock for an aggregate purchase price of $10.4 million and $0.5 million, respectively. As of January 31, 2026, the Company had $14.1 million of availability remaining under its stock repurchase authorization. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the accompanying consolidated balance sheet as of January 31, 2026 and February 1, 2025.

The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

Dividends

During Fiscal Year 2025, the Board of Directors (the “Board”) declared total cash dividend payments of $0.32 per share of common stock (the “Dividend”). During Fiscal Year 2025, the Company paid $4.9 million in cash dividends and $0.1 million in dividend equivalent units relating to employee share-based payment awards. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital.

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

16. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share for the Fiscal Years 2025, 2024 and 2023 (in thousands, except share and per share data):

	For the Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Numerator
Net income	$27,891	$39,483	$36,201
Denominator
Weighted average number of common shares outstanding	15,188,966	14,956,165	10,561,652
Assumed exercise of warrants	—	—	3,581,475
Weighted average common shares, basic	15,188,966	14,956,165	14,143,127
Dilutive effect of share-based awards	151,182	180,668	261,343
Weighted average common shares, diluted	15,340,148	15,136,833	14,404,470
Net income per common share, basic	$1.84	$2.64	2.56
Net income per common share, diluted	$1.82	$2.61	$2.51

Share-based awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, there were 261,853, 98,338, and 57,914 such awards excluded for the Fiscal Years 2025, 2024 and 2023, respectively.

During the fiscal year ended February 1, 2025, the Company issued 3,572,664 shares of common stock following the exercise of all the remaining 3,573,707 warrants (the “Warrants”) that were previously issued pursuant to a Warrant Agreement, dated as of October 2, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC (the “Warrant Agreement”). The exercise price of the Warrants was net share settled as per the terms of the Warrant Agreement and as detailed in the consolidated statements of shareholders’ equity for the fiscal year ended January 31, 2026. Given the non-substantive exercise price of the Warrants in relation to the fair value of the common shares issued upon exercise, the exercise of these Warrants had no impact on net income per common share, both basic and diluted. Upon exercise, the net share settled warrants are included in the Weighted average number of common shares outstanding in the table above for the fiscal year ended February 1, 2025.

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

On March 11, 2025, the Board approved and authorized an amendment and restatement (the “Amendment”) to the Company’s Amended and Restated 2017 Omnibus Incentive Plan (the “A&R Plan”). The A&R Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the authority to determine the type, size and terms and conditions of awards granted under the A&R Plan.

On June 27, 2025, the Company registered an additional 750,000 shares of its common stock at par value of $0.01 per share. As of January 31, 2026, the A&R Plan has 2,793,453 shares of common stock reserved for issuance to awards granted by the Committee with an aggregate of 1,174,385 shares remaining for future issuance.

During Fiscal Year 2025, the Board approved and granted Restricted Stock Units (“RSUs”), dividend equivalent RSUs, Performance Stock Units (“PSUs”) and dividend equivalent PSUs under the A&R Plan.

Restricted Stock Units

For Fiscal Years 2025, 2024 and 2023, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. Additionally, during Fiscal Year 2024, in order to reward, retain, and further incentivize key personnel, the Board granted RSUs, fifty percent (50%) of which vests beginning one year from the date of grant, and the remaining fifty percent (50%) of which vests in four equal amounts (i.e. 12.5% of the total RSU grant) on the last day of each quarter, with the first such quarter beginning January 1, 2026 and ending on March 31, 2026. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding RSUs were credited with dividend equivalent RSUs, which are subject to the same vesting terms as the RSUs.

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

For the Fiscal Year 2025, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSUs award activity, for Fiscal Year 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 1, 2025	479,888	$23.66
Granted	474,748	$15.84
Vested	(294,932)	$19.69
Forfeited	(79,293)	$24.78
Unvested units outstanding at January 31, 2026	580,411	$18.61

As of January 31, 2026, there was $8.4 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 1.6 years. The total fair value of RSUs vested during Fiscal Years 2025, 2024, and 2023 was $5.8 million, $3.3 million, and $3.6 million, respectively.

Performance Stock Units

For Fiscal Years 2025 and 2024, the Board granted PSUs, a portion of which are based on achieving an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

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

The fair value of the PSUs granted during the Fiscal Years 2025 and 2024 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated using a Monte Carlo simulation as of the grant date. These valuations were based on the assumptions noted below:

For the Fiscal Year Ended
Monte Carlo Simulation Assumptions	January 31, 2026
Risk Free Interest Rate	3.66%-3.68%
Expected Dividend Yield	—
Expected Volatility	45.85%-46.39%
Expected Term	2.75-2.81

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

The following table summarizes the PSU awards activity for Fiscal Year 2025:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at February 1, 2025	167,743	$36.56
Granted	106,858	$12.10
Forfeited	(69,564)	$33.59
Unvested units outstanding at January 31, 2026	205,037	$22.89

As of January 31, 2026, there was $1.6 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 1.6 years.

Share-based compensation expense for RSUs and PSUs was recorded in the Selling, general and administrative expenses in the consolidated statement of operations and comprehensive income. The Company recorded $5.4 million for the year ended January 31, 2026. As per the terms of the A&R Plan, as the dividend equivalent awards are subject to the same vesting conditions as their underlying awards, the Company did not record any additional share-based compensation expense associated with these awards.

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

As of January 31, 2026, there was no unrecognized compensation cost related to employee stock options as all options were fully vested. During Fiscal Year 2025, the Company forfeited 2,485 stock options. The Company did not grant or exercise any stock options during Fiscal Year 2025. As of January 31, 2026, the outstanding and exercisable stock options have a weighted average grant date fair value of $30.17, weighted average exercise price of $59.85 and a weighted average remaining contractual term of 1.3 years.

On December 9, 2024, the Company entered into a consulting agreement with Elm St Advisors, LLC (“Elm Street”), which was subsequently amended on March 11, 2025 (as amended, the “Consulting Agreement”). The Consulting Agreement resulted in a net award of 33,334 stock options to Elm Street, which vested on February 7, 2025. The amendment resulted in the cancellation of 66,666 of the original 100,000 stock options initially awarded under the Consulting Agreement, and accordingly, $0.3 million of compensation expense was reversed in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income during the Fiscal Year ended January 31, 2026. The stock options expire three years from the December 9, 2024 grant date. As of January 31, 2026, there was no unrecognized compensation cost as the stock options were fully vested.

The Company applied liability accounting to the stock options prior to their vesting since the Board retained sole discretion over the determination of the milestone achievements and the related vesting, as described in the Consulting Agreement. Upon vesting the stock options became equity-classified and the corresponding liability was reclassified from Accrued expenses and other current liabilities to Additional paid-in capital in the consolidated balance sheets.

The fair value of the stock options as of February 7, 2025 was calculated using the Black-Scholes option-pricing model with the following assumptions:

Black Scholes Options Pricing Model	February 7, 2025
Risk Free Interest Rate	4.27%
Expected Dividend Yield	1.0%
Expected Volatility	45.90%
Expected Term	1.59

During the Fiscal Year 2025, the outstanding stock options, including previously issued stock options have a weighted average fair value of $30.17, weighted average exercise price of $59.85 and a weighted average remaining contractual term of 1.3 years.

Employee Stock Purchase Plan (the “Purchase Plan”)

The Company established the Purchase Plan during Fiscal Year 2017, under which a maximum of 40,000 shares of common stock may be purchased by eligible employees as defined by the Purchase Plan. As of January 31, 2026, February 1, 2025 and February 3, 2024, there were 2,344 shares authorized and available for future issuance under the Purchase Plan. As of January 31, 2026, the Purchase Plan remains suspended due to an inadequate number of authorized and available shares.

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

On December 9, 2024, the Company and Elm Street entered into the Consulting Agreement to assist the Company in developing enhanced operational strategies with a focus on growth opportunities. This agreement was subsequently amended on March 11, 2025. Elm Street is owned by Jim Scully, who served as a director on the Company’s Board until June 2024. Effective May 20, 2025, the Company and Elm Street agreed to end the engagement.

During Fiscal Year 2025 and FY 2024, the Company incurred costs of $0.8 million and $0.4 million, respectively, under the Consulting Agreement. The Company did not incur such costs in FY 2023. As of January 31, 2026, the Company did not owe Elm Street. As of February 1, 2025, the Company owed $0.7 million. The Consulting Agreement resulted in a net award of 33,334 stock options to Elm Street, which vested on February 7, 2025. The amendment resulted in the cancellation of 66,666 of the original 100,000 stock options initially awarded under the Consulting Agreement, and accordingly, $0.3 million of compensation expense was reversed in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income during the Fiscal Year ended January 31, 2026. The stock options expire three years from the December 9, 2024 grant date. As of January 31, 2026, there was no unrecognized compensation cost as the stock options were fully vested.

During Fiscal Year 2024 the Company paid Elm Street a one time non-refundable upfront fee of $0.2 million in December 2024, which was recorded to Prepaid expenses and other current assets in the consolidated balance sheet and was being amortized over the term of the Consulting Agreement. Additionally, as of February 1, 2025, the Company paid a monthly installment payment of $0.3 million as per the terms of the Consulting Agreement.

The Company was party to the Subordinated Credit Agreement, with a group of lenders that includes certain affiliates of TowerBrook and the Chairman of our Board, until it was repaid in full on April 5, 2023.

In the consolidated statements of operations and comprehensive income, in association with the Subordinated Facility, the Company incurred $1.1 million of Interest expense – related party during Fiscal Year 2023. The Company did not incur Interest expense – related party during Fiscal Years 2025 and 2024.

For Fiscal Year 2024, the Company incurred $0.1 million in third-party expenses, primarily related to the payment of legal and professional fees associated with TowerBrook’s sale of the Company’s common stock in connection with the Equity Offering. The company did not incur such expenses during Fiscal Year 2025 and 2023. During the Fiscal Years 2025, 2024 and 2023, the Company incurred an immaterial amount of other related party transactions.

19. Subsequent Events

Dividends

On March 31, 2026, the Board declared a cash dividend of $0.09 per share, payable on April 28, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of April 14, 2026.

Tariff Ruling

On February 20, 2026, the U.S. Supreme Court invalidated the current U.S. presidential administration's tariff measures after concluding that the International Emergency Economic Powers Act ("IEEPA") did not authorize their imposition. As a result of this ruling, the Company may be eligible for refunds of tariffs paid during Fiscal Year 2025 and the first month of the fiscal year ending January 30, 2027. Due to the inherent uncertainty regarding the administrative process for filing claims with U.S. Customs and Border Protection and the potential for further legal challenges, the Company has determined that the recovery of these funds is not yet probable or reasonably estimable.

On February 24, 2026, President Trump revoked the IEEPA tariffs and implemented a 10% additional global tariff under Section 122 of the Trade Act of 1974. Pursuant to the Trade Act of 1974, these tariffs will expire in 150 days on July 24, 2026, unless earlier modified or suspended or extended beyond July 24 by an act of Congress. The scope and duration of future tariffs remain uncertain. The Trump Administration has announced that it also plans to initiate new investigations on “most major trading partners” under Section 301 of the Trade Act of 1974, which may lead to additional tariffs. It is uncertain how future repercussions of the ruling and other changes in trade policy would impact our operations, supply chain, and cash flow.