Form 10-Q
period 2026-05-02
J.Jill, Inc.
filed 2026-06-10
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

Securities registered pursuant to Section 12(g) of the Act: None

As of June 4, 2026 the registrant had 14,951,415 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 2, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$36,297	$41,015
Accounts receivable, net	8,505	4,322
Inventories, net	63,922	70,066
Prepaid expenses and other current assets	25,711	25,786
Total current assets	134,435	141,189
Property and equipment, net	56,535	56,794
Intangible assets, net	55,183	56,322
Goodwill	59,697	59,697
Operating lease assets, net	124,106	128,944
Other assets	7,515	7,270
Total assets	$437,471	$450,216
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,094	$57,650
Accrued expenses and other current liabilities	34,184	30,864
Current portion of long-term debt	1,594	1,875
Current portion of operating lease liabilities	38,568	40,259
Total current liabilities	118,440	130,648
Long-term debt, net of discount and current portion	71,319	71,435
Deferred income taxes	15,461	14,403
Operating lease liabilities, net of current portion	106,990	111,231
Other liabilities	970	1,000
Total liabilities	313,180	328,717
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 15,677,489 and 15,522,614 shares issued at May 2, 2026 and January 31, 2026 respectively; and 14,951,415 and 14,865,040 shares outstanding at May 2, 2026 and January 31, 2026, respectively	159	157
Additional paid-in capital	239,876	240,981
Treasury stock, at cost, 726,074 and 657,574 shares at May 2, 2026 and January 31, 2026, respectively	(11,681)	(10,888)
Accumulated deficit	(104,063)	(108,751)
Total shareholders’ equity	124,291	121,499
Total liabilities and shareholders’ equity	$437,471	$450,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$144,427	$153,624
Costs of goods sold (exclusive of depreciation and amortization)	45,734	43,267
Gross profit	98,693	110,357
Selling, general and administrative expenses	89,718	91,088
Impairment of long-lived assets	214	207
Operating income	8,761	19,062
Interest expense	1,871	2,789
Interest income	(347)	(388)
Income before provision for income taxes	7,237	16,661
Income tax provision	2,549	4,969
Net income and total comprehensive income	$4,688	$11,692
Per share data (Note 9):
Net income per common share:
Basic	$0.32	$0.76
Diluted	$0.31	$0.76
Weighted average common shares:
Basic	14,880,999	15,314,474
Diluted	14,975,282	15,390,957

Cash dividends declared per common share	$0.09	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid- in Capital	Treasury Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 31, 2026	15,522,614	$157	$240,981	(657,574)	$(10,888)	$(108,751)	$121,499
Vesting of equity awards	235,795	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(80,920)	—	(1,006)	—	—	—	(1,006)
Repurchase of treasury stock	—	—	—	(68,500)	(793)	—	(793)
Quarterly cash dividend and dividend equivalents declared ($0.09 per share)	—	—	(1,343)	—	—	—	(1,343)
Equity-based compensation	—	—	1,246	—	—	—	1,246
Net income	—	—	—	—	—	4,688	4,688
Balance, May 2, 2026	15,677,489	$159	$239,876	(726,074)	$(11,681)	$(104,063)	$124,291

	Common Stock		Additional Paid- in Capital	Treasury Stock		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance, February 1, 2025	15,344,053	$153	$242,781	(19,831)	$(523)	$(136,642)	$105,769
Vesting of equity awards	238,696	3	187	—	—	—	190
Surrender of shares to pay withholding taxes	(93,075)	—	(2,043)	—	—	—	(2,043)
Repurchase of treasury stock	—	—	—	(186,800)	(3,526)	—	(3,526)
Quarterly cash dividend and dividend equivalents declared ($0.08 per share)	—	—	(1,075)	—	—	—	(1,075)
Equity-based compensation	—	—	966	—	—	—	966
Net income	—	—	—	—	—	11,692	11,692
Balance, May 3, 2025	15,489,674	156	240,816	(206,631)	(4,049)	(124,950)	111,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net income	$4,688	$11,692
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,249	5,345
Impairment of long-lived assets	214	207
Adjustment for exited retail stores	(296)	(232)
Loss on disposal of fixed assets	36	151
Noncash interest expense	82	303
Equity-based compensation	1,252	966
Deferred rent incentives	(13)	(32)
Deferred income taxes	1,058	(773)
Changes in operating assets and liabilities:
Accounts receivable	(4,183)	(4,353)
Inventories, net	6,144	737
Prepaid expenses and other current assets	75	(848)
Accounts payable	(14,035)	(7,884)
Accrued expenses and other current liabilities	2,549	1,606
Operating lease assets and liabilities	(857)	(1,645)
Other noncurrent assets and liabilities	(276)	96
Net cash provided by operating activities	1,687	5,336
Investing activities:
Purchases of property and equipment	(2,568)	(2,237)
Capitalized software	(225)	(487)
Net cash used in investing activities	(2,793)	(2,724)
Financing activities:
Principal repayments on term loan	(469)	—
Share repurchase costs, net of commission and fees	(794)	(3,526)
Surrender of shares to pay withholding taxes	(1,006)	(2,043)
Quarterly cash dividend paid to shareholders	(1,343)	(1,225)
Net cash used in financing activities	(3,612)	(6,794)
Net change in cash and cash equivalents and restricted cash	(4,718)	(4,182)
Cash and cash equivalents and restricted cash:
Beginning of Period	41,378	35,790
End of Period (a)	$36,660	$31,608
(a)
Includes $0.4 million of restricted cash for the thirteen weeks ended May 2, 2026 and May 3, 2025. The Company recorded restricted cash in Prepaid expenses and other current assets as presented in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

J.Jill, Inc., (“J.Jill” or the “Company”), is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 255 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston, Massachusetts.

J.Jill, Inc. is a holding company. Jill Acquisition LLC, its wholly-owned subsidiary, and J.Jill Gift Card Solutions, Inc., a wholly-owned subsidiary of Jill Acquisition LLC, are the operating companies for the business assets.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our interim condensed consolidated financial statements are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”) associated with reporting of interim period financial information. We consistently applied the accounting policies described in our Annual Report on Form 10-K (the “2025 Annual Report”) for the fiscal year ended January 31, 2026 (“Fiscal Year 2025”) in preparing these unaudited interim condensed consolidated financial statements. J.Jill operates on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending January 30, 2027 (“Fiscal Year 2026”) and Fiscal Year 2025 are both comprised of 52 weeks.

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 31, 2026 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen weeks ended May 2, 2026 are not necessarily indicative of future results or results to be expected for Fiscal Year 2026. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2025 Annual Report.

Restricted Cash

The Company's restricted cash balance represents an imprest cash account used to fund employee healthcare costs. The balance of restricted cash as of May 2, 2026 and May 3, 2025 was $0.4 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	For the Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cash and cash equivalents	$36,297	$31,245
Restricted cash reported in Prepaid expenses and other current assets	363	363
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,660	$31,608

Accounts Receivable

The beginning balances at January 31, 2026 for accounts receivable arising from contracts with customers was $4.3 million with ending balances included in accounts receivable on the condensed consolidated balance sheets.

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

For the thirteen weeks ended May 2, 2026, the Company amortized $0.6 million of cloud-based software implementation costs. For the thirteen weeks ended May 3, 2025, the Company amortized $0.5 million of cloud-based software implementation costs.

As of May 2, 2026, the Company had $9.7 million of gross capitalized cloud-based software implementation costs and $0.6 million of related accumulated amortization, for a net balance of $9.1 million, made up of $2.6 million recorded within Prepaid expenses and other current assets and $6.5 million recorded within Other assets in the Company’s condensed consolidated balance sheets.

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

Additionally, in the first quarter of 2025, the Company reduced the allowable return window for Direct and Retail sales from 90 to 60 days, which also impacted the estimate of expected returns. The Company further revised its methodology for estimating the Retail sales returns reserve in the third quarter of 2025. The Company no longer includes an exchange assumption to better align the reserve with the data provided under its new OMS. These changes have been accounted for as changes in accounting estimates and applied prospectively in accordance with applicable accounting guidance. The impact of these changes is not material to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No.

2025-12, Codification Improvements. This update makes technical corrections and clarifications to the Codification, including conforming amendments and editorial changes. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU amends the FASB Accounting Standards Codification (“ASC”) in response to the SEC’s disclosure update and simplification initiative. This guidance will be applied prospectively with the effective date for each amendment to be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the related disclosures from Regulation S-X or Regulation S-K, the pending amendments will not become effective for any entity. The Company is assessing what impact this guidance will have on its disclosures in the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (2) removing disclosures that are no longer considered cost beneficial or relevant. The Company adopted this ASU during the fourth quarter of Fiscal Year 2025 and updated its disclosures accordingly.

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

	For the Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Retail	$78,553	$81,813
Direct	65,874	71,811
Net sales	$144,427	$153,624

Remaining Performance Obligations

As of May 2, 2026, the transaction price allocated to remaining performance obligations amounts to $0.4 million, which relates to the marketing and promotion of the Company’s private label credit card program. This amount will be recognized as revenue evenly through January 2031.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	May 2, 2026	January 31, 2026
Upfront payment (1)	385	$405
Unredeemed gift cards (2)	6,175	7,370
Total contract liabilities	$6,560	$7,775
(1)
The current and noncurrent portions of the upfront payment received in connection with the private label credit card agreement are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the Company’s condensed consolidated balance sheets.
(2)
The unredeemed gift cards balance is included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. Revenue recognized for the thirteen weeks ended May 2, 2026 and May 3, 2025 related to the contract liability balance at the beginning of each fiscal year was $1,921 and $2,020.

The Company recognized revenue related to gift card redemptions and breakage for the thirteen weeks ended May 2, 2026 of approximately $3.3 million and for the thirteen weeks ended May 3, 2025 of approximately $3.2 million. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

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

4. Asset Impairments

Long-lived Asset Impairments

For the thirteen weeks ended May 2, 2026, the Company recorded noncash impairment charges of $0.2 million primarily related to leasehold improvements at certain store locations driven by the actual performance at these locations. The Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.

For the thirteen weeks ended May 3, 2025, the Company recorded $0.2 million of noncash impairment charges primarily related to leasehold improvements at certain store locations driven by the actual performance at these locations. The Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flows method.

Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at May 2, 2026 and January 31, 2026. The accumulated goodwill impairment losses as of May 2, 2026 and January 31, 2026 were $137.3 million.

A summary of other intangible assets as of May 2, 2026 and January 31, 2026 is as follows (in thousands):

		May 2, 2026
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	110,397	2,620	21,183
Total intangible assets		$192,300	$110,397	$26,720	$55,183

		January 31, 2026
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	109,258	2,620	22,322
Total intangible assets		$192,300	$109,258	$26,720	$56,322

Total amortization expense for these amortizable intangible assets was $1.1 million and $1.2 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2026(1)	3,417
2027	4,418
2028	4,246
2029	4,109
2030	4,023
Thereafter	970
Total	$21,183
(1)
Represents amortization expense for the remainder of Fiscal Year 2026.

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

During the thirteen weeks ended May 2, 2026 and May 3, 2025, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt as of May 2, 2026 and January 31, 2026 were as follows (in thousands):

	May 2, 2026
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term loan due 2030	$74,531	$(696)	$(922)	$72,913
Less: Current portion	(1,594)	—	—	(1,594)
Net long-term debt	$72,937	$(696)	$(922)	$71,319

	January 31, 2026
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term loan due 2030	$75,000	$(727)	$(963)	$73,310
Less: Current portion	(1,875)	—	—	(1,875)
Net long-term debt	$73,125	$(727)	$(963)	$71,435

Term Loan Credit Agreement

On December 12, 2025, the Company and Jill Acquisition LLC (the “Borrower”) entered into a new Term Loan Credit Agreement (the “2025 Term Loan Credit Agreement”), with the lenders party thereto from time to time and CCP Agency, LLC, as administrative agent and as collateral agent. The 2025 Term Loan Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $75.0 million with a maturity date of December 12, 2030 (the “2025 Term Loan Facility”). As of May 2, 2026, the outstanding principal balance under the 2025 Term Loan Credit Agreement was $74.5 million.

The proceeds from the 2025 Term Loan Facility were used to pay off in full all outstanding principal balance under the Term Loan Credit Agreement dated as of April 5, 2023 (the “2023 Term Loan Credit Agreement”). All security interests and liens granted in connection with the 2023 Term Loan Credit Agreement were released.

A portion of the transaction was accounted for as a debt modification. As a result, approximately $1.0 million of deferred costs will continue to be deferred and amortized using the effective interest method through December 12, 2030, the maturity date of the 2025 Term Loan Credit Agreement. These fees are presented as a direct reduction from the carrying amount of long-term debt on the condensed consolidated balance sheets.

Loans under the 2025 Term Loan Credit Agreement bear an upfront fee of 1.00% and interest at the Borrower’s election at (1) the Base Rate (as defined in the 2025 Term Loan Credit Agreement) plus 4.50% through August 1, 2026 and 4.25% thereafter or (2) Term SOFR (as defined in the 2025 Term Loan Credit Agreement) plus 5.50% through August 1, 2026 and 5.25% thereafter, subject to a floor rate of 1.00%.

The 2025 Term Loan Facility is to be repaid in quarterly payments of approximately $0.5 million on the last business day of each fiscal quarter of the borrower, commencing with the fiscal quarter ended May 2, 2026, until January 30, 2027 and of approximately $0.2 million commencing on the fiscal quarter ending May 1, 2027 and each fiscal quarter thereafter, with the remaining aggregate principal amount of Initial Term Loans (as defined in the 2025 Term Loan Credit Agreement) then outstanding to be paid on maturity on December 12, 2030. Additionally, the 2025 Term Loan Facility is subject to mandatory repayment, subject to certain exceptions, including (i) 100% of the net proceeds of any issuance or incurrence of indebtedness other than debt permitted in the 2025 Term Loan Credit Agreement, (ii) 100% of the net cash proceeds of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, and (iii) an annual payment ranging from 25%-75%, based on the First Lien Net Leverage Ratio, of the annual Excess Cash Flow, less certain voluntary prepayments made during the year, as defined in the 2025 Term Loan Credit Agreement.

The 2025 Term Loan Facility may be voluntarily prepaid after the one-year anniversary without premium or penalty but on or prior to the one-year anniversary, subject to a premium of 1.0% of the aggregate principal amount being prepaid.

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

During Fiscal Year 2025, in conjunction with entering into the 2025 Term Loan Credit Agreement, the Company incurred $0.3 million of third-party fees which were expensed as incurred.

As of May 2, 2026, the Company was in compliance with all covenants contained in its outstanding debt arrangements.

Asset-Based Revolving Credit Agreement

The Company is party to a secured $40.0 million asset-based revolving credit facility agreement (the “ABL Credit Agreement” and, such facility, the “ABL Facility”), as amended, with a maturity date of May 10, 2028 (or 180 days prior to the maturity date of the Company’s 2025 Term Loan Credit Agreement if the maturity date of such 2025 Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement).

The Company had no short-term borrowings under the Company’s ABL Facility as of May 2, 2026 and January 31, 2026. The Company’s available borrowing capacity under the ABL Facility as of May 2, 2026 and January 31, 2026 was $35.7 million. During the thirteen weeks ended May 2, 2026 and May 3, 2025, no amount was drawn or outstanding under the ABL Facility.

As of May 2, 2026 and January 31, 2026, there were outstanding letters of credit of $4.3 million, which reduced the availability under the ABL Facility. As of May 2, 2026, the maximum commitment for letters of credit was $15.0 million.

As of May 2, 2026, the Company was in compliance with all financial covenants in effect.

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

The following table presents the carrying value and fair value hierarchy for debt as of May 2, 2026 and January 31, 2026, respectively (in thousands):

		Fair Value as of May 2, 2026
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$72,913	$—	$75,398	$—
Total financial instruments not carried at fair value	$72,913	$—	$75,398	$—

		Fair Value as of January 31, 2026
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$73,310	$—	$75,607	$—
Total financial instruments not carried at fair value	$73,310	$—	$75,607	$—

The Company’s debt instruments include the 2025 Term Loan Credit Agreement. The debt instruments are recorded at cost, net of debt issuance costs and any related discount. The fair value of the debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

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

7. Income Taxes

The Company recorded an income tax provision of $2.5 million and $5.0 million during the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

The effective tax rate was 35.2% and 29.8% for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

The effective tax rate for the thirteen weeks ended May 2, 2026 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, stock compensation shortfalls and executive compensation limitations. The effective tax rate for the thirteen weeks ended May 3, 2025 differs from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and executive compensation limitations.

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

During the thirteen weeks ended May 2, 2026, the Company repurchased 68,500 shares of its common stock for an aggregate purchase price of $0.8 million. As of May 2, 2026, the Company had $13.3 million of availability remaining under its stock repurchase authorization. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the accompanying condensed consolidated balance sheets as of May 2, 2026. There were 186,800 shares repurchased by the Company during the thirteen weeks ended May 3, 2025.

The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

Dividends

During the thirteen weeks ended May 2, 2026, the Board declared a quarterly cash dividend payment of $0.09 per share of common stock (the “Dividend”). The Dividend was payable on April 28, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of April 14, 2026. During the thirteen weeks ended May 2, 2026, the Company paid $1.3 million in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital on the condensed consolidated balance sheets.

The Company intends to pay cash dividends quarterly in the future, subject to market conditions and at the discretion of the Board. The Company's ability to pay dividends in the future is based on a number of factors, such as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and the ability of our operating subsidiaries to pay dividends to us as a holding company.

9. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Numerator
Net income	$4,688	$11,692
Denominator
Weighted average number of common shares outstanding	14,880,999	15,314,474
Weighted average common shares, basic	14,880,999	15,314,474
Dilutive effect of share-based awards	94,283	76,483
Weighted average common shares, diluted	14,975,282	15,390,957
Net income per common share, basic	$0.32	$0.76
Net income per common share, diluted	$0.31	$0.76

Share-based awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 344,520 and 262,565 shares for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

10. Share-Based Payment

On March 11, 2025, the Board approved and authorized an amendment and restatement (the “Amendment”) to the Company’s Amended and Restated 2017 Omnibus Equity Incentive Plan (the “A&R Plan”). The A&R Plan is administered by the Compensation Committee of the Board (the “Committee”). The Committee has the authority to determine the type, size and terms and conditions of awards granted under the A&R Plan.

On June 27, 2025, the Company registered an additional 750,000 shares of its common stock at par value of $0.01 per share. As of May 2, 2026, the A&R Plan has 2,793,453 shares of common stock reserved for issuance to awards granted by the Committee with an aggregate of 767,986 shares remaining for future issuance.

During the thirteen weeks ended May 2, 2026 and May 3, 2025, the Board approved and granted Restricted Stock Units (“RSUs”), dividend equivalent RSUs, Performance Stock Units (“PSUs”) and dividend equivalent PSUs under the A&R Plan.

Restricted Stock Units

For the thirteen weeks ended May 2, 2026 and May 3, 2025, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding RSUs were credited with dividend equivalent RSUs, which are subject to the same vesting terms as the RSUs. For the thirteen weeks ended May 2, 2026 and May 3, 2025, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the thirteen weeks ended May 2, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 31, 2026	580,411	$18.61
Granted	387,285	$12.14
Vested	(223,458)	$19.84
Forfeited	(32,430)	$18.26
Unvested units outstanding at May 2, 2026	711,808	$15.83

As of May 2, 2026, there was $9.8 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 2.0 years. The total fair value of RSUs vested during the thirteen weeks ended May 2, 2026 and May 3, 2025 was $4.4 million and $4.4 million, respectively.

Performance Stock Units

For the thirteen weeks ended May 2, 2026 and May 3, 2025, the Board granted PSUs, a portion of which are based on achieving an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

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

The fair value of the PSUs granted during the thirteen weeks ended May 2, 2026 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated using a Monte Carlo simulation as of the grant date. These valuations were based on the assumptions noted below:

Monte Carlo Simulation Assumptions
Risk Free Interest Rate	3.84%
Expected Dividend Yield	—
Expected Volatility	49.89%
Expected Term	2.82 years

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

The following table summarizes the PSU awards activity for the thirteen weeks ended May 2, 2026:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 31, 2026	205,037	$22.89
Granted	161,742	$12.71
Forfeited	(33,474)	$19.26
Unvested units outstanding at May 2, 2026	333,305	$17.95

As of May 2, 2026, there was $2.8 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.3 years.

Share-based compensation expense for RSUs and PSUs was recorded in the Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. The Company recorded $1.2 million for the thirteen weeks ended May 2, 2026, and $1.0 million for the thirteen weeks ended May 3, 2025. As per the terms of the A&R Plan, as the dividend equivalent awards are subject to the same vesting conditions as their underlying awards, the Company did not record any additional share-based compensation expense associated with these awards.

Stock Options

On December 9, 2024, the Company entered into a consulting agreement with Elm St Advisors, LLC (“Elm Street”), which was subsequently amended on March 11, 2025 (as amended, the “Consulting Agreement”). The Consulting Agreement resulted in a net award of 33,334 stock options to Elm Street, which vested on February 7, 2025. The amendment resulted in the cancellation of 66,666 of the original 100,000 stock options initially awarded under the Consulting Agreement, and accordingly, the reversal of $0.3 million of compensation expense was reversed in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income during the thirteen weeks ended May 3, 2025. The stock options expire three years from the December 9, 2024 grant date. As of May 3, 2025, there was no unrecognized compensation cost as the stock options were fully vested.

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

The fair value of the stock options as of February 7, 2025 was calculated using the Black-Scholes option-pricing model with the following assumptions:

Black Scholes Options Pricing Model
Risk Free Interest Rate	4.27%
Expected Dividend Yield	1.00%
Expected Volatility	45.90%
Expected Term	1.59 years

During the thirteen weeks ended May 2, 2026, the outstanding stock options, including previously issued stock options have a weighted average fair value of $30.17, weighted average exercise price of $59.85 and a weighted average remaining contractual term of 1.1 years.

11. Related Party Transactions

For the thirteen weeks ended May 2, 2026 and May 3, 2025, the Company incurred immaterial amounts in connection with related party transactions. As of May 2, 2026 and January 31, 2026, the Company owed its related parties immaterial amounts.

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

An extract of the financial information that is regularly provided to the CODM for the Company’s single reportable segment is listed below:

	For the Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$144,427	$153,624
Costs of goods sold (exclusive of depreciation and amortization)	45,734	43,267
Selling expenses	49,707	47,774
Marketing expenses	12,995	14,239
General and administrative expenses	19,271	21,009
Other segment items (a)	12,032	15,643
Net income and total comprehensive income	$4,688	$11,692
(a)
Other segment items represent the Company's OMS upgrade, management incentives, impairments of long-lived assets, interest expense, interest income, income taxes, and depreciation and amortization.

Geographic Information

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company has immaterial sales outside the United States. No customer represents more than 10% of total revenues for any period presented.

14. Subsequent Events

Dividends

On June 3, 2026, the Board declared a quarterly cash dividend of $0.09 per share, payable on July 8, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of June 24, 2026.

U.S. Tariff Matter

Following the Supreme Court ruling, the Court of International Trade issued an order directing Customs and Border Protection ("CBP") to begin paying refunds for tariffs enacted under the International Emergency Economic Powers Act ("IEEPA") immediately. The CBP has begun developing a new system to process the unprecedented volume of IEEPA tariff refunds. The CBP is proceeding with a phased rollout of refunds. Subsequent to year-end, the Company submitted refund claims to CBP related to tariffs previously paid under the IEEPA. These claims were submitted following court rulings that invalidated certain IEEPA tariffs and directed CBP to implement a refund process. Subsequent to quarter end and as of the date these financial statements were issued, the Company began receiving refunds, but the complete refund process is ongoing and subject to administrative implementation by the CBP. Accordingly, management concluded that the matter represents a non-recognized subsequent event under ASC 855, and no receivable has been recorded as of May 2, 2026.

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

We operate on a 52- or 53-week fiscal year that ends on the Saturday that is closest to January 31. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ending January 30, 2027 (“Fiscal Year 2026”) and fiscal year ended January 31, 2026 (“Fiscal Year 2025”) are both comprised of 52 weeks.

All references in this Quarterly Report to “J.Jill,” “we,” “our,” “us,” “the Company” or similar terms are to J.Jill, Inc. and its subsidiaries.

Overview

J.Jill is a national lifestyle brand that provides apparel, footwear and accessories designed to help its customers move through a full life with ease. The brand represents an easy, thoughtful and inspired style that celebrates the totality of all women and designs its products with its core brand ethos in mind: keep it simple and make it matter. J.Jill offers a high touch customer experience through 255 stores nationwide and a robust ecommerce platform. J.Jill is headquartered outside Boston, Massachusetts.

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

Our Strategic Initiatives. The ongoing implementation of strategic initiatives will continue to have an impact on our results of operations. These initiatives include our ecommerce platform and inventory enhancement. Although initiatives of this nature are designed to create growth in our business and continue improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operations in future periods.

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

Tariffs. The imposition of tariffs (including U.S. tariffs imposed or threatened to be imposed on a number of countries and any tariffs imposed by such countries) have impacted and could continue to impact our supply chain resulting in increased input costs, including the cost of certain raw materials and packaging. During the thirteen weeks ended May 2, 2026, the U.S. Supreme Court ruled that many of the tariffs previously imposed under the International Emergency Economic Powers Act were invalid. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. In addition, the U.S. Administration initiated new tariffs and may impose additional tariffs. As a result, there remains significant uncertainty regarding the duration and scope of existing and future tariffs and the impact of such tariffs will continue to vary, including based on where inputs are sourced from and shipped to. In addition, any supply chain constraints, inflationary impacts or reduced consumer demand for our products as a result of such tariffs or ongoing macroeconomic uncertainty have impacted and could continue to impact our results. We will continue to evaluate the nature and extent of the impact of these tariffs on our business, to identify actions to potentially mitigate, where possible, any unfavorable impacts on our business and to monitor the regulatory and administrative developments around the potential refund of tariffs previously paid and assess their impact on our future results.

Risks Associated with Ongoing Conflicts. Ongoing or escalating geopolitical tensions and military activity, including conflicts involving the Middle East, Iran, Ukraine, and Venezuela, may adversely affect the Company’s business, financial condition, and results of operations. Heightened geopolitical instability in the Middle East has contributed to uncertainty in global economic and financial conditions, including potential constraints affecting key shipping routes such as the Strait of Hormuz, and increased volatility in energy, fuel, and transportation markets, as well as contributing to volatility in labor, financial, and commodity markets. These developments may disrupt global supply chains, including the availability and cost of fuel, energy, transportation, and other critical materials, which would have an adverse effect on our results of operations. Disruptions to fuel and energy supply, including as a result of government‑imposed restrictions, sanctions, export controls, or other regulatory actions, could materially increase the Company’s operating costs or require the temporary suspension or shutdown of certain mining operations where reliable access to fuel or power is essential to safe and continuous operations. Heightened geopolitical tensions may also increase cybersecurity risks, including threats to energy infrastructure, logistics providers, financial systems, and other third‑party service providers.

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

	For the Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Statements of Operations Data:
Net income	$4,688	$11,692
Add (Less):
Depreciation and amortization	5,252	5,349
Income tax provision	2,549	4,969
Interest expense	1,871	2,789
Interest income	(347)	(388)
Adjustments:
Equity-based compensation expense (a)	1,252	966
Write-off of property and equipment (b)	36	151
Amortization of cloud-based software implementation costs (c)	554	457
Adjustment for exited retail stores (d)	(296)	(232)
Impairment of long-lived assets (e)	214	207
Other non-recurring items (f)	948	1,375
Adjusted EBITDA	$16,721	$27,335
Net sales	$144,427	$153,624
Adjusted EBITDA margin	11.6%	17.8%
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

Results of Operations

Thirteen weeks ended May 2, 2026 Compared to Thirteen weeks ended May 3, 2025

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended May 3, 2025 to the Thirteen Weeks
	May 2, 2026		May 3, 2025		Ended May 2, 2026
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$144,427	100.0%	$153,624	100.0%	$(9,197)	(6.0)%
Costs of goods sold	45,734	31.7%	43,267	28.2%	2,467	5.7%
Gross profit	98,693	68.3%	110,357	71.8%	(11,664)	(10.6)%
Selling, general and administrative expenses	89,718	62.1%	91,088	59.3%	(1,370)	(1.5)%
Impairment of long-lived assets	214	0.1%	207	0.1%	7	3.4%
Operating income	8,761	6.1%	19,062	12.4%	(10,301)	(54.0)%
Interest expense	1,871	1.3%	2,789	1.8%	(918)	(32.9)%
Interest income	(347)	(0.2)%	(388)	(0.3)%	41	10.6%
Income before provision for income taxes	7,237	5.0%	16,661	10.8%	(9,424)	(56.6)%
Income tax provision	2,549	1.8%	4,969	3.2%	(2,420)	(48.7)%
Net income	$4,688	3.2%	$11,692	7.6%	$(7,004)	(59.9)%

Net Sales

Net sales for the thirteen weeks ended May 2, 2026 decreased $9.2 million, or 6.0%, to $144.4 million from $153.6 million for the thirteen weeks ended May 3, 2025. At the end of those same periods, we operated 255 and 249 retail stores, respectively. The decrease in net sales was primarily due to a decrease in total company comparable sales of 8.7%, the decrease was primarily driven by a decline in unit sales partially offset by an increase in the average unit retail price compared to the thirteen weeks ended May 3, 2025.

Retail contributed 54.4% of our net sales in the thirteen weeks ended May 2, 2026 and 53.3% in the thirteen weeks ended May 3, 2025. Our Direct channel contributed 45.6% of our net sales in the thirteen weeks ended May 2, 2026 and 46.7% in the thirteen weeks ended May 3, 2025.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended May 2, 2026 decreased $11.7 million, or 10.6%, to $98.7 million from $110.4 million for the thirteen weeks ended May 3, 2025. The gross margin for the thirteen weeks ended May 2, 2026 was 68.3% compared to 71.8% for the thirteen weeks ended May 3, 2025. The decrease in gross profit and gross margin for the thirteen weeks ended May 2, 2026 was driven by higher full-price promotional rates, higher mix of markdown sales, and increased tariffs compared to the thirteen weeks ended May 3, 2025.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended May 2, 2026 decreased $1.4 million, or 1.5%, to $89.7 million from $91.1 million for the thirteen weeks ended May 3, 2025. The decrease was primarily driven by $2.0 million decrease in consulting and professional fees, that is primarily due to the cancelation of the Elm Street Consulting Agreement during the second quarter of 2025, and $1.5 million in marketing expenses. These decreases were partially offset by $1.2 million increase in selling expenses and an aggregated $0.9 million increase across hosting, recruiting, supplies, and compensation and benefits expenses.

As a percentage of net sales, SG&A expenses were 62.1% for the thirteen weeks ended May 2, 2026 and 59.3% for the thirteen weeks ended May 3, 2025.

Impairment of long-lived assets

The Company recorded $0.2 million of impairment charges for the thirteen weeks ended May 2, 2026 and May 3, 2025.

Interest Expense

Interest expense was $1.9 million and $2.8 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. The decrease was due to a lower interest rate for the thirteen weeks ended May 2, 2026 as a result of the debt refinancing that took place in December 2025.

Interest Income

For the thirteen weeks ended May 2, 2026, the Company earned interest on cash of $0.3 million, compared to $0.4 million for the thirteen weeks ended May 3, 2025. The decrease was primarily due to lower interest rate for the thirteen weeks ended May 2, 2026.

Income Tax Provision

The income tax provision was $2.5 million for the thirteen weeks ended May 2, 2026 compared to $5.0 million for the thirteen weeks ended May 3, 2025, while our effective tax rates for the same periods were 35.2% and 29.8%, respectively. The effective tax rate during the thirteen weeks ended May 2, 2026 is higher primarily due to the impact of state and local income taxes, stock compensation shortfalls and executive compensation limitations.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the 2025 Term Loan Credit Agreement are met. As of May 2, 2026, we had $36.3 million in cash and $35.7 million of total availability under our ABL Facility. In addition, through our shelf registration statement on file with the SEC or through private transactions, and depending on conditions prevailing in the public and private capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

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

Credit Facilities

On December 12, 2025, the Company and Jill Acquisition LLC (the “Borrower”) entered into a new Term Loan Credit Agreement (the “2025 Term Loan Credit Agreement”), with the lenders party thereto from time to time and CCP Agency, LLC, as administrative agent and as collateral agent. The 2025 Term Loan Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $75.0 million with a maturity date of December 12, 2030 (the “2025 Term Loan Facility”). As of May 2, 2026, the outstanding principal balance under the 2025 Term Loan Credit Agreement was $74.5 million.

The proceeds from the 2025 Term Loan Facility were used to pay off in full all outstanding principal balance under the Term Loan Credit Agreement dated as of April 5, 2023 (the “2023 Term Loan Credit Agreement”). All security interests and liens granted in connection with the 2023 Term Loan Credit Agreement were released.

The 2025 Term Loan Facility is to be repaid in quarterly payments of approximately $0.5 million on the last business day of each fiscal quarter of the borrower, commencing with the fiscal quarter ended May 2, 2026, until January 30, 2027 and of approximately $0.2 million commencing on the fiscal quarter ending May 1, 2027 and each fiscal quarter thereafter, with the remaining aggregate principal amount of Initial Term Loans then outstanding to be paid on maturity on December 12, 2030. Additionally, the 2025 Term Loan Facility is subject to mandatory repayment, subject to certain exceptions, including (i) 100% of the net proceeds of any issuance or incurrence of indebtedness other than debt permitted in the 2025 Term Loan Credit Agreement, (ii) 100% of the net cash proceeds of certain asset sales/insurance proceeds, subject to reinvestment rights and certain other exceptions, and (iii) an annual payment ranging from 25%-75%, based on the First Lien Net Leverage Ratio, of the annual Excess Cash Flow, less certain voluntary prepayments made during the year, as defined in the 2025 Term Loan Credit Agreement.

The 2025 Term Loan Facility may be voluntarily prepaid after the one-year anniversary without premium or penalty but on or prior to the one-year anniversary, subject to a premium of 1.0% of the aggregate principal amount being prepaid.

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

During Fiscal Year 2025, in conjunction with entering into the 2025 Term Loan Credit Agreement, the Company incurred $0.3 million of third-party fees which were expensed as incurred.

The Company is party to a secured $40.0 million asset-based revolving credit facility agreement (the “ABL Credit Agreement” and, such facility, the “ABL Facility”), as amended, with a maturity date of May 10, 2028 (or 180 days prior to the maturity date of the Company’s 2025 Term Loan Credit Agreement if the maturity date of such 2025 Term Loan Facility has not been extended to a date that is at least 180 days after the maturity date of the ABL Credit Agreement).

There were no short-term borrowings outstanding under the Company’s ABL Facility as of May 2, 2026 and January 31, 2026. At May 2, 2026 and January 31, 2026, the Company had outstanding letters of credit in the amount of $4.3 million and had a maximum additional borrowing capacity of $35.7 million.

As of May 2, 2026, the Company is in compliance with all covenants contained in its outstanding debt arrangements.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$1,687	$5,336
Net cash used in investing activities	(2,793)	(2,724)
Net cash used in financing activities	(3,612)	(6,794)

Net cash provided by operating activities

Net cash provided by operating activities decreased by $3.6 million during the thirteen weeks ended May 2, 2026 compared to the thirteen weeks ended May 3, 2025. The decrease during the thirteen weeks ended May 2, 2026 was driven by a decrease in net income of $7.0 million, offset by adjustments to reconcile net income of $1.7 million and changes in operating assets and liabilities of

$1.7 million. The change in operating assets and liabilities was driven primarily by decreased payments for inventory of $5.4 million, due to the timing of receipt of goods and tariffs, accrued expenses and other current liabilities of $0.9 million, operating lease assets and liabilities of $0.8 million due primarily to lease amortization, and accounts receivable of $0.2 million. The change in operating assets and liabilities was offset by lower cash inflows relating to timing of payments for accounts payable of $6.2 million, largely reflecting higher merchandising payables, prepaid expenses and other current assets of $0.9 million, and timing of payments relating to other noncurrent assets of $0.4 million.

Net cash provided by operating activities during the thirteen weeks ended May 2, 2026 was $1.7 million. Key elements of cash provided by operating activities were (i) net income of $4.7 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $7.6 million, primarily driven by depreciation and amortization, and equity-based compensation, and (iii) uses of cash totaling $10.6 million for net operating assets and liabilities.

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

Net cash used in investing activities

Net cash used in investing activities during the thirteen weeks ended May 2, 2026 and the thirteen weeks ended May 3, 2025 was $2.8 million and $2.7 million, respectively, representing purchases of property and equipment related investments in stores and software and technology related investments.

Net cash used in financing activities

Net cash used in financing activities was $3.6 million for the thirteen weeks ended May 2, 2026 compared to $6.8 million for the thirteen weeks ended May 3, 2025. Net cash used in financing activities for the thirteen weeks ended May 2, 2026 consisted primarily of the quarterly cash dividend paid to shareholders, share repurchase costs, net of commission and fees, surrender of shares to pay withholding taxes, and principal repayments on the 2025 Term Loan. Net cash used in financing activities for the thirteen weeks ended May 3, 2025 consisted primarily of share repurchase costs, net of commission and fees, surrender of shares to pay withholding taxes, and quarterly cash dividend paid to shareholders.

Dividends

During the thirteen weeks ended May 2, 2026, the Board declared a quarterly cash dividend payment of $0.09 per share of common stock (the “Dividend”). The Dividend was payable on April 28, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of April 14, 2026. During the thirteen weeks ended May 2, 2026, the Company paid $1.3 million in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital.

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

Subsequent to May 2, 2026, on June 3, 2026, the Board declared a quarterly cash dividend of $0.09 per share, payable on July 8, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of June 24, 2026.

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

During Fiscal Year 2025, the Company revised its methodology for estimating the sales returns reserve. See Note 2 - Summary of Significant Accounting Policies for additional information.

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2025 Annual Report”). As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our 2025 Annual Report. See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report for additional information regarding changes in our estimates.

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our 2025 Annual Report and other cautionary statements included therein and herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the first quarter of Fiscal Year 2026. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2025 Annual Report.

Subsequent to May 2, 2026, on June 3, 2026, the Board declared a quarterly cash dividend of $0.09 per share, payable on July 8, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of June 24, 2026. The Company intends to pay cash dividends quarterly in the future, subject to market conditions and the discretion and approval by the Board of any such dividends.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer concluded as of May 2, 2026, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting that occurred during the first quarter of Fiscal Year 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings as of May 2, 2026, refer to Note 12. Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are described under the heading “Risk Factors” in our 2025 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2025 Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the thirteen weeks ended May 2, 2026 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
February 1, 2026 - February 28, 2026	—	$—	—	$14,132,040
March 1, 2026 - April 4, 2026	—	$—	—	$14,132,040
April 5, 2026 - May 2, 2026	68,500	$11.55	68,500	$13,340,865
	68,500		68,500
(a)
On December 6, 2024, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock. Under the authorization, shares of Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations of the Exchange Act and share repurchase parameters determined by the Board. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. Total number of shares purchased are determined based on the settlement date of such trades. As of May 2, 2026, the Company had $13.3 million of availability remaining under its stock repurchase authorization.
(b)
The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
On December 12, 2025, J.Jill’s Executive Vice President, Chief Financial and Operating Officer, Mark Webb, entered into a Rule 10b5-1 trading plan (“Mr. Webb’s Plan”) having conditions that, if satisfied, could lead to his sale of up to 30,000 shares of J.Jill common stock, subject to volume and pricing limits. Mr. Webb’s Plan commenced on March 16, 2026 and will cease upon the earlier of September 18, 2026 or the date all 30,000 shares of common stock included in Mr. Webb’s Plan have been sold. Mr. Webb’s Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) promulgated under the Exchange Act.

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

J.Jill, Inc.

Date: June 10, 2026	By:	/s/ Mary Ellen Coyne
Mary Ellen Coyne
Chief Executive Officer, President and Director

Date: June 10, 2026	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer