Form 10-Q
period 2026-08-01
J.Jill, Inc.
filed 2026-09-09
CIK 1687932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

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

Securities registered pursuant to Section 12(g) of the Act: None

As of September 3, 2026 the registrant had 14,862,977 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

J.Jill, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	August 1, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$76,897	$41,015
Accounts receivable, net	5,853	4,322
Inventories, net	52,644	70,066
Prepaid expenses and other current assets	20,402	25,786
Total current assets	155,796	141,189
Property and equipment, net	54,119	56,794
Intangible assets, net	54,044	56,322
Goodwill	59,697	59,697
Operating lease assets, net	126,122	128,944
Other assets	8,005	7,270
Total assets	$457,783	$450,216
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,204	$57,650
Accrued expenses and other current liabilities	38,758	30,864
Current portion of long-term debt	1,313	1,875
Current portion of operating lease liabilities	37,963	40,259
Total current liabilities	120,238	130,648
Long-term debt, net of discount and current portion	71,205	71,435
Deferred income taxes	16,654	14,403
Operating lease liabilities, net of current portion	108,918	111,231
Other liabilities	947	1,000
Total liabilities	317,962	328,717
Commitments and contingencies (see Note 12)
Shareholders’ Equity
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 15,685,048 and 15,522,614 shares issued at August 1, 2026 and January 31, 2026 respectively; and 14,859,072 and 14,865,040 shares outstanding at August 1, 2026 and January 31, 2026, respectively	159	157
Additional paid-in capital	240,173	240,981
Treasury stock, at cost, 825,976 and 657,574 shares at August 1, 2026 and January 31, 2026, respectively	(13,222)	(10,888)
Accumulated deficit	(87,289)	(108,751)
Total shareholders’ equity	139,821	121,499
Total liabilities and shareholders’ equity	$457,783	$450,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$154,829	$153,987	$299,256	$307,611
Costs of goods sold (exclusive of depreciation and amortization)	35,850	48,630	81,584	91,897
Gross profit	118,979	105,357	217,672	215,714
Selling, general and administrative expenses	94,645	88,569	184,363	179,657
Impairment of long-lived assets	53	5	267	212
Operating income	24,281	16,783	33,042	35,845
Interest expense	1,900	2,733	3,771	5,522
Interest income	(1,110)	(498)	(1,457)	(886)
Income before provision for income taxes	23,491	14,548	30,728	31,209
Income tax provision	6,717	4,033	9,266	9,002
Net income and total comprehensive income	$16,774	$10,515	$21,462	$22,207
Per share data (Note 9):
Net income per common share:
Basic	$1.12	$0.69	$1.44	$1.45
Diluted	$1.11	$0.69	$1.43	$1.45
Weighted average common shares:
Basic	14,912,863	15,254,411	14,896,749	15,284,442
Diluted	15,074,018	15,297,083	15,024,467	15,344,019

Cash dividends declared per common share	$0.09	$0.08	$0.18	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid- in Capital	Treasury Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 31, 2026	15,522,614	$157	$240,981	(657,574)	$(10,888)	$(108,751)	$121,499
Vesting of equity awards	235,795	2	(2)	—	—	—	—
Surrender of shares to pay withholding taxes	(80,920)	—	(1,006)	—	—	—	(1,006)
Repurchase of treasury stock	—	—	—	(68,500)	(793)	—	(793)
Quarterly cash dividend and dividend equivalents declared ($0.09 per share)	—	—	(1,343)	—	—	—	(1,343)
Equity-based compensation	—	—	1,246	—	—	—	1,246
Net income	—	—	—	—	—	4,688	4,688
Balance, May 2, 2026	15,677,489	$159	$239,876	(726,074)	$(11,681)	$(104,063)	$124,291
Vesting of equity awards	12,645	—	—	—	—	—	—
Surrender of shares to pay withholding taxes	(5,086)	—	(82)	—	—	—	(82)
Repurchase of treasury stock	—	—	—	(99,902)	(1,541)	—	(1,541)
Quarterly cash dividend and dividend equivalents declared ($0.09 per share)	—	—	(1,427)	—	—	—	(1,427)
Equity-based compensation	—	—	1,806	—	—	—	1,806
Net income	—	—	—	—	—	16,774	16,774
Balance, August 1, 2026	15,685,048	$159	$240,173	(825,976)	$(13,222)	$(87,289)	$139,821

	Common Stock		Additional Paid- in Capital	Treasury Stock		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance, February 1, 2025	15,344,053	$153	$242,781	(19,831)	$(523)	$(136,642)	$105,769
Vesting of equity awards	238,696	3	187	—	—	—	190
Surrender of shares to pay withholding taxes	(93,075)	—	(2,043)	—	—	—	(2,043)
Repurchase of treasury stock	—	—	—	(186,800)	(3,526)	—	(3,526)
Quarterly cash dividend and dividend equivalents declared ($0.08 per share)	—	—	(1,075)	—	—	—	(1,075)
Equity-based compensation	—	—	966	—	—	—	966
Net income	—	—	—	—	—	11,692	11,692
Balance, May 3, 2025	15,489,674	$156	$240,816	(206,631)	$(4,049)	$(124,950)	$111,973
Vesting of equity awards	20,559	1	(1)	—	—	—	—
Surrender of shares to pay withholding taxes	(7,778)	—	(110)	—	—	—	(110)
Repurchase of treasury stock	—	—	—	(68,440)	(1,002)	—	(1,002)
Quarterly cash dividend and dividend equivalents declared ($0.08 per share)	—	—	(1,381)	—	—	—	(1,381)
Equity-based compensation	—	—	1,506	—	—	—	1,506
Net income	—	—	—	—	—	10,515	10,515
Balance, August 2, 2025	15,502,455	$157	$240,830	(275,071)	$(5,051)	$(114,435)	$121,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.Jill, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Net income	$21,462	$22,207
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,300	10,650
Impairment of long-lived assets	267	212
Adjustment for exited retail stores	(392)	(232)
Loss on disposal of fixed assets	102	195
Noncash interest expense	165	617
Equity-based compensation	3,058	2,472
Deferred rent incentives	(27)	(472)
Deferred income taxes	2,251	3,268
Changes in operating assets and liabilities:
Accounts receivable	(1,531)	(1,461)
Inventories, net	17,422	6,026
Prepaid expenses and other current assets	5,384	(2,799)
Accounts payable	(15,558)	(5,123)
Accrued expenses and other current liabilities	7,295	(8,684)
Operating lease assets and liabilities	(1,455)	(2,312)
Other noncurrent assets and liabilities	(790)	134
Net cash provided by operating activities	47,953	24,698
Investing activities:
Purchases of property and equipment	(4,317)	(4,492)
Capitalized software	(709)	(984)
Net cash used in investing activities	(5,026)	(5,476)
Financing activities:
Principal repayments on Term Loan	(938)	—
Share repurchase costs, net of commission and fees	(2,334)	(4,528)
Surrender of shares to pay withholding taxes	(1,088)	(2,153)
Quarterly cash dividend paid to shareholders	(2,685)	(2,445)
Net cash used in financing activities	(7,045)	(9,126)
Net change in cash and cash equivalents and restricted cash	35,882	10,096
Cash and cash equivalents and restricted cash:
Beginning of Period	41,378	35,790
End of Period (a)	$77,260	$45,886
(a)
Includes $0.4 million of restricted cash for the twenty-six weeks ended August 1, 2026 and August 2, 2025. The Company recorded restricted cash in Prepaid expenses and other current assets as presented in the condensed consolidated balance sheets.

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

In the opinion of management, these interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of January 31, 2026 was derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the thirteen and twenty-six weeks ended August 1, 2026 are not necessarily indicative of future results or results to be expected for Fiscal Year 2026. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our 2025 Annual Report.

Restricted Cash

The Company's restricted cash balance represents an imprest cash account used to fund employee healthcare costs. The balance of restricted cash as of August 1, 2026 and August 2, 2025 was $0.4 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	For the Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Cash and cash equivalents	$76,897	$45,523
Restricted cash reported in Prepaid expenses and other current assets	363	363
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$77,260	$45,886

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

For the thirteen and twenty-six weeks ended August 1, 2026, the Company amortized $0.6 million and $1.2 million, respectively, of cloud-based software implementation costs. For the thirteen and twenty-six weeks ended August 2, 2025, the Company amortized $0.7 million and $1.1 million, respectively, of cloud-based software implementation costs.

As of August 1, 2026, the Company had $11.3 million of gross capitalized cloud-based software implementation costs and $1.2 million of related accumulated amortization, for a net balance of $10.1 million, made up of $2.7 million recorded within Prepaid expenses and other current assets and $7.4 million recorded within Other assets in the Company’s condensed consolidated balance sheets.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Retail	$81,954	$82,492	$160,507	$164,305
Direct	72,875	71,495	138,749	143,306
Net sales	$154,829	$153,987	$299,256	$307,611

Remaining Performance Obligations

As of August 1, 2026, the transaction price allocated to remaining performance obligations amounts to $0.4 million, which relates to the marketing and promotion of the Company’s private label credit card program. This amount will be recognized as revenue evenly through January 2031.

Contract Liabilities

The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to the customer. Total contract liabilities consisted of the following (in thousands):

	August 1, 2026	January 31, 2026
Upfront payment (1)	365	$405
Unredeemed gift cards (2)	5,726	7,370
Total contract liabilities	$6,091	$7,775
(1)
The current and noncurrent portions of the upfront payment received in connection with the private label credit card agreement are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the Company’s condensed consolidated balance sheets.
(2)
The unredeemed gift cards balance is included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. Revenue recognized for the twenty-six weeks ended August 1, 2026 and August 2, 2025 related to the contract liability balance at the beginning of each fiscal year was $2,968 and $3,026.

The Company recognized revenue related to gift card redemptions and breakage for the thirteen and twenty-six weeks ended August 1, 2026 of approximately $3.0 million and $6.5 million, respectively, and for the thirteen and twenty-six weeks ended August 2, 2025 of approximately $3.0 million and $6.2 million, respectively. Revenue recognized consists of gift cards that were part of the unredeemed gift card balance at the beginning of the period as well as gift cards that were issued and redeemed during the period.

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

4. Asset Impairments

Long-lived Asset Impairments

For the thirteen weeks ended August 1, 2026, the Company recorded an $0.1 million of noncash impairment charges related to leasehold improvements at certain store locations. For the twenty-six weeks ended August 1, 2026, the Company recorded $0.3 million of noncash impairment charges related to leasehold improvements at certain store locations driven by the actual performance at these locations. The Company reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined using a discounted cash flow method.

For the thirteen weeks ended August 2, 2025, the Company recorded an immaterial amount of noncash impairment charges related to leasehold improvements at certain store locations. For the twenty-six weeks ended August 2, 2025, the Company recorded noncash impairment charges of $0.2 million primarily related to leasehold improvements at certain store locations driven by the actual performance at these locations.

Goodwill and Other Intangible Assets

The balance of goodwill was $59.7 million at August 1, 2026 and January 31, 2026. The accumulated goodwill impairment losses as of August 1, 2026 and February 1, 2025 were $137.3 million.

A summary of other intangible assets as of August 1, 2026 and January 31, 2026 is as follows (in thousands):

		August 1, 2026
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	111,536	2,620	20,044
Total intangible assets		$192,300	$111,536	$26,720	$54,044

		January 31, 2026
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Accumulated Impairment	Carrying Amount
Indefinite-lived:
Trade name	N/A	$58,100	$—	$24,100	$34,000
Definite-lived:
Customer relationships	13.2	134,200	109,258	2,620	22,322
Total intangible assets		$192,300	$109,258	$26,720	$56,322

Total amortization expense for these amortizable intangible assets was $1.1 million and $1.2 million for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, and $2.3 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2026(1)	$2,278
2027	4,418
2028	4,246
2029	4,109
2030	4,023
Thereafter	970
Total	$20,044
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

During the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025, the Company did not identify any events or circumstances that indicated the fair value of a reporting unit was less than its carrying value.

5. Debt

The components of the Company’s outstanding long-term debt as of August 1, 2026 and January 31, 2026 were as follows (in thousands):

	August 1, 2026
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term loan due 2030	$74,063	$(664)	$(881)	$72,518
Less: Current portion	(1,313)	—	—	(1,313)
Net long-term debt	$72,750	$(664)	$(881)	$71,205

	January 31, 2026
	Outstanding Principal Balance	Original Issue Discount	Capitalized Fees & Expenses	Balance Sheet
Term loan due 2030	$75,000	$(727)	$(963)	$73,310
Less: Current portion	(1,875)	—	—	(1,875)
Net long-term debt	$73,125	$(727)	$(963)	$71,435

Term Loan Credit Agreement

On December 12, 2025, the Company and Jill Acquisition LLC (the “Borrower”) entered into a new Term Loan Credit Agreement (the “2025 Term Loan Credit Agreement”), with the lenders party thereto from time to time and CCP Agency, LLC, as administrative agent and as collateral agent. The 2025 Term Loan Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $75.0 million with a maturity date of December 12, 2030 (the “2025 Term Loan Facility”). As of August 1, 2026 the outstanding principal balance under the 2025 Term Loan Credit Agreement was $74.1 million.

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

As of August 1, 2026, the Company was in compliance with all covenants contained in its outstanding debt arrangements.

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

The Company had no short-term borrowings under the Company’s ABL Facility as of August 1, 2026 and January 31, 2026. The Company’s available borrowing capacity under the ABL Facility as of August 1, 2026 and January 31, 2026 was $35.7 million.

As of August 1, 2026 and January 31, 2026, there were outstanding letters of credit of $4.3 million, which reduced the availability under the ABL Facility. As of August 1, 2026, the maximum commitment for letters of credit was $15.0 million.

As of August 1, 2026, the Company was in compliance with all financial covenants in effect.

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

The following table presents the carrying value and fair value hierarchy for debt as of August 1, 2026 and January 31, 2026, respectively (in thousands):

		Fair Value as of August 1, 2026
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$71,205	$—	$75,151	$—
Total financial instruments not carried at fair value	$71,205	$—	$75,151	$—

		Fair Value as of January 31, 2026
	Carrying Value	Level 1	Level 2	Level 3
Financial instruments not carried at fair value:
Total debt	$73,310	$—	$75,607	$—
Total financial instruments not carried at fair value	$73,310	$—	$75,607	$—

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

7. Income Taxes

The Company recorded an income tax provision of $6.7 million and $4.0 million during the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. The Company recorded an income tax provision of $9.3 million and $9.0 million during the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

The effective tax rates were 28.6% and 27.7% for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, and 30.2% and 28.8% for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2026 differ from the federal statutory rate of 21% primarily due to the impact of state and local income taxes, stock compensation shortfalls, and executive compensation limitations. The effective tax rates for the thirteen and twenty-six weeks ended August 2, 2025 differ from the federal statutory rate of 21% primarily due to the impact of state and local income taxes and executive compensation limitations.

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

During the thirteen and twenty-six weeks ended August 1, 2026, the Company repurchased 99,902 and 168,402 shares of its common stock for an aggregate purchase price of $1.5 million and $2.3 million, respectively. As of August 1, 2026, the Company had $11.8 million of availability remaining under its stock repurchase authorization. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the accompanying condensed consolidated balance sheets as of August 1, 2026. There were 68,440 and 255,240 shares repurchased by the Company during the thirteen and twenty-six weeks ended August 2, 2025.

The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time.

Dividends

During the thirteen weeks ended August 1, 2026, the Board declared a quarterly cash dividend payment of $0.09 per share of common stock (the “Dividend”). The Dividend was payable on July 8, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of June 24, 2026. During the thirteen and twenty-six weeks ended August 1, 2026, the Company paid $1.4 million and $2.7 million, respectively, in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital on the condensed consolidated balance sheets.

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

9. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per common share (“EPS”) (in thousands, except share and per share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Numerator
Net income	$16,774	$10,515	$21,462	$22,207
Denominator
Weighted average number of common shares outstanding, basic	14,912,863	15,254,411	14,896,749	15,284,442
Dilutive effect of share-based awards	161,155	42,672	127,718	59,577
Weighted average common shares, diluted	15,074,018	15,297,083	15,024,467	15,344,019
Net income per common share, basic	$1.12	$0.69	$1.44	$1.45
Net income per common share, diluted	$1.11	$0.69	$1.43	$1.45

Share-based awards are excluded from the diluted earnings per share calculation when their inclusion would have an antidilutive effect such as when the Company has a net loss for the reporting period, or if the assumed proceeds per share of the award is in excess of the related fiscal period’s average price of the Company’s common stock. Accordingly, 121,129 and 232,825 shares for the thirteen and twenty-six weeks ended August 1, 2026, respectively, and 279,851 and 278,166 shares for the thirteen and twenty-six weeks ended August 2, 2025, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

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

On June 27, 2025, the Company registered an additional 750,000 shares of its common stock at par value of $0.01 per share. As of August 1, 2026, the A&R Plan has 2,793,453 shares of common stock reserved for issuance to awards granted by the Committee with an aggregate of 692,031 shares remaining for future issuance.

During the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Board approved and granted Restricted Stock Units (“RSUs”), dividend equivalent RSUs, Performance Stock Units (“PSUs”) and dividend equivalent PSUs under the A&R Plan.

Restricted Stock Units

For the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Board granted RSUs under the A&R Plan, which vest in one to three equal annual installments, beginning one year from the date of grant. The grant-date fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. In connection with the cash dividend paid on the Company’s common stock and in accordance with the terms of the A&R Plan, participants holding RSUs were credited with dividend equivalent RSUs, which are subject to the same vesting terms as the RSUs. For the twenty-six weeks ended August 1, 2026 and August 2, 2025, the fair market value of RSUs was determined based on the market price of the Company’s shares on the date of the grant.

The following table summarizes the RSU awards activity for the twenty-six weeks ended August 1, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 31, 2026	580,411	$18.61
Granted	473,208	$12.20
Vested	(236,103)	$18.78
Forfeited	(66,307)	$15.97
Unvested units outstanding at August 1, 2026	751,210	$14.58

As of August 1, 2026, there was $8.9 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average service period of 2.0 years. The total fair value of RSUs vested during the twenty-six weeks ended August 1, 2026 and August 2, 2025 was $4.4 million and $4.9 million, respectively.

Performance Stock Units

For the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Board granted PSUs, a portion of which are based on achieving an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal and the remaining portion is based on achieving an annualized absolute total shareholder return (“TSR”) growth goal.

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

The fair value of the PSUs granted during the twenty-six weeks ended August 1, 2026 for which the performance is based on an Adjusted EBITDA goal was determined based on the market price of the Company’s shares on the date of the grant. Additionally, for those awards whose performance is based on a TSR growth goal, the fair value was estimated using a Monte Carlo simulation as of the grant date. These valuations were based on the assumptions noted below:

Monte Carlo Simulation Assumptions
Risk Free Interest Rate	3.84%-3.93%
Expected Dividend Yield	—
Expected Volatility	49.89%-50.11%
Expected Term	2.75-2.82

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

The following table summarizes the PSU awards activity for the twenty-six weeks ended August 1, 2026:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units outstanding at January 31, 2026	205,037	$22.89
Granted	190,573	$12.71
Forfeited	(33,651)	$19.22
Unvested units outstanding at August 1, 2026	361,959	$17.95

As of August 1, 2026, there was $2.8 million of total unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average service period of 2.1 years.

Share-based compensation expense for RSUs and PSUs was recorded in the Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. The Company recorded $1.8 million and $3.0 million for the thirteen and twenty-six weeks ended August 1, 2026, respectively, and $1.4 million and $2.4 million for the thirteen and twenty-six weeks ended August 2, 2025, respectively. As per the terms of the A&R Plan, as the dividend equivalent awards are subject to the same vesting conditions as their underlying awards, the Company did not record any additional share-based compensation expense associated with these awards.

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

During the thirteen weeks ended August 2, 2025, the outstanding stock options, including previously issued stock options have a weighted average fair value of $30.17, weighted average exercise price of $59.85 and a weighted average remaining contractual term of 0.8 years.

11. Related Party Transactions

For the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025, the Company incurred an immaterial amount of other expenses in connection with related party transactions. As of August 1, 2026 and January 31, 2026, the Company owed its related parties immaterial amounts.

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

Tariff Refunds

On February 20, 2026, the U.S. Supreme Court ruled that certain of the tariffs imposed in fiscal 2025 under the International Emergency Economic Powers Act (“IEEPA”) were unlawful and remanded the case to the U.S. Court of International Trade (“CIT”) to provide a remedy for importers who had paid the tariffs. On March 4, 2026, the CIT ordered U.S. Customs and Border Protection (“CBP”) to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, CBP launched a process for importers to submit IEEPA refund claims. The Company submitted claims for refunds totaling $18.4 million in April 2026. In the second quarter of fiscal 2026, the Company began receiving refunds for IEEPA tariffs previously paid, totaling approximately $19.0 million, including $0.6 million of interest. Approximately $13.3 million is reflected within “Cost of goods sold (exclusive of depreciation and amortization),” and the interest is reflected within "Interest income” in the accompanying unaudited Condensed Consolidated Income Statements. The Company accounts for such refunds as gain contingencies and recognizes any recovery when the gain is realized or realizable and the related contingencies have been substantially resolved. The Company does not expect the amounts of the remaining refunds of IEEPA tariffs to be material.

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

An extract of the financial information that is regularly provided to the CODM for the Company’s single reportable segment is listed below:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$154,829	$153,987	$299,256	$307,611
Costs of goods sold (exclusive of depreciation and amortization)	35,850	$48,630	81,584	$91,897
Selling expenses	51,809	48,794	101,517	96,568
Marketing expenses	13,958	12,097	26,953	26,336
General and administrative expenses	20,388	18,877	39,658	39,886
Other segment items (a)	16,050	15,074	28,082	30,717
Net income and total comprehensive income	$16,774	$10,515	$21,462	$22,207
(a)
Other segment items represent the Company’s OMS upgrade, management incentives, impairments of long-lived assets, interest expense, interest income, income taxes, and depreciation and amortization.

Geographic Information

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company has immaterial sales outside the United States. No customer represents more than 10% of total revenues for any period presented.

14. Subsequent Events

Dividends

On September 2, 2026, the Board declared a quarterly cash dividend of $0.09 per share, payable on October 7, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of September 23, 2026.

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

Factors Affecting Our Operating Results

Various factors are expected to continue to affect our results of operations going forward, including the following:

Overall Economic Trends. Consumer purchases of clothing and other merchandise generally decline during recessionary periods and other periods when disposable income is adversely affected, and consequently our results of operations may be affected by general economic conditions. For example, reduced consumer confidence, lower availability, inflationary pressures and higher cost of consumer credit may reduce demand for our merchandise and may limit our ability to increase or sustain prices. The growth rate of the market could be affected by macroeconomic conditions in the United States and abroad. Additionally, the occurrence or reoccurrence of any significant pandemic, regional conflicts, or other geopolitical disruptions, or a prolonged shutdown of the United States government could impact our sales and business operations.

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

Tariffs. The imposition of tariffs (including U.S. tariffs imposed or threatened to be imposed on a number of countries and any tariffs imposed by such countries) have impacted and could continue to impact our supply chain resulting in increased input costs, including the cost of certain raw materials and packaging. In February 2026, the U.S. Supreme Court ruled that many of the tariffs previously imposed under the International Emergency Economic Powers Act were invalid. Following the Supreme Court ruling, the Court of International Trade issued an order directing Customs and Border Protection (“CBP”) to begin paying refunds for tariffs enacted under the International Emergency Economic Powers Act (“IEEPA”) immediately. The CBP developed a new system to process IEEPA tariff refunds and has commenced a phased rollout of refunds. Subsequent to year-end, the Company submitted refund claims to CBP related to tariffs previously paid under the IEEPA. These claims were submitted following court rulings that invalidated certain IEEPA tariffs and directed CBP to implement a refund process. During the thirteen weeks ended August 1, 2026, the Company began receiving refunds and recognized recoveries prospectively as they became realizable. The ultimate amount and timing of additional refunds remain subject to the ongoing administrative implementation of the refund process by the CBP. The refunds were recognized as a reduction of cost of goods sold in the Company's condensed consolidated statements of operations. Additionally, a portion of tariff recoveries is recorded within accrued liabilities. Further, in July 2026, the U.S. administration announced plans to implement additional tariffs under Section 301 of the Trade Act of 1974 and could take action to implement additional tariffs in the future. We will continue to evaluate the nature and extent of the impact of these tariffs on our business, to identify actions to potentially mitigate, where possible, any unfavorable impacts on our business and to monitor the regulatory and administrative developments around the potential refund of tariffs previously paid and assess their impact on our future results.

Risks Associated with Ongoing Conflicts. Ongoing or escalating geopolitical tensions and military activity, including conflicts involving the Middle East, Iran, and Ukraine, may adversely affect the Company’s business, financial condition, and results of operations. Heightened geopolitical instability in the Middle East has contributed to uncertainty in global economic and financial conditions, including potential constraints affecting key shipping routes such as the Strait of Hormuz, and increased volatility in energy, fuel, and transportation markets, as well as contributing to volatility in labor, financial, and commodity markets. These developments may disrupt global supply chains, including the availability and cost of fuel, energy, transportation, and other critical materials, which would have an adverse effect on our results of operations. Disruptions to fuel and energy supply, including as a result of government‑imposed restrictions, sanctions, export controls, or other regulatory actions, could materially increase the Company’s operating costs or require the temporary suspension or shutdown of certain mining operations where reliable access to fuel or power is essential to safe and continuous operations. Heightened geopolitical tensions may also increase cybersecurity risks, including threats to energy infrastructure, logistics providers, financial systems, and other third‑party service providers.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Statements of Operations Data:
Net income	$16,774	$10,515	$21,462	$22,207
Add (Less):
Depreciation and amortization	5,056	5,305	10,308	10,654
Income tax provision	6,717	4,033	9,266	9,002
Interest expense	1,900	2,733	3,771	5,522
Interest income	(1,110)	(498)	(1,457)	(886)
Adjustments:
Equity-based compensation expense (a)	1,806	1,506	3,058	2,472
Write-off of property and equipment (b)	66	44	102	195
Amortization of cloud-based software implementation costs (c)	641	661	1,195	1,118
Adjustment for exited retail stores (d)	(96)	—	(392)	(232)
Impairment of long-lived assets (e)	53	5	267	212
Other non-recurring items (f)	1,017	1,285	1,965	2,660
Adjusted EBITDA	$32,824	$25,589	$49,545	$52,924
Net sales	$154,829	$153,987	$299,256	$307,611
Adjusted EBITDA margin	21.2%	16.6%	16.6%	17.2%
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

Results of Operations

Thirteen weeks ended August 1, 2026 Compared to Thirteen weeks ended August 2, 2025

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Thirteen Weeks Ended				Change from the Thirteen Weeks Ended August 2, 2025 to the Thirteen Weeks
	August 1, 2026		August 2, 2025		Ended August 1, 2026
(in thousands)	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$154,829	100.0%	$153,987	100.0%	$842	0.5%
Costs of goods sold	35,850	23.2%	48,630	31.6%	(12,780)	(26.3)%
Gross profit	118,979	76.8%	105,357	68.4%	13,622	12.9%
Selling, general and administrative expenses	94,645	61.1%	88,569	57.5%	6,076	6.9%
Impairment of long-lived assets	53	0.0%	5	0.0%	48	960.0%
Operating income	24,281	15.7%	16,783	10.9%	7,498	44.7%
Interest expense	1,900	1.2%	2,733	1.8%	(833)	(30.5)%
Interest income	(1,110)	(0.7)%	(498)	(0.3)%	(612)	(122.9)%
Income before provision for income taxes	23,491	15.2%	14,548	9.4%	8,943	61.5%
Income tax provision	6,717	4.3%	4,033	2.6%	2,684	66.6%
Net income	$16,774	10.8%	$10,515	6.8%	$6,259	59.5%

Net Sales

Net sales for the thirteen weeks ended August 1, 2026 increased $0.8 million, or 0.5%, to $154.8 million from $154.0 million for the thirteen weeks ended August 2, 2025. At the end of those same periods, we operated 255 and 247 retail stores, respectively. The increase in net sales was primarily due to an increase in total company comparable sales of 0.5% compared to the thirteen weeks ended August 2, 2025. The increase was primarily driven by an increase in full price mix and a decrease in promotional activities compared to the thirteen weeks ended August 2, 2025.

Retail contributed 52.9% of our net sales in the thirteen weeks ended August 1, 2026 and 53.6% in the thirteen weeks ended August 2, 2025. Our Direct channel contributed 47.1% of our net sales in the thirteen weeks ended August 1, 2026 and 46.4% in the thirteen weeks ended August 2, 2025.

Gross Profit and Costs of Goods Sold

Gross profit for the thirteen weeks ended August 1, 2026 increased $13.6 million, or 12.9%, to $119.0 million from $105.4 million for the thirteen weeks ended August 2, 2025. The gross margin for the thirteen weeks ended August 1, 2026 was 76.8% compared to 68.4% for the thirteen weeks ended August 2, 2025. The increase in gross profit and gross margin for the thirteen weeks ended August 1, 2026 was primarily driven by a lower mix of markdown sales, lower full-price promotional rates, and decreased expense, including the recognition of refunds related to tariffs previously paid, compared to the thirteen weeks ended August 2, 2025.

Selling, General and Administrative Expenses

SG&A expenses for the thirteen weeks ended August 1, 2026 increased $6.1 million, or 6.9%, to $94.6 million from $88.6 million for the thirteen weeks ended August 2, 2025. The increase was primarily driven by a $2.2 million increase in compensation, benefits and management incentive expense, $1.8 million in marketing expenses, $0.9 million related to increased occupancy expenses, and a $1.2 million increase across outbound shipping, hosting, recruiting, and supplies related expenses.

As a percentage of net sales, SG&A expenses were 61.1% for the thirteen weeks ended August 1, 2026 and 57.5% for the thirteen weeks ended August 2, 2025.

Impairment of long-lived assets

For the thirteen weeks ended August 1, 2026 and August 2, 2025 the Company recorded an immaterial amount of impairment charges.

Interest Expense

Interest expense was $1.9 million and $2.7 million for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. The decrease was due to a lower debt balance for the thirteen weeks ended August 1, 2026.

Interest Income

For the thirteen weeks ended August 1, 2026 and August 2, 2025, the Company earned interest on cash of $1.1 million and $0.5 million, respectively. The increase was primarily attributable to interest received in connection with tariff recoveries of $0.6 million.

Income Tax Provision

The Company’s income tax provision was $6.7 million for the thirteen weeks ended August 1, 2026 compared to $4.0 million for the thirteen weeks ended August 2, 2025, while our effective tax rates for the same periods were 28.6% and 27.7%, respectively. The effective tax rate during the thirteen weeks ended August 1, 2026 is higher primarily due to the impact of state and local income taxes, stock compensation shortfalls and executive compensation limitations.

Twenty-Six weeks ended August 1, 2026 Compared to Twenty-Six weeks ended August 2, 2025

The following table summarizes our condensed consolidated results of operations for the periods indicated:

	For the Twenty-Six Weeks Ended				Change from the Twenty-Six Weeks Ended August 2, 2025 to the Twenty-Six Weeks Ended August 1, 2026
(in thousands)	August 1, 2026		August 2, 2025
	Dollars	% of Net Sales	Dollars	% of Net Sales	$ Change	% Change
Net sales	$299,256	100.0%	$307,611	100.0%	$(8,355)	(2.7)%
Costs of goods sold	81,584	27.3%	91,897	29.9%	(10,313)	(11.2)%
Gross profit	217,672	72.7%	215,714	70.1%	1,958	0.9%
Selling, general and administrative expenses	184,363	61.6%	179,657	58.4%	4,706	2.6%
Impairment of long-lived assets	267	0.1%	212	0.1%	55	25.9%
Operating income	33,042	11.0%	35,845	11.7%	(2,803)	(7.8)%
Interest expense	3,771	1.3%	5,522	1.8%	(1,751)	(31.7)%
Interest income	(1,457)	(0.5)%	(886)	(0.3)%	(571)	(64.4)%
Income before provision for income taxes	30,728	10.3%	31,209	10.1%	(481)	(1.5)%
Income tax provision	9,266	3.1%	9,002	2.9%	264	2.9%
Net income	$21,462	7.2%	$22,207	7.2%	$(745)	(3.4)%

Net Sales

Net sales for the twenty-six weeks ended August 1, 2026 decreased $8.4 million, or 2.7%, to $299.3 million from $307.6 million for the twenty-six weeks ended August 2, 2025. At the end of those same periods, we operated 255 and 247 retail stores, respectively. The decrease in net sales was primarily due to total company comparable sales decrease of 4.2%. The decrease was primarily driven by a decline in unit sales partially offset by an increase in average unit retail price compared to the twenty-six weeks ended August 2, 2025.

Retail contributed 53.6% of our net sales in the twenty-six weeks ended August 1, 2026 and 53.4% in the twenty-six weeks ended August 2, 2025. Our Direct channel contributed 46.4% of our net sales in the twenty-six weeks ended August 1, 2026 and 46.6% in the twenty-six weeks ended August 2, 2025.

Gross Profit and Costs of Goods Sold

Gross profit for the twenty-six weeks ended August 1, 2026 increased $2.0 million, or 0.9%, to $217.7 million from $215.7 million for the twenty-six weeks ended August 2, 2025. The gross margin for the twenty-six weeks ended August 1, 2026 was 72.7% compared to 70.1% for the twenty-six weeks ended August 2, 2025. The increase in gross profit and gross margin for the twenty-six weeks ended August 1, 2026 was primarily driven by a lower mix of markdown sales, lower full-price promotional rates, and decreased expense, including the recognition of refunds related to tariffs previously paid compared to the twenty-six weeks ended August 2, 2025.

Selling, General and Administrative Expenses

SG&A expenses for the twenty-six weeks ended August 1, 2026 increased $4.7 million, or 2.6%, to $184.4 million from $179.7 million for the twenty-six weeks ended August 2, 2025. The increase was primarily driven by a $2.4 million increase in compensation, benefits and management incentive expense, $1.4 million related to increased occupancy expenses, $1.3 million increase in outbound shipping costs, and $1.9 million increases across hosting, marketing, recruiting, and supplies related expenses, partially offset by a decrease in professional services of $2.3 million, driven by the cancellation of our Elm Street Consulting agreement compared to the twenty-six weeks ended August 2, 2025.

As a percentage of net sales, SG&A expenses were 61.6% for the twenty-six weeks ended August 1, 2026 compared to 58.4% for the twenty-six weeks ended August 2, 2025

Impairment of long-lived assets

For the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Company recorded noncash impairment charges of $0.3 million and 0.2 million primarily related to leasehold improvements at certain store locations.

Interest Expense

Interest expense was $3.8 million and $5.5 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. The decrease was primarily due to a lower debt balance for the twenty-six weeks ended August 1, 2026.

Interest Income

For the twenty-six weeks ended August 1, 2026, the Company earned interest on cash of $1.5 million, compared to $0.9 million for the twenty-six weeks ended August 2, 2025. The increase in earned interest is primarily due to higher cash balances.

Income Tax Provision

The Company’s income tax provision was $9.3 million for the twenty-six weeks ended August 1, 2026 compared to $9.0 million for the twenty-six weeks ended August 2, 2025, while our effective tax rates for the same periods were 30.2% and 28.8%, respectively. The effective tax rate during the twenty-six weeks ended August 1, 2026 is higher primarily due to the impact of state and local income taxes, stock compensation shortfalls and executive compensation limitations.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash and cash equivalents generated from operating activities and availability under our ABL Facility, so long as certain conditions related to the maturity of the 2025 Term Loan Credit Agreement are met. As of August 1, 2026, we had $76.9 million in cash and $35.7 million of total availability under our ABL Facility. In addition, through our shelf registration statement on file with the SEC or through private transactions, and depending on conditions prevailing in the public and private capital markets, we may from time to time issue equity securities in one or more series in one or more offerings.

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

Credit Facilities

On December 12, 2025, the Company and Jill Acquisition LLC (the “Borrower”) entered into a new Term Loan Credit Agreement (the “2025 Term Loan Credit Agreement”), with the lenders party thereto from time to time and CCP Agency, LLC, as administrative agent and as collateral agent. The 2025 Term Loan Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of $75.0 million with a maturity date of December 12, 2030 (the “2025 Term Loan Facility”). As of May 2, 2026, the outstanding principal balance under the 2025 Term Loan Credit Agreement was $74.1 million.

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

There were no short-term borrowings outstanding under the Company’s ABL Facility as of August 1, 2026 and January 31, 2026 At August 1, 2026 and January 31, 2026, the Company had outstanding letters of credit in the amount of $4.3 million and had a maximum additional borrowing capacity of $35.7 million.

As of August 1, 2026, the Company was in compliance with all covenants contained in its outstanding debt arrangements.

Cash Flow Analysis

The following table shows our cash flows information for the periods presented:

	For the Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$47,953	$24,698
Net cash used in investing activities	(5,026)	(5,476)
Net cash used in financing activities	(7,045)	(9,126)

Net cash provided by operating activities

Net cash provided by operating activities increased by $23.3 million during the twenty-six weeks ended August 1, 2026 compared to the twenty-six weeks ended August 2, 2025. The increase during the twenty-six weeks ended August 1, 2026 was driven by changes in operating assets and liabilities of $25.0 million, offset by adjustments to reconcile net income of $1.0 million and a decrease in net income of $0.7 million. The change in operating assets and liabilities was driven primarily by an increase in accrued expenses and other current liabilities of $16.0 million, which includes liabilities to vendors resulting from tariff recoveries, decreased payments for inventory of $11.4 million, an increase in prepaid expenses and other current assets of $8.2 million, and increases in operating leases assets and liabilities of $0.9 million. The change in operating assets and liabilities was offset by lower cash inflows relating to timing of payments for accounts payable of $10.4 million, largely reflecting higher merchandising payables, the timing of payments relating to other noncurrent assets of $1.0 million, and a decrease in accounts receivable of $0.1 million.

Net cash provided by operating activities during the twenty-six weeks ended August 1, 2026 was $48.0 million. Key elements of cash provided by operating activities were (i) net income of $21.5 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $15.7 million, primarily driven by depreciation and amortization, equity-based compensation, and changes in deferred taxes, and (iii) uses of cash totaling $10.8 million for net operating assets and liabilities.

Net cash provided by operating activities during the twenty-six weeks ended August 2, 2025 was $24.7 million. Key elements of cash provided by operating activities were (i) net income of $22.2 million, (ii) adjustments to reconcile net income to net cash provided by operating activities of $16.7 million, primarily driven by depreciation and amortization, loss on extinguishment of debt, equity-based compensation, and (iii) uses of cash totaling $14.2 million for net operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities during the twenty-six weeks ended August 1, 2026 and August 2, 2025 was $5.0 million and $5.5 million, respectively, representing purchases of property and equipment related investments in stores and software and technology related investments.

Net cash used in financing activities

Net cash used in financing activities was $7.0 million for the twenty-six weeks ended August 1, 2026 compared to $9.1 million for the twenty-six weeks ended August 2, 2025. Net cash used in financing activities for the twenty-six weeks ended August 1, 2026 consisted primarily of the quarterly cash dividend paid to shareholders, share repurchase costs, net of commission and fees, surrender of shares to pay withholding taxes, and principal repayments on the 2025 Term Loan. Net cash used in financing activities for the twenty-six weeks ended August 2, 2025 primarily consisted of share repurchase costs, net of commission and fees, surrender of shares to pay withholding taxes, and quarterly cash dividend paid to shareholders.

Dividends

During the thirteen weeks ended August 1, 2026, the Board declared a quarterly cash dividend payment of $0.09 per share of common stock (the “Dividend”). The Dividend was payable on July 8, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of June 24, 2026. During the thirteen and twenty-six weeks ended August 1, 2026, the Company paid $1.4 million and $2.7 million, respectively, in dividends. While dividends are generally recorded as a reduction to Retained earnings, since the Company has an accumulated deficit, dividends are recorded as a reduction to Additional paid-in capital.

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

Subsequent to August 1, 2026, on September 2, 2026, the Board declared a quarterly cash dividend of $0.09 per share, payable on October 7, 2026 to stockholders of record of issued and outstanding shares of the Company’s common stock as of September 23, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

There have been no material changes in our exposure to market risk during the second quarter of Fiscal Year 2026. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s 2025 Annual Report.

Subsequent to August 1, 2026, on September 2, 2026, the Board declared a quarterly cash dividend of $0.09 per share, payable on October 7, 2026 to all stockholders of record as of September 23, 2026. The Company intends to pay cash dividends quarterly in the future, subject to market conditions and the discretion and approval by the Board of any such dividends.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer concluded as of August 1, 2026, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to the Company’s internal control over financial reporting that occurred during the second quarter of Fiscal Year 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the thirteen weeks ended August 1, 2026 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
May 3, 2026 - May 30, 2026	—	$—	—	$13,340,865
May 31, 2026 - July 4, 2026	64,620	$15.07	64,620	$12,366,558
July 5, 2026 - August 1, 2026	35,282	$15.97	35,282	$11,803,151
	99,902		99,902
(a)
On December 6, 2024, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock. Under the authorization, shares of Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations of the Exchange Act and share repurchase parameters determined by the Board. The timing and the number of shares repurchased are subject to the discretion of the Company and may be affected by market conditions and other factors. Total number of shares purchased are determined based on the settlement date of such trades. As of August 1, 2026, the Company had $11.8 million of availability remaining under its stock repurchase authorization.
(b)
The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
On June 22, 2026, J.Jill’s Executive Vice President, Chief Financial and Operating Officer, Mark Webb, entered into a Rule 10b5-1 trading plan (“Mr. Webb’s Plan”) having conditions that, if satisfied, could lead to his sale of up to 30,000 shares of J.Jill common stock, subject to volume and pricing limits. Mr. Webb’s Plan will commence on September 21, 2026 and will cease upon the earlier of June 17, 2027 or the date all 30,000 shares of common stock included in Mr. Webb’s Plan have been sold. Mr. Webb’s Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) promulgated under the Exchange Act.

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

J.Jill, Inc.

Date: September 9, 2026	By:	/s/ Mary Ellen Coyne
Mary Ellen Coyne
Chief Executive Officer, President and Director

Date: September 9, 2026	By:	/s/ Mark Webb
Mark Webb
Executive Vice President, Chief Financial and Operating Officer